Form 10QSB
INTERNATIONAL FAST FOOD CORP
filed 1996-05-20
CIK 885549

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [x]  Quarterly Report Under Section 13 or 15(d) of the
          Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1996

     [ ] Transition Report Under Section 13 or 15(d) of the Exchange Act

          For the transition period from _______ to _________.


           Commission file number 0-20203 and 1-11386


               INTERNATIONAL FAST FOOD CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

          Florida                              65-0302338
     _______________________                 __________________
     (State or Other Jurisdiction of         (I.R.S. Employer
     Incorporation or Organization)          Identification No.)

                  1000 Lincoln Road, Suite 200
                   Miami Beach, Florida  33139
             (Address of Principal Executive Office)

                         (305) 531-5800
        ________________________________________________
        (Issuer's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes [x]     No [ ]

The number of shares outstanding of the issuer's common stock, par value $.01 per share as of May 1, 1996 was 3,975,209.


Traditional Small Business Disclosure Format:   Yes [x]     No [ ]







      INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                  INDEX TO FINANCIAL STATEMENTS



                                                             Page



PART I.  FINANCIAL INFORMATION

     ITEM. 1   Financial Statements

               Consolidated Balance Sheets as of
               March 31, 1996 and December 31, 1995

               Consolidated Statements of Operations
               for the Three Months Ended March 31, 1996
               and 1995

               Consolidated Statement of Shareholders'
               Equity for the Three Months Ended March
               31, 1996

               Consolidated Statements of Cash Flows
               for the Three Months Ended March 31,
               1996 and 1995

               Notes to Consolidated Financial
               Statements


     ITEM. 2   Management's Discussion and Analysis or
               Plan of Operation



PART II.  OTHER INFORMATION

     ITEM. 6



SIGNATURES











      INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)


                             ASSETS


[CAPTION]


                                    March 31,    December 31,
                                      1996           1995


CURRENT ASSETS:

  Cash and cash equivalents    $      212,630    $      253,510
  Restricted cash                     500,000           500,000
  Receivables                          39,341            50,866
  Inventories                         339,331           384,434
  Advances to affiliate                11,331            49,087
  Prepaid expenses                     55,399            38,989

      Total Current Assets          1,158,032         1,276,886


Furniture, equipment and
  leasehold improvements, net       6,420,088         6,625,941

Deferred debenture issuance costs,
  net of accumulated amortization
  of $99,213 and $90,899,
  respectively                        333,112           341,426

Other assets, net                     348,373           364,701

Burger King Development Rights,
      net of accumulated amortization
      of $248,322 and $229,462,
      respectively                    128,876           147,736




  Total Assets                   $  8,388,481      $  8,756,690




                     See Accompanying Notes
























































INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS, Continued
                           (unaudited)

              LIABILITIES AND SHAREHOLDERS' EQUITY


[CAPTION]


                                    March 31,    December 31,
                                      1996           1995


CURRENT LIABILITIES:

  Accounts payable               $    444,726      $    354,823
  Accrued interest payable             83,590            21,580
  Other accrued expenses              499,680           473,127
  Due to affiliate                     84,307                 -
  Bank credit facilities            1,476,506         1,604,248
  Non-interest bearing obligation
    payable to minority shareholder
    of IFF Polska                     500,000           500,000
      Total Current Liabilities     3,088,809         2,953,778

  Long term bank debt                 160,000                 -

  9% subordinated convertible
    debentures, due 2007            2,756,000         2,756,000

      Total Liabilities             6,004,809         5,709,778

Minority interest in net assets of
  consolidated subsidiary             617,355           689,681

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

  Preferred Stock, $.01 par value,
  (liquidation preference of $4,356,000
  and $5,003,000), 1,000,000 shares
  authorized; 43,560 and 50,030
  shares issued and outstanding,
  respectively                            436               500

  Common Stock, $.01 par value,
  10,000,000 shares authorized;
  3,975,209 and 3,759,564 shares
  issued and outstanding,
  respectively                         39,752            37,595

  Additional paid-in capital       14,044,478        14,046,571

  Accumulated deficit             (12,318,349)      (11,727,435)

      Total Shareholders' Equity    1,766,317         2,357,231

      Total Liabilities and
        Shareholders' Equity     $  8,388,481      $  8,756,690

                     See Accompanying Notes











































      INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)


[CAPTION]


                                  Three Months   Three Months
                                      Ended          Ended
                                    March 31,      March 31,
                                      1996           1995


SALES                            $  1,268,674      $  1,121,254

RESTAURANT OPERATING EXPENSES:
  Food and Packaging                  572,281           553,206
  Payroll and Related Costs           185,489           182,701
  Occupancy and Other Operating
    Expenses                          379,330           309,624
  Depreciation and Amortization       246,496           202,483
  Total Restaurant Operating
      Expenses                      1,383,596         1,248,014

GENERAL AND ADMINISTRATIVE EXPENSES     499,313         474,786

OPERATING LOSS                       (614,235)         (601,546)

OTHER INCOME (EXPENSES):
  Interest                             87,905            17,262
  Interest expense, including
    amortization of debenture
    issuance costs                   (108,596)         (148,909)
  Other income (expense)                    -           (57,769)
  Loss from foreign currency
    translation                       (28,314)          (21,395)

      Total other expenses            (49,005)         (210,811)

Loss before minority interest        (663,240)         (812,357)

Minority interest in losses of
    consolidated subsidiary            72,326           107,515

Loss before extraordinary
    gain                             (590,914)         (704,842)

Extraordinary gain                          -         1,106,642

NET INCOME (LOSS)                   $(590,914)     $    401,800

NET (LOSS) INCOME PER COMMON SHARE:
  Loss before extraordinary gain        $(.15)            $(.20)
  Extraordinary Gain                    $(  -)            $ .32

NET (LOSS) INCOME                       $(.15)            $ .12

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                3,903,065         3,489,844


                     See Accompanying Notes












































      INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
            For the Three Months Ended March 31, 1996
                           (unaudited)

[CAPTION]


                             Common Stock       Preferred Stock
                             Shares   Amount    Shares    Amount

Balances
  Dec.31, 1995            3,759,564   $37,595    50,030   $   500

Conversion of
  Preferred Stock           215,645     2,157    (6,470)      (64)

Net loss for
  the period

Balances,
  March 31, 1996          3,975,209   $39,752    43,560   $   436

(continued)

                         Additional    (Accumu-
                           Paid In      lated)
                           Capital     (Deficit)     Total



Balances
  Dec.31, 1995         $ 14,046,571   $(11,727,435) $2,357,231

Conversion of
  Preferred Stock            (2,093)             -

Net loss for
  the period                              (590,914)   (590,914)

Balances,
  March 31, 1996       $(14,044,478)  $(12,318,349) $1,766,317





                     See Accompanying notes



      INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)



[CAPTION]


                                  Three Months   Three Months
                                      Ended          Ended
                                    March 31,      March 31,
                                      1996           1995


CASH FLOWS FROM OPERATING
  ACTIVITIES:

  Net (loss) income                 $(590,914)     $    401,800
  Adjustment to reconcile net
    income(loss) to net cash
    used in operating activities:
    Amortization and depreciation     279,567           269,614
    Extraordinary gain on the
      debenture exchange for stock          -        (1,106,642)
    Minority interest in losses of
      subsidiary                      (72,326)         (107,515)
  Changes in operating assets and
    liabilities:
      Receivables                      11,525           105,296
      Accrued interest receivable           -             3,990
      Inventories                      45,103           (30,355)
      Prepaid expenses                (16,410)          (49,629)
      Accounts payable and
        accrued expenses              178,466          (135,123)

  Net cash used in operating
    activities                       (164,989)         (648,564)


CASH FLOWS FROM INVESTING
  ACTIVITIES:

  Payments for furniture, equipment
    and leasehold improvements              -           (20,704)
  Payments for other assets           (30,212)          (36,983)

  Net cash used in
    investing activities              (30,212)          (57,687)







                     See Accompanying Notes


















































      INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                           (unaudited)



[CAPTION]


                                  Three Months   Three Months
                                      Ended          Ended
                                    March 31,      March 31,
                                      1996           1995


CASH FLOWS FROM FINANCING
  ACTIVITIES:

  Advances from (to) affiliate, net   122,063            10,976
  Repayments of bank credit
      facilities                     (133,485)         (122,277)
  Borrowings under bank credit
     facilities                       165,743                 -
  Net cash (used in) provided
     by financing activities          154,321          (111,301)

DECREASE IN CASH AND CASH
  EQUIVALENTS                         (40,880)         (817,552)

BEGINNING CASH AND CASH
  EQUIVALENTS                         253,510         2,600,696

ENDING CASH AND CASH
 EQUIVALENTS                     $    212,630      $  1,783,144


SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:


  Cash paid during the year for:
    Interest                     $     38,272      $    101,560


SUPPLEMENTAL SCHEDULE OF NON
  CASH INVESTING & FINANCING
  ACTIVITIES:



During the quarter ended March 31, 1995, 56,368 shares of Preferred
Stock were issued upon the exchange of 5,636,000 of the 9%
Subordinated Convertible Debentures.

On March 28, 1995, the Company purchased 100% ownership of
International Hotel Corporation in exchange for 400,000 shares of common stock.

During the quarter ended March 31, 1996, 6,470 shares of preferred stock were converted into 215,645 shares of common stock.


                     See Accompanying Notes











































      INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

1.   ORGANIZATION:

     International Fast Food Corporation (the "Company" or "IFFC") was organized for the purpose of developing and operating franchised Burger King restaurants in the Republic of Poland ("Poland"). A major shareholder of the Company, Capital Brands, Inc. ("CBI") entered into a development agreement (the "Development Agreement") with Burger King Corporation ("BKC") and assigned all its rights and obligations under the Development Agreement to the Company.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF PRESENTATION - The accompanying financial statements include the accounts of the Company and its majority-owned (85%) Polish subsidiary, International Fast Food Polska ("IFF Polska" or "IFFP"), a limited liability corporation, and three wholly-owned Polish limited liability corporations. All significant intercompany transactions and balances have been eliminated in consolidation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

     The Polish economy is considered to be "highly inflationary". Accordingly, the U.S. dollar is considered to be the functional currency of IFF Polska. The only currency that may be used in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. As of January 1, 1995, the National Bank of Poland introduced a new currency unit which is named a "zloty" (a "new zloty"). New zlotys are equivalent to 10,000 old zlotys ("old zlotys"). Old zlotys will remain legal tender until December 31, 1996, after which date they will only be exchangeable at certain banks. All references in this document to zlotys are to old zlotys. At March 31, 1996, the exchange rate was 25,875 old zlotys
per dollar.   Monetary assets and liabilities are translated from
the local currency, the "zloty", to U.S. dollars at the period end exchange rate. Non-monetary assets, liabilities, and related expenses, primarily furniture, equipment, leasehold improvements and related depreciation and amortization, are translated using historical exchange rates. Income and expense accounts, excluding depreciation and amortization, are translated at an annual weighted average exchange rate.

     The December 31, 1995, Consolidated Balance Sheet included herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-QSB and include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

     GOING CONCERN - The report of the Company's independent accountants on their audit of the Company's December 31, 1995 consolidated financial statements contained uncertainties relating to the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     FINANCIAL ACCOUNTING STANDARDS NO. 121 (FAS NO. 121) - In March 1995, the FASB issued FAS No. 121 j"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement, which is effective for the Company's financial statements for its 1996 fiscal year, requires that long lived assets and certain intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated undiscounted cash flows that are expected to result from the use of the asset are less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the carrying amount over the fair value of the assets. The Company will review for impairment of its long-lived assets in its fiscal 1996 year using the methodology prescribed by FAS No. 121.

3.   BANK CREDIT FACILITIES PAYABLE:

     Amounts outstanding under bank credit facilities at March 31, 1996, consist of the following:

[CAPTION]


Amerbank in Poland, S.A.
     overdraft credit line, variable
     rate approximately equal to prime,
     payable in full on October 30, 1996.
                                                     $     10,763



Amerbank revolving credit facility,
     12% interest, $90,000 plus interest
     payable quarterly, payable in full on
     July 31, 1997.                                       460,000


Amerbank, IFFP line of credit of $300,000
     payable in full on or before
     February 1, 1997, interest payable
     monthly at Amerbank prime, guaranteed
     by IFFC.                                             165,743


Bank Handlowy Warszawie, S.A., IFFP
  credit facility of $1,000,000 payable in
  full on or before December 16, 1996,
  LIBOR plus 3.875% interest, collateralized
  by amounts on deposit with Bank Handlowy,
  unconditional guarantee of IFFC, fixed
  assets of IFFP of $1,250,000 and an
  irrevocable standby letter of credit
  in the amount of $500,000 issued by the
  Credit Suisse Miami Agency                            1,000.000
                                                        1,636,506

Less: Current Maturities                                1,476,506

     Total Long Term Portion                         $    160,000



     On April 12, 1996, the Company received an extension of the maturity date of the overdraft credit line until October 30, 1996, and a modification of the payment terms of the revolving credit facility whereby the original amount due on April 30, 1996, will be paid in quarterly installments through April 30, 1997, with a final payment of principal and interest on July 31, 1997.

4.   SHAREHOLDERS' EQUITY:

     The Company's stock option plan provides for the granting of options to qualified employees and directors of the Company. Stock option activity is shown below at March 31, 1996:

[CAPTION]


                                                            1996
     Outstanding at beginning of year                     282,000
     Granted                                                    -
     Exercised                                                  -
     Expired                                                    -
     Outstanding at end of period                         282,000
     Exercisable at end of period                         246,000
     Price range of options outstanding at end
       of period                                 $1.375 - $6.4375
     Available for grant at end of period                 368,000



















































     At March 31, 1996, IFFC had reserved the following shares of Common Stock for issuance:

[CAPTION]


          Stock option plan                     650,000


          Underwriter warrants, exercisable
          at $6.50 per share through
          May 31, 1997                          130,000


          Warrants issued in connection with
          1994 exchange offer, exercisable at
          $7.00 per share through August 1,
          1999                                  290,800


          Warrants to purchase $1,000,000
          principal amount of debentures
          convertible into Common Stock at a
          conversion price of $8.50 per share
          through December 16, 1997             117,647


          Convertible Debentures convertible
          into Common Stock at a conversion
          price of $8.50 per share              324,235


          Preferred Stock convertible into
          Common Stock at a conversion price
          of $3.00 per share                  1,451,855


               Total reserved shares          2,964,537



















5.   CONVERTIBLE SUBORDINATED DEBENTURES:

     The Convertible Subordinated Debentures (the "Debentures") mature in 2007 and provide for the payment of interest at 9% semi-annually until maturity.

     On November 7, 1994, the Company initiated an Exchange Offer whereby each $1,000 in principal amount of the Debentures validly tendered, will be exchanged for ten shares of the Company's Series A 6% Convertible Preferred Stock (the "Series A Convertible Preferred Stock") . The Series A Convertible Preferred Stock (i) will have a liquidation preference value of $100 per share, (ii) will be convertible into shares of the Company's Common Stock at a conversion price of $3.00 per share, and (iii) will receive dividends, payable semi-annually on each June 15 and December 15, at the rate of $6.00 per annum, which dividends may, at the option of the Company, be paid in cash, through the issuance of Common Stock or a combination of cash and Common Stock and (iv) may be redeemed by the Company under certain circumstances. The Exchange Offer expired on January 13, 1995, and resulted in $5,636,000 of the $8,392,000 in Debentures then outstanding being tendered and accepted by the Company for exchange.

     The Company calculated the fair value of the 56,380 shares of preferred stock to aggregate $3,757,590, which represents the value of the aggregate number of common shares that could be obtained through a conversion of the preferred stock applied to the per share market value of the Company's common stock on January 13, 1995.

     The Company recognized an extraordinary gain on the exchange which is calculated as follows:

[CAPTION]


     Debentures tendered                    $ 5,636,000
     Value assigned to preferred stock        3,757,590
     Reduction of unamortized debenture
       issuance costs related to
       debentures tendered                     (771,768)

     Extraordinary gain                     $ 1,106,642




6.   LITIGATION:

     BKC LITIGATION - On March 17, 1995, IFFC and IFFP (collectively, the "IFFC Affiliates"), filed suit against BKC in the Eleventh Judicial Circuit Court of the State of Florida. In their amended complaint, the IFFC Affiliates alleged, among other things, that BKC breached certain of its express and implied obligations under the BKC Development Agreement and the eight existing franchise agreements (the "Franchise Agreements") pertaining to IFFP's eight Burger King restaurants. The IFFC Affiliates further alleged that in connection with BKC's sale of certain of its rights pursuant to the BKC Development Agreement and the Franchise Agreements, BKC failed to timely deliver to the IFFC Affiliates a complete and accurate franchise offering circular in accordance with rules promulgated by the Federal Trade. Commission (the "FTC Count"). The IFFC affiliates also alleged that BKC committed certain acts which constitute fraud and/or deceptive and unfair business practices. The IFFC Affiliates have asked the court to, among other things, award them compensatory damages of not less that $15,000,000 punitive damages and certain costs and expenses.

     On August 21, 1995, BKC filed an answer which asserts nineteen affirmative defenses and three counterclaims. In its counterclaims, BKC alleges, among other things that the IFFC Affiliate fraudulently induced BKC to enter into the BKC Development Agreement, breached their contractual obligation to make certain royalty payments and failed to repay BKC a loan in the principal amount of $100,000. Accordingly, BKC has asked the court to award it damages aggregating to at least $1,320,000, plus certain costs, disbursements and attorney fees. The IFFC Affiliates believe that BKC's counterclaims are without merit and intend to vigorously defend themselves against BKC's counterclaims.

     The IFFC Affiliates' and BKC's first effort at court ordered mediation was unsuccessful. The IFFC Affiliates' five count suit has not survived all of BKC's motions to dismiss. On February 14, 1996, the Eleventh Judicial Circuit Court granted BKC's motion for summary judgement with respect to the FTC Count. The Eleventh Judicial Circuit Courts' decision was based upon its belief that, as a matter of law, such a count could not be maintained by "sophisticated business entities". The IFFC Affiliates believe the court's decision was made in error and if their claims are not satisfactorily addressed at the conclusion of the trial the IFFC Affiliates intend to appeal the court's decision. Discovery is proceeding and the trial with respect to the BKC Litigation is scheduled to commence on August 26, 1996.

     IFFC cannot reasonable estimate how long it will take or the amount of money it will need to expend in order to resolve the BKC Litigation. Even if IFFC knew BKC desired to settle the BKC Litigation, IFFC could not reasonably estimate the structure of a proposed settlement. Even if IFFC prevails on certain of the issues disputed in the BKC Litigation, there can be no assurance as to the remedies granted by the courts. Termination of the BKC Development Agreement and/or Franchise Agreements for any reason could have a material adverse effect on the Company.

     Due to the factors identified above, IFFC has opened and operates eight of the ten restaurants required to be opened by September 24, 1995. Accordingly, IFFC is in technical default under the BKC Development Agreement. By letter dated June 30, 1995, BKC notified IFFC that, at that time, BKC would not elect to declare IFFC to be in default under the BKC Development Agreement. BKC further stated that such notice was not a waiver of its legal rights under the BKC Development Agreement to, in the future, declare IFFC's failure to develop the requisite number of BKC Restaurants an act of default.

     The Agreement to Assign Litigation Proceeds - In order to secure additional funds to finance the BKC Litigation, as of January 25, 1996, the IFFC Affiliates entered into an Agreement to Assign Litigation Proceeds (the "Funding Agreement") with Litigation Funding, Inc., a Florida Corporation ("Funding"). Mitchell Rubinson, the Chairman of the Board, Chief Executive Officer and President of IFFC is also the Chairman of the Board, Chief Executive Officer and President and the principal shareholder of Funding.

     Pursuant to the Funding Agreement, Funding agreed to pay on behalf of IFFC and/or IFFP up to $500,001 (the "Amount") for all expenses (including attorneys' fees, court costs and other related expenses, but not judgements or amounts paid in settlement) actually incurred by or on behalf of IFFC and/or IFFP in connection with investigating, defending, prosecuting, settling or appealing the BKC Litigation and any and all claims or counterclaims of BKC against IFFC and/or IFFP (collectively, the "BKC Matter"). Funding has paid all amounts it has been requested to pay pursuant to the Funding Agreement.

     In consideration of the Amount, IFFC and IFFP each assigned to Funding a portion of any and all benefits and gross sums, amounts and proceeds that each of them may receive, collect, realize, otherwise obtain or benefit from in connection with, resulting from or arising in connection with the BKC Matter or any related claim, demand, appeal, right and/or cause of action of the IFFC Affiliates, including, but not limited to, amounts received or entitled to be received by the IFFC Affiliates in respect to (i) the gross proceeds of any court ordered decision or judgement (a "Judgement") entered in favor of IFFC and/or IFFP, (ii) the Sale Proceeds (as such term is defined in the agreement, the "Sales Proceeds") of any sale of the assets of IFFC and/or IFFP to BKC, any of BKC's affiliates and/or any entity which is introduced to the IFFC Affiliates by BKC (collectively, the "BKC Entities") in connection with a settlement of the BKC Matter, (iii) any amounts paid in compromise or settlement (a "Settlement") of the BKC Matter in whole or in part, (iv) any liabilities or indebtedness of IFFC or IFFP assumed or satisfied by the BKC Entities (the "Debt Relief Proceeds") and (v) the monetary value to the IFFC Affiliates of any concessions made by BKC with respect to its rights under (a) the Development Agreement and/or (b) the Franchise Agreements and any future franchise agreements between BKC and IFFP and/or IFFC (the "Contract Modification Proceeds"). All of the IFFC Affiliates' rights, titles and interests, legal and equitable, in and to such aforementioned benefits and gross sums, amounts and proceeds are collectively referred to herein as the "Proceeds".

     Specifically, IFFC and IFFP each individually assigned, set over, transferred and conveyed to Funding all of its right, title and interest in and to the sum of the following (the "Assigned Proceeds"); (i) fifty percent (50%) of the Proceeds to the extent that such amount does not exceed Funding's Expenses (Funding's Expenses") which are defined as the sum of the aggregate amount of money paid by Funding as the Amount and the amount of money expended by Funding if it assumes the prosecution of the BKC Matter; (ii) fifty percent (50%) of any Proceeds, excluding any Sales Proceeds, in excess of the sum of Funding's Expenses and the IFFC Affiliates' Expenses (as such term is defined below, the "IFFC Affiliates' Expenses"); and (iii) fifty percent (50%) of any Sales Proceeds in excess of the sum of Funding's Expenses and the IFFC Affiliates' Expenses.

     Subject to Funding's recovery of Funding's Expenses, IFFC and IFFP have retained the right in and shall be entitled to recover from the Proceeds the sum of (i) $303,731, and (ii) all of the amounts they may expend in the future in connection with the BKC Matter, before Funding shall be entitled to receive any other Proceeds.

     The IFFC Affiliates have also entered a second agreement to assist in the financing of the BKC Litigation. On April 7, 1996 the IFFC Affiliates entered into a letter agreement (the "Fee Agreement") with the law firm (the "Litigation Counsel") representing the IFFC Affiliates in the BKC Litigation. Pursuant to the Fee Agreement, IFFC and IFFP have agreed to pay Litigation Counsel the greater of (a) Litigation Counsel's accrued hourly fees for legal services provided in connection with the BKC Litigation; and (b) a certain percentage of any final monetary recovery obtained by the IFFC Affiliates in the BKC Litigation, in exchange for Litigation Counsel's services. The percentage of any monetary recovery payable to Litigation Counsel varies depending upon whether or not: (1) the BKC Litigation is settled at or before mediation; (2) the BKC Litigation is settled after mediation but before a verdict; (3) the BKC Litigation is resolved by a jury or court verdict; and (4) the IFFC Affiliates successfully appeal a verdict in the BKC Litigation or if they successfully defend against an appeal by BKC of the verdict in the BKC Litigation. In the event the IFFC Affiliates recover in excess of $10,000,000 in the BKC Litigation, IFFC has agreed to issue the Litigation Counsel 200,000 shares of IFFC Common Stock. Under the Fee Agreement, the IFFC Affiliates are not required to make any future legal fee or expense payments to Litigation Counsel until there is an award with respect to or settlement of the BKC Litigation.

     DOMONT LITIGATION - On May 31, 1995, legal action was filed against IFFP a 85% owned subsidiary of the Company, in Polish Court in the city of Warsaw. The suit was filed by Domont S.C., a general contractor formerly hired by IFFP to construct several of its Restaurants in Poland. The suit alleges that IFFP failed to pay invoices due to Domont for work performed. Domont seeks payment and damages of approximately $126,236. IFFP contends that Domont has been paid in full for the services it performed and believes that Domont's claims and allegations are without merit.

     POLISH FISCAL AUTHORITY DISPUTES - As of July 1995, IFFC may have become subject to penalties for failure to comply with a recently amended tax law requiring the use of cash registers with certain calculating and recording capabilities and which are approved for use by the Polish Fiscal Authorities. Although IFFP's NCR Cash Register System (the "Cash Register System") is a new and modern system, IFFP's Cash Register System had to be modified and will ultimately need to be replaced in order to comply with the new tax law. IFFP is now in compliance with the tax law but was unable to modify and/or replace its Cash Register System before July 1995.

As a penalty for noncompliance, Polish tax authorities may disallow certain VAT deductions for July and August, which were previously deducted by IFFP. Additionally, penalties and interest may be imposed on these disallowed deductions. IFFP believes that its potential exposure is approximately $150,000, which amount has been provided for in the accompanying December 31, 1995 financial statements. IFFP is currently in the process of requesting a determination by the Polish Fiscal Authorities. IFFC believes this situation could have been avoided if BKC were providing the service, support and assistance promised to IFFC in the BKC Development Agreement and the Franchise Agreements.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION.

GENERAL

     IFFC currently operates eight Traditional Burger King Restaurants. IFFC has incurred losses and anticipates that it will continue to incur losses until, at the earliest, it establishes a number of restaurants generating sufficient revenues to offset its operating costs and the costs of its proposed continuing expansion.

There can be no assurance that IFFC will be able to successfully establish a sufficient number of restaurants to achieve profitable operations. IFFC believes that it will not generate sufficient revenues to offset its operating costs until, at least, the BKC Litigation is favorably resolved and/or BKC provides the support promised to IFFC in the Development Agreement and Franchise Agreements so that IFFC's per restaurant sales are increased and/or its Food and Packaging Expenses and General and Administrative Expenses as a percentage of Sales are decreased. IFFC's independent auditors have included an explanatory paragraph in their report for the year ended December 31, 1995 and December 31, 1994 stating that IFFC's financial statements have been prepared assuming IFFC will continue as a going concern although IFFC's recurring losses and the potentially significant cash requirements of the BKC Litigation raise substantial doubt about IFFC's ability to do so.

     Certain disputes have arisen between IFFC and BKC and, on March 17, 1995, IFFC and its majority owned (85%) subsidiary, IFFP, filed suit against BKC in the Eleventh Judicial Circuit Court of the State of Florida. IFFC believes that BKC has not provided all of the support, supervision and assistance required of it under the BKC Development Agreement and eight Franchise Agreements between BKC and IFFC. Pendency of the litigation has affected the relationship of BKC and IFFC, including the ability of IFFC to develop additional Burger King restaurants. See "-Results of Operations," "Liquidity and Capital Resources" and "Part II.
Item 2. LEGAL PROCEEDINGS."

     In order to secure additional funds to finance the BKC Litigation, as of January 25, 1996, the IFFC Affiliates entered into the Funding Agreement with Litigation Funding, Inc. ("Funding") and, as of April 7, 1996, IFFC entered into the Fee Agreement with Litigation Counsel. Pursuant to the Funding Agreement, funding has agreed to pay on behalf of IFFC and/or IFFP up to $500,001 for all expenses actually incurred by IFFC and/or IFFP in connection with their prosecution and defense of the BKC Litigation. In exchange, IFFC and IFFP have each assigned funding a substantial portion of any and all benefits and gross sums, amounts and proceeds that each of them may receive, collect, realize, otherwise obtain or benefit from in connection with the BKC Litigation. See "Part II, Item 2. LEGAL PROCEEDINGS."
Pursuant to the Fee Agreement, IFFC and IFFP have agreed to pay Litigation Counsel the greater of (i) Litigation counsel's accrued hourly fees for legal services provided in connection with the BKC Litigation; and (ii) a certain percentage of any final monetary recovery obtained by the IFFC Affiliates in the BKC Litigation, in exchange for Litigation Counsel's services. Under the Fee Agreement, the IFFC Affiliates are not required to make any future legal fee or expense payments to Litigation Counsel until there is an award with respect to or a settlement of the BKC Litigation.
See "Part II, Item 2. LEGAL PROCEEDINGS" for a detailed description on the Funding Agreement and the Fee Agreement.

THREE MONTHS ENDED MARCH 31, 1996 VS THREE MONTHS ENDED MARCH 31,
1995

RESULTS OF OPERATIONS

     For the quarter ended March 31, 1996, IFFC incurred a net loss of $590,914 or $.15 per share of IFFC's Common Stock compared to net income of $401,800, or $.12 per share of IFFC's Common Stock for the quarter ended March 31, 1995. IFFC's relatively superior financial performance in the quarter ended March 31, 1995 is primarily attributable to an extraordinary gain of $1,106,642 recognized in such quarter in connection with the Second Exchange Offer and the factors discussed below.

     For the quarters ended March 31, 1996 and March 31, 1995, IFFC generated Sales of $1,268,674 and $1,121,254, respectively. In U.S. dollar and Polish zloty terms, IFFC's Sales increased by approximately 13.1% and 18.8%, respectively, in the quarter ended March 31, 1996 relative to the quarter ended March 31, 1995. IFFC believes the increase in Sales is attributable to more effective marketing strategies and certain improvements in the Polish economy. IFFC believes that it has been experiencing a lower level of sales per restaurant than most other franchises in the Burger King System. IFFC also believes its Sales would be higher if BKC were providing the service, support and assistance promised to IFFC in the BKC Development Agreement and the Franchise Agreements. See discussion below regarding BKC Litigation, "Part II, Item 2. LEGAL PROCEEDINGS" and "-Liquidity and Capital Resources".

     IFFC has experienced and expects in the future to experience a decrease in the relative level of Sales from July through August because consumers in Poland typically take vacations during such months.

     During the quarter ended March 31, 1996, IFFC incurred
$572,281, $185,489, $379,330 and $246,496 of Food and Packaging
Expense, Payroll and Related Costs, Occupancy and Other Operating
Expenses, and Depreciation and Amortization Expense, respectively.

     Food and Packaging Costs for the quarter ended March 31, 1996, and 1995 were 45.1% and 49.3% of Sales, respectively. IFFC believes the decrease in Food and Packaging Costs as a percentage of Sales is primarily attributable to a reduction of certain foods costs, primarily french fry costs. IFFC believes that it has been experiencing higher food costs as a percentage of Sales than most other franchises in the Burger King System. In addition to IFFC's negotiations with BKC, IFFC continues to have discussions with certain of its food suppliers in an attempt to lower its food costs. See "-Liquidity and Capital Resources" and "Part II, Item
2. LEGAL PROCEEDINGS."

     Payroll and Related Costs as a percentage of Sales were 14.6% for the quarter ended March 31, 1996 and 16.3% for the quarter ended March 31, 1995. Payroll and Related Costs as a percentage of Sales has declined as IFFC has implemented a more efficient scheduling of its labor force and as IFFC has not had any significant training costs in 1996.

     Occupancy and Other Operating Expenses for the quarters ended March 31, 1996, and 1995 were 29.9% and 27.6% of Sales, respectively. The increase in Occupancy and Other Operating Expenses as a percentage of Sales is attributable to a relative increase in advertising expenses. IFFC believes that its advertising expenses would be lower as a percentage of Sales if BKC were providing IFFC all of the support and assistance required of BKC in the Development Agreement and Franchise Agreements. See discussion below regarding BKC Litigation, "Part II. Item 2. LEGAL PROCEEDINGS" and "-Liquidity and Capital Resources."

     Depreciation and Amortization Expense as a percentage of Sales was 19.4% in the quarter ended March 31, 1996 versus 18.0% in the quarter ended March 31, 1995. The increase in Depreciation and Amortization Expense as a percentage of Sales is primarily attributable to IFFC's decision to allocate a greater proportion of certain Depreciation and Amortization Expenses to its restaurant operations rather than General and Administrative Expenses.

     General and Administrative Expenses for the quarters ended March 31, 1996 and 1995 totalled $499,313 and $474,786, respectively. For the quarter ended March 31, 1996, General and Administrative Expenses was comprised of executive and office staff salaries and benefits ("Salary Expense") ($183,066); legal and professional fees, office rent, travel, telephone and other corporate expenses ("Corporate Overhead Expense") ($266,733), including $44,252 of professional fees and expenses related to increased audit fees and certain disputes with the Polish Fiscal Authorities; and depreciation and amortization ($24,757). See "Part II. Item 2. LEGAL PROCEEDINGS" for additional information regarding the BKC Litigation and IFFC's disputes with Polish Fiscal Authorities. For the quarter ended March 31, 1995, General and Administrative Expense was comprised of executive and office staff salaries ($167,313); legal and professional fees, office rent, travel, telephone and other general corporate expenses ($225,751), including $22,905 of professional fees and expenses related to the Second Exchange Offer; and depreciation and amortization ($58,817).

     IFFC believes it has been experiencing lower per restaurant Sales and higher Food and Packaging Expenses, Advertising Expense, and General and Administrative Expenses as a percentage of Sales than most other franchises in the Burger King system. IFFC believes its per restaurant Sales would be higher and its Food and Packaging Expenses, Advertising Expense, and General and Administrative Expenses as a percentage of Sales would be lower if BKC were providing to IFFC the services and support promised to IFFC in the BKC Development Agreement and the eight franchise agreements between IFFC and BKC with respect to IFFC's BKC restaurants. In an effort to increase sales, reduce costs, and recuperate certain losses on March 17 1995, the IFFC Affiliates filed suit against BKC in the Eleventh Judicial Circuit Court of the State of Florida. See "-Liquidity and Capital Resources" and "Part II. Item 2. LEGAL PROCEEDINGS."

     For the quarter ended March 31, 1996 Interest and Other Income was $87,905, which figure includes interest income of $63,776 and a supply related rebate of $24,129. For the quarter ended March 31, 1995, Interest and Other Income was $17,262, which figure represents interest income on invested funds.

Interest Expense is comprised as follows:

[CAPTION]



                                        For the quarter ended
                                              March 31,
                                           1996           1995

Interest Expense on Debentures             $62,010       $82,680
Amortization of Debenture  Issuance Costs    8,314         8,314
Interest Expense on Bank Facilities         38,272        57,915

     Total                                $108,596      $148,909




     As a result of IFFC's consummation of the Second Exchange Offer (defined below) as of January 13, 1995, IFFC's annual interest expense with respect to Debentures has dropped and should not exceed $248,000 in the year ended December 31, 1996. The decrease in the level of Interest Expense on Debentures will be partially offset by IFFC's payment of dividends with respect to the 56,360 shares of Preferred Stock (defined below) issued in the Second Exchange Offer. Each share of Preferred Stock receives dividends, payable semi-annually on each June 15 and December 15, at a rate of $6.00 per annum, which dividends may, at the option of IFFC, be paid in cash, through the issuance of IFFC Common Stock or a combination thereof.

     IFFC's interest expense on bank facilities was $38,272 and $57,915 for the quarters ended March 31, 1996 and 1995, respectively. The $19,643 decrease is attributable to IFFC's reduction of borrowings under short and long term bank facilities.

     In connection with the Second Exchange Offer in the quarter ended March 31, 1995, IFFC recognized an extraordinary gain of $1,106,642 and applied $3,757,590 to Shareholders' Equity. See "- Liquidity and Capital Reserves."


LIQUIDITY AND CAPITAL RESOURCES

     IFFC's material commitments for capital expenditures in its restaurant business relate to the restaurants that it is required to open in order to comply with the provisions of the BKC Development Agreement. Pursuant to the BKC Development Agreement, IFFC is required to open and operate 13 restaurants during the five-year initial term. Due to the factors which led to the BKC Litigation, IFFC has opened and operates eight of the ten restaurants required to be opened by September 24, 1995. Accordingly, IFFC is in technical default under the BKC Development Agreement. By letter dated June 30, 1995, BKC notified IFFC that, at that time, BKC would not elect to declare IFFC to be in default under the BKC Development Agreement. BKC further stated that such notice was not a waiver of its legal rights under the BKC Development Agreement to, in the future, declare IFFC's failure to develop the requisite number of BKC Restaurants an act of default. IFFC cannot reasonably estimate how long it will take or the amount of money it will need to expend in order to resolve the BKC Litigation. Even if IFFC prevails on certain of the issues disputed in the BKC Litigation, there can be no assurance as to the remedies granted by the courts. Termination of the BKC Development Agreement and/or Franchise Agreements for any reason could have a material adverse effect on the Company. See "Part II. Item 2. LEGAL PROCEEDINGS - BKC Litigation" for a description of the BKC Litigation.

     As of March 31, 1996, IFFC had negative working capital of approximately $1,930,777 and Cash and Cash Equivalents of $212,630.

Although IFFC believes it has sufficient funds to finance its proposed plan of operations until May 31, 1996, IFFC cannot reasonably estimate how long it will be able to satisfy its cash requirements. IFFC may be compelled to adjust its plans based on the outcome of the BKC Litigation. Based on current assumptions, IFFC will seek to implement its business plan, utilizing its Cash and Cash Equivalents and cash generated from restaurant operations.

Any implementation of IFFC's business plan beyond May 31, 1996 may require resources substantially greater than currently available to IFFC. If plans change, assumptions prove to be inaccurate, or the capital resources available otherwise prove to be insufficient to implement its business plan (as a result of the BKC Litigation or unanticipated expenses, problems or difficulties, or otherwise) prior to May 31, 1996, IFFC would be required to seek additional financing or curtail or cease its activities. After May 31, 1996, if IFFC does not secure additional financing, or generate significant amounts of cash from operations, IFFC will be required to curtail or cease its activities. In an effort to conserve its financial resources, IFFC may close some or all of the Traditional Restaurants. IFFC anticipates that even if it elects to close some or all of the Traditional Restaurants, to the extent it is financially capable, it will continue to prosecute its claims in the BKC Litigation. IFFC has not yet determined whether or not it would be in its best interests to attempt to liquidate the assets associated with the Traditional Restaurants it may elect to close. Except as discussed below, IFFC has no current arrangements with respect to, or sources of, additional financing. There can be no assurance that IFFC will generate sufficient, or any, cash flow from operations in the future or that additional financing will be available on acceptable terms, or at all, to fund future commitments for capital expenditures or Operations.

     Litigation Funding has indicated that it would, under certain circumstances, be willing to provide IFFC additional funds to finance the BKC Litigation. Litigation Funding and IFFC are currently in the process of exploring the different means by which Litigation Funding could provide additional funds to IFFC. Litigation Funding is not currently obligated to provide additional funds to IFFC and there can be no assurances that Litigation Funding and IFFC will ever agree upon the structure and terms of such an investment. The board of directors of IFFC has not yet determined whether or not it would be in IFFC's best interests to secure additional funds from Litigation Funding or any other party.

     Until April 26, 1996 Mitchell Rubinson, IFFC's Chairman of the Board, Chief Executive Officer and President, controlled IFFC through Capital Brands, Inc. From IFFC's inception until April 1996, Capital Brands beneficially owned at least 1,300,000 shares (32.7%) of IFFC's outstanding common stock. In connection with and as a condition of a share exchange between Capital Brands, Inc. and certain shareholders of CompScript, Inc., Capital Brands, Inc. exchanged 1,300,000 shares of IFFC common stock for 1,300,000 shares of common stock of Capital Brands, Inc. owned by Mr. and Mrs. Rubinson. Accordingly, as of the date of this report, Mr. and Mrs. Rubinson directly controlled IFFC.

     IFFC believes BKC is required under Polish law to pay certain taxes in connection with its receipt of royalty payments from IFFC.

If BKC fails to make the requisite tax payments, IFFC may, under certain circumstances, be required by the Polish government to pay the taxes. IFFC believes it would have an additional legal claim against BKC if IFFC was required to pay such taxes. IFFC estimates that as of the date of this report, BKC may owe the Polish government up to $200,000 of taxes, interest and penalties.

     IFFC anticipates that it will incur certain expenses in connection with its disputes with the Polish Fiscal Authorities.
See "Part II. Item 2. LEGAL PROCEEDINGS - Polish Fiscal Authority Disputes" for a description of such matters and IFFC's best estimates of the expenses IFFC anticipates incurring and the timing of such expenses.

     IFFC currently estimates the cost of opening a Traditional Restaurant to be approximately $450,000 to $1,000,000, including leasehold improvements, furniture, fixtures, equipment, and opening inventories. Such estimates vary depending primarily on the size of a proposed restaurant and the extent of leasehold improvements required. The development of additional restaurants is contingent upon, among other things, IFFC's ability to generate cash from operations and/or securing additional debt or equity financing and the favorable outcome of the BKC Litigation. If cash is unavailable from those sources, IFFC will have to curtail any additional development until additional cash resources are secured.

     To date, IFFC's business operations have been principally financed by proceeds from public offerings of IFFC's equity and debt securities, proceeds from a number of bank credit facilities, proceeds from the sale of certain equity securities of IFFC's formerly wholly-owned subsidiary, proceeds from the Assignment Agreement and credit extended to IFFC by Litigation Counsel.

     In June 1992, IFFC consummated an underwritten initial public offering of 1,495,000 shares of its common stock for an aggregate of $7,475,000, yielding IFFC proceeds of approximately $6,134,000. In December 1992 and January 1993, IFFC consummated an underwritten public offering of an aggregate of $11,400,000 in principal amount of 9% Convertible Subordinated Debentures due 2007 (the "Debentures") for aggregate net proceeds of approximately $9,701,000.

     On January 14, 1994, IFFC proposed to exchange (the "First Exchange Offer") each $1,000 in principal amount of its Debentures validly tendered for one Unit consisting of 160 newly issued shares of its Common Stock and Warrants to purchase 100 shares of its Common Stock at an exercise price of $7.00 per share. Upon completion of the First Exchange Offer on February 11, 1994, $2,908,000 in principal amount of Debentures were tendered and accepted by IFFC for exchange.

     On November 7, 1994, IFFC proposed to exchange (the "Second Exchange Offer") for each $1,000 in principal amount of Debentures validly tendered ten shares of IFFC's Series A 6% Convertible Preferred Stock (the "Preferred Stock"). The Preferred Stock (i) has a liquidation preference value of $100 per share, (ii) is convertible into shares of IFFC's Common Stock at a conversion price of $3.00 per share, and (iii) receives dividends, payable semi-annually on each June 15 and December 15, at the rate of $6.00 per annum, which dividends may, at the option of IFFC, be paid in cash, through the issuance of Common Stock or a combination of cash and Common Stock, and (iv) are redeemable under certain circumstances. Upon completion of IFFC's Second Exchange Offer on January 13, 1995 $5,636,000 in principal amount of Debentures were tendered and accepted by IFFC in exchange for 56,360 shares of Preferred Stock. IFFC recognized an extraordinary gain of $1,106,642, the difference between (a) the estimated fair value of the 56,360 shares of Preferred Stock issued ($3,757,590) and (b) the sum of the carrying value of the Debentures and accrued interest, net of unamortized Debenture issuance costs. Since the consummation of the second exchange offer in January 1995, IFFC has had $2,756,000 in principal amount of 9% Subordinated Convertible Debentures due 2007 outstanding.

     On June 15, 1995 and December 15, 1995, rather than expend its cash resources, IFFC paid dividends with respect to its outstanding shares of Preferred Stock by issuing 107,630 and 168,912 additional shares of Common Stock, respectively. These stock dividends had no effect on total stockholders equity as common stock and additional paid in capital were increased and retained earnings were decreased by $142,778 in connection with the first dividend payment and $150,078 in connection with the second dividend payment. As a result of the conversion of an aggregate of 6,470 shares of Preferred Stock, as of May 6, 1996 there were 43,560 shares of Preferred Stock outstanding. IFFC anticipates that at least the next dividend payment with respect to its outstanding shares of Preferred Stock will, to the extent IFFC has sufficient amounts of authorized Common Stock, be paid in Common Stock.

     IFFC maintains substantially all of its unutilized proceeds in three bank accounts. As of March 31, 1996 and May 7, 1996, IFFC had $35,959 and $19,347, respectively, in an account with Northern Trust of Florida, N.A. As of March 31, 1996 and May 6, 1996, IFFC had $617,285 and $500,000, respectively, in an account with AmerBank and substantially all of such funds were held as European Currency Unit denominated deposits. As of March 31, 1996 and May 7, 1996, $500,000 of the cash on deposit with Amerbank was restricted and secured outstanding balances of IFFP's Credit Facility with Bank Handlowy. As of March 31, 1996 and May 6, 1996, IFFC had $47,704 and $87,467, respectively, in an operating account with Bank Handlowy.

     In January and February 1996, Capital Brands loaned IFFC an aggregate of approximately $69,000, which indebtedness is evidenced by promissory notes. The promissory notes are payable in full on April 25, 1997. In January 1996, QPQ Corporation, an affiliate of IFFC, advanced IFFC $15,000.

     IFFC has also financed its operations through the use of credit facilities, which credit facilities are described below.

     As of January 28, 1993, IFFP entered into a revolving credit facility with American Bank of Poland S.A. ("AmerBank") totalling 3,000,000,000 zloty, or approximately $123,000 at-year end exchange rates. Borrowings under the January 28,1993 AmerBank credit facility are secured by a guarantee of IFFC and bear interest at a monthly adjusted variable rate approximately equal to AmerBank's prime rate. Borrowings under the January 28, 1993 AmerBank credit facility were repayable as of January 28, 1996. However, on October 30, 1995 and April 12, 1996, the credit facility was amended as follows: (i) the immediately available credit available was decreased to 2,000,000 in zlotys (approximately $81,000 at year end exchange rates), and (ii) repayment of borrowings was deferred until October 30, 1996. Interest is payable in arrears monthly. All the borrowings under the credit facility were repaid in full in April 1996.

     As of February 23, 1994, IFFC terminated a credit facility created on February 12, 1993 and entered into a new $1,000,000 credit facility with AmerBank. The new credit facility was structured as a revolving credit facility through May 31, 1994. During this initial period, draws could be made in minimum increments of $40,000 to purchase, and are secured by, furniture, equipment and related items for restaurants. During the initial period, interest accrued on the outstanding balance at a rate of 12% per annum and was due and payable quarterly. As of July 31, 1994, the outstanding balance under the credit facility became due and payable at a rate of $90,000 plus interest every three months with any principal outstanding as of April 30, 1996 immediately due and payable. On April 12, 1996 AmerBank agreed to amend the credit facility so that the outstanding principal balance became due and payable at a rate of $75,000 plus interest every three months. As of March 31, 1996 and May 6, 1996 approximately $460,000 and $385,000, respectively, was outstanding under the February 23, 1994 AmerBank credit facility.

     On February 16, 1996, IFFP entered into a $300,000 line of credit with AmerBank, the proceeds of which may be used to finance IFFP's business operations. Pursuant to the letter of credit, IFFC can make draws on the letter of credit until June 30, 1996. IFFP is required to make interest payments on the outstanding principal amount of the credit facility at AmerBank's prime rate. IFFP is also obligated to pay AmerBank a 1% per annum commission on the daily average unutilized principal balance of the credit facility. Interest and commission expenses are payable monthly. The outstanding principal balance of the loan is payable on February 1, 1997. The credit facility is secured by: (i) a promissory note of IFFP and (ii) a guarantee of IFFC. As of March 31, 1996 and May 6, 1996, $165,665 and $300,000, respectively, of the credit facility was outstanding.

     On May 30, 1994, IFFC's subsidiary, IFFP, entered into a credit facility with Bank Handlowy Warszawie, S.A. ("Bank Handlowy") in the principal amount of $10,000,000. Borrowings under the Bank Handlowy credit facility could be made until May 31, 1997 and were secured by: (i) amounts on deposit with Bank Handlowy; (ii) an unconditional guarantee of IFFC; (iii) the fixed assets of IFFP; and (iv) a letter of credit (described below). Borrowings under the Bank Handlowy credit facility were required be repaid in fourteen equal semi-annual installments with the first installment due on November 30, 1997. Interest accrued on the amount outstanding under the credit facility at the London Interbank Offered Rate (LIBOR) for nine month deposits plus 3.875% per annum. The proceeds could be used to finance up to forty percent (40%) of the costs of furnishing and commencing operation of fast food restaurants operated by IFFP. On December 13, 1995, the credit facility with Bank Handlowy was amended. The principal amount of the credit facility was reduced to $1,000,000 and borrowings under the credit facility are required to be repaid on December 16, 1996. Borrowings under the amended credit facility are secured by: (i) amounts on deposit with Bank Handlowy; (ii) an unconditional guarantee of IFFC; (iii) fixed assets of IFFP having a value of $1,250,000; and (iv) a letter of credit. On July 15, 1994 Credit Suisse Miami Agency established an irrevocable standby letter of credit of $500,000 (the "Credit Suisse Letter of Credit") in Bank Handlowy's favor. The Letter of Credit supported borrowings of $1,000,000 under the Bank Handlowy's credit facility.

The Letter of Credit is valid until December 30, 1996 and is secured by a letter of credit issued by AmerBank. As of March 31, 1996 and May 6, 1996, $1,000,000 was outstanding under the Bank
Handlowy credit facility.

     IFFC has financed its operations in part through the use of proceeds acquired in connection with a private offering of IFFP's equity capital. As of December 14, 1994, Agros Holding S.A., a joint stock corporation which produces agricultural products ("Agros"), acquired a 20% voting and property interest in IFFP pursuant to a subscription agreement (the "Subscription Agreement"), dated November 30, 1994, between IFFC and Agros.
Agros purchased the 20% interest from IFFP for the zloty equivalent of $2,000,000. On December 28, 1995, IFFC increased its equity interest in IFFP from 80% to 85% by repurchasing from Agros 5% of the outstanding capital stock of IFFP in exchange for a $500,000 non-interest bearing obligation due in full on December 28, 1996.

     As of January 1, 1995, IFFC and IFFP entered into a five year consulting agreement (the "IFFP Consulting Agreement") pursuant to which IFFC is to provide IFFP consultation and advice with respect to the selection, design and equipping of IFFC's offices and facilities, the maintenance of IFFP's financial records, reporting to IFFP's Board of Directors, the procurement of financing, the performance of cash management functions, the hiring of employees and officers, the strategic planning of IFFC's business and the management of IFFP's business. The IFFC Consulting Agreement automatically renews for an additional year unless terminated by either party. In exchange for its services, IFFC receives from IFFP, on a monthly basis, the greater of (a) 5% of IFFP's Sales for the month, or (b) $50,000 (the "Management Fee"). IFFC receives reimbursement for all out-of-pocket expenses it incurs in connection with the fulfillment of its obligations under the IFFP Consulting Agreement and any tax, duty or fee imposed on the Management Fee.

     Subject to market conditions, IFFC may generate additional capital through the public or private sale of equity in IFFC or IFFP. IFFC believes that its ability to raise additional equity capital may be negatively impacted if its Common Stock ceases to be quoted on the NASDAQ Small-Cap Market. In a letter dated May 7, 1996, the NASDAQ Stock Market advised IFFC that its Common Stock would be delisted effective with the close of business on May 17, 1996. Although IFFC has been granted a formal hearing, there can be no assurance that IFFC will succeed in retaining listing rights for its Common Stock.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

     IFFC's restaurant operations are conducted in Poland. The Polish economy has historically been characterized by extremely high rates of inflation and devaluation of the Polish zloty against the dollar and European currencies. However, in the year ended December 31, 1995, the rates of inflation and devaluation improved.

For the years ended December 31, 1993, 1994 and 1995, the annual inflation rate in Poland exceeded 35%, 32% and 21.6%, respectively, and as of December 31, 1993, 1994 and 1995 the exchange rate was 21,344, 24,372 and 24,680 zlotys per dollar, respectively. Payment of interest and principal on the Debentures and payment of franchise fees to BKC for each IFFC restaurant opened will be in United States currency. Additionally, IFFC is dependent on foreign sources of supply which require payment in European or United States currencies. Since IFFC's revenues from operations will be in zlotys, IFFC will be subject to the risk of currency fluctuations. In order to protect its funds against declines in the value of the Polish zloty and to acquire foreign goods imported into Poland, IFFC intends to invest its unutilized funds in United States or Western European currency denominated securities and/or European Currency Units. Thus far, IFFC's revenues have been used to fund restaurant operations and IFFC's expansion. As a result, such revenues have been relatively insulated from inflationary conditions in Poland.

     The accounts of International Fast Food Polska, IFF Polska-Kolmer, IFF-DX Management and IFF Polska i Spolka, subsidiaries of IFFC, are measured using the Polish zloty. Due to Poland's highly inflationary environment, generally accepted accounting principles require IFFC to calculate and recognize on its statement of operations its currency translation gains or losses associated with International Fast Food Polska. For the quarters ended March 31, 1996 and 1995, IFFC had a foreign currency translation gain (loss) of approximately ($28,314) and ($21,395), respectively.

     The only currency that may be used in Poland is the zloty.
The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. As of January 1, 1995, the National Bank of Poland introduced a new currency unit which is named a "zloty" (a "new zloty"). New zlotys are equivalent to 10,000 old zlotys ('old zlotys"). Old zlotys will remain legal tender until December 31, 1996, after which date they will only be exchangeable at certain banks. All references in this document to zlotys are to old zlotys. At March 31, 1996, the exchange rate was 25,875 zlotys per dollar.

















                   PART II.  OTHER INFORMATION


ITEM 2.   LEGAL PROCEEDINGS

     BKC LITIGATION. On March 17 1995, the IFFC Affiliates filed suit against BKC in the Eleventh Judicial Circuit Court of the State of Florida. In their amended complaint, the IFFC Affiliates alleged, among other things, that BKC breached certain of its express and implied obligations under the BKC Development Agreement and the eight existing franchise agreements (the "Franchise Agreements") pertaining to IFFP's eight Burger King restaurants. The IFFC Affiliates further alleged that in connection with BKC's sale of certain of its rights pursuant to the BKC Development Agreement and the Franchise Agreements, BKC failed to timely deliver to the IFFC Affiliates a complete and accurate franchise offering circular in accordance with rules promulgated by the Federal Trade Commission (the "FTC Count"). The IFFC Affiliates also alleged that BKC committed certain acts which constitute fraud and/or deceptive and unfair business practices. The IFFC Affiliates have asked the court to, among other things, award them compensatory damages of not less than $15,000,000, punitive damages and certain costs and expenses.

     On August 21, 1995, BKC filed an answer which asserts nineteen affirmative defenses and three counterclaims. In its counterclaims, BKC alleges, among other things that the IFFC Affiliate fraudulently induced BKC to enter into the BKC Development Agreement, breached their contractual obligation to make certain royalty payments and failed to repay BKC a loan in the principal amount of $100,000. Accordingly, BKC has asked the court to award it damages aggregating to at least $1,320,000, plus certain costs, disbursements and attorney fees. The IFFC Affiliates believe that BKC's counterclaims are without merit and intend to vigorously defend themselves against BKC's counterclaims.

     The IFFC Affiliates' and BKC's first effort at court ordered mediation was unsuccessful. The IFFC Affiliates' five count suit has not survived all of BKC's motions to dismiss. On February 14, 1996, the Eleventh Judicial Circuit Court granted BKC's motion for summary judgement with respect to the FTC Count. The Eleventh Judicial Circuit Courts' decision was based upon its belief that, as a matter of law, such a count could not be maintained by "sophisticated business entities." The IFFC Affiliates believe the court's decision was made in error and, if their claims are not satisfactorily addressed, at the conclusion of the trial the IFFC Affiliates intend to appeal the court's decision. Discovery is proceeding and the trial with respect to the BKC Litigation is scheduled to commence on August 26, 1996.

     IFFC cannot reasonably estimate how long it will take or the amount of money it will need to expend in order to resolve the BKC Litigation. Even if IFFC knew BKC desired to settle the BKC Litigation, IFFC could not reasonably estimate the structure of a proposed settlement. Even if IFFC prevails on certain of the issues disputed in the BKC Litigation, there can be no assurance as to the remedies granted by the courts. Termination of the BKC Development Agreement and/or Franchise Agreements for any reason could have a material adverse effect on the Company. See "Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

     Due to the factors identified above, IFFC has opened and operates eight of the ten restaurants required to be opened by September 24, 1995. Accordingly, IFFC is in technical default under the BKC Development Agreement. By letter dated June 30, 1995, BKC notified IFFC that, at that time, BKC would not elect to declare IFFC to be in default under the BKC Development Agreement. BKC further stated that such notice was not a waiver of its legal rights under the BKC Development Agreement to, in the future, declare IFFC's failure to develop the requisite number of BKC Restaurants an act of default.

     By letter dated May 2, 1996, BKC notified IFFC that BKC believes that the Development Agreement had terminated pursuant to its terms. IFFC believes that the Development Agreement has not terminated.

     The IFFC Affiliates have advised BKC that the IFFC Affiliates may close their eight Traditional Restaurants. Even if some or all of the Traditional Restaurants are closed, the IFFC Affiliates intend, to the extent they are financially capable, to continue to prosecute their claims in the BKC Litigation.

     LITIGATION FINANCING AGREEMENTS. IFFC has entered into two agreements specifically designed to assist it in financing the BKC Litigation. First, as of January 25, 1996, the IFFC Affiliates entered into an Agreement to Assign Litigation Proceeds (the "Funding Agreement") with Litigation Funding, Inc., a Florida corporation ("Funding"). Mitchell Rubinson, the chairman of the board, chief executive officer and president of IFFC is also the chairman of the board, chief executive officer and president and the principal shareholder of Funding.

     Pursuant to the Funding Agreement, Funding agreed to pay on behalf of IFFC and/or IFFP up to $500,001 (the "Amount") for all expenses (including attorneys' fees, court costs and other related expenses, but not judgments or amounts paid in settlement) actually incurred by or on behalf of IFFC and/or IFFP in connection with investigating, defending, prosecuting, settling or appealing the BKC Litigation and any and all claims or counterclaims of BKC against IFFC and/or IFFP (collectively, the "BKC Matter"). Funding has paid all amounts it has been requested to pay pursuant to the Funding Agreement.

     In consideration of the Amount, IFFC and IFFP each assigned to Funding a portion of any and all benefits and gross sums, amounts and proceeds that each of them may receive, collect, realize, otherwise obtain or benefit from in connection with, resulting from or arising in connection with the BKC Matter or any related claim, demand, appeal, right and/or cause of action of the IFFC Affiliates, including, but not limited to, amounts received or entitled to be received by the IFFC Affiliates in respect of (i) the gross proceeds of any court ordered decision or judgment (a "Judgment") entered in favor of IFFC and/or IFFP, (ii) the Sale Proceeds (as such term is defined below, the "Sales Proceeds") of any sale of the assets of IFFC and/or IFFP to BKC, any of BKC's affiliates and/or any entity which is introduced to the IFFC Affiliates by BKC (collectively, the "BKC Entities") in connection with a settlement of the BKC Matter, (iii) any amounts paid in compromise or settlement (a "Settlement") of the BKC Matter in whole or in part, (iv) any liabilities or indebtedness of IFFC or IFFP assumed or satisfied by the BKC Entities (the "Debt Relief Proceeds") and (v) the monetary value to the IFFC Affiliates of any concessions made by BKC with respect to its rights under (a) the Development Agreement and/or (b) the Franchise Agreements and any future franchise agreements between BKC and IFFP and/or IFFC (the "Contract Modification Proceeds"). All of the IFFC Affiliates' rights, titles and interests, legal and equitable, in and to such aforementioned benefits and gross sums, amounts and proceeds are collectively referred to herein as the "Proceeds."

     Specifically, IFFC and IFFP each individually assigned, set over, transferred and conveyed to Funding all of its right, title and interest in and to the sum of the following (the "Assigned Proceeds"): (i) fifty percent (50%) of the Proceeds to the extent that such amount does not exceed Funding's Expenses ("Funding's Expenses"), which are defined as the sum of the aggregate amount of money paid by Funding as the Amount and the amount of money expended by Funding if it assumes the prosecution of the BKC Matter; (ii) fifty percent (50%) of any Proceeds, excluding any Sales Proceeds, in excess of the sum of Funding's Expenses and the IFFC Affiliates' Expenses (as such term is defined below, the "IFFC Affiliates' Expenses"); and (iii) fifty percent (50%) of any Sales Proceeds in excess of the sum of Funding's Expenses and the IFFC Affiliates' Expenses.

     Subject to Funding's recovery of Funding's Expenses, IFFC and IFFP have retained the right to and shall be entitled to recover from the Proceeds the sum of (i) $303,731, and (ii) all of the amounts they may expend in the future in connection with the BKC Matter, before Funding shall be entitled to receive any other Proceeds.

     The definition of Sales Proceeds in the Funding Agreement varies depending upon whether the transaction is structured as (1) a sale by IFFC of all or substantially all of its equity interest in IFFP (an "Equity Sale"), or (2) a sale by IFFP of all or substantially all of its assets (an "Asset Sale"). In the event of an Equity Sale, Sale Proceeds are defined as the difference between the value of the consideration paid to or for the benefit of IFFC and a sum which is designed to roughly approximate the net market value of the assets and liabilities underlying the equity interest purchased. In the event of an Asset Sale, Sale Proceeds are defined as the difference between the value of the consideration paid to or for the benefit of IFFP and a sum which is designed to roughly approximate the net market value of the assets and liabilities purchased.

     Pursuant to the Funding Agreement, proceeds other than cash are deemed to have a value equal to the fair market value of such assets on the date such Proceeds are payable to IFFC, IFFP or Funding. Provided, however, if such cash Proceeds are not all to be paid within 90 days of a Judgment or Settlement, then the net present value of the cash Proceeds to be paid are to be calculated by an independent certified public accountant (the "Appraiser") selected by the Company and Funding. The value of non-cash Proceeds are to be determined by the Appraiser.

     In connection with the execution and delivery of the Funding Agreement, IFFC, IFFP, Funding and a law firm (the "Escrow Agent") entered into an Escrow Agreement. Pursuant to the Funding Agreement and the Escrow Agreement, except for Proceeds which the Escrow Agent cannot reduce to physical possession, all Proceeds, if any, resulting from the BKC Matter are to be delivered to the Escrow Agent before they are delivered to the IFFC Affiliates and/or Funding. The Escrow Agent is required to dispose of Proceeds only in accordance with (1) the joint written instructions of the Company, IFFP and Funding, or (2) the instructions of a court of competent jurisdiction. The Funding Agreement provides that the Escrow Agent shall first apply all Readily Available Cash Proceeds (as such term is defined below, the "Readily Available Cash Proceeds") to satisfy Funding's rights to Proceeds (assigned to Funding by IFFC or IFFP) before any non-Readily Available Cash Proceeds are delivered to Funding by the Escrow Agent on behalf of such company. Readily Available Cash Proceeds are defined to be all cash Proceeds payable to IFFC, IFFP or Funding within one (1) year of a Judgement or Settlement. In the event that the Readily Available Cash Proceeds are not sufficient to satisfy Funding's rights in Proceeds (assigned to Funding by such company), then IFFC and IFFP have each agreed to pay out of its individually available "cash and cash equivalents" (the "Cash Resources") an amount of Cash Resources to satisfy the deficiency. In the event that the Readily Available Cash Resources of a company are insufficient to cover the deficiency, such company, subject to Funding's agreement, will have the right to elect which assets it will deliver to Funding in satisfaction of Funding's rights to receive Proceeds.
In the event that Funding is unable to agree with a company with respect to which assets such company will deliver to Funding, then the matter shall be submitted to a court of competent jurisdiction.

     In consideration of the Amount, IFFC also assigned to Funding a security interest (the "Security Interest") in its entire equity interest in IFFP (the "IFFP Stock"). The Security Interest secures the delivery to Funding of all the Assigned Proceeds. In order to perfect the Security Interest, IFFC has agreed to take all such actions as are necessary under the laws of the Republic of Poland ("Poland") and the State of Florida to transfer title to the IFFP Stock to the Escrow Agent; provided, however, that IFFC has retained beneficial ownership of the IFFP Stock, including the right to vote the IFFP Stock, unless Funding does not receive the Assigned Proceeds in accordance with the terms of the Funding Agreement and such nonreceipt is not rectified within 45 days (an "Event of Default"). IFFC has further agreed to deliver to the Escrow Agent such documents as are necessary to file with the appropriate authorities in Poland to, if an Event of Default occurs, officially transfer legal and beneficial title to the IFFP Stock to Funding. IFFC and Funding have agreed that record title to the IFFP Stock is being transferred to the Escrow Agent to provide Funding a perfected security interest in the IFFP Stock without being forced to rely on Poland's apparently deficient system of recording and perfecting security interests. If (1) Funding receives the Assigned Proceeds in accordance with the terms of the Funding Agreement or (2) it becomes apparent that Funding shall not ever be entitled to receive any Proceeds, then Funding is required to immediately issue a notice to the Escrow Agent with respect to the IFFP Stock, and the Security Interest is to be satisfied and extinguished.

     In the event the IFFP Stock is transferred to Funding, the proceeds of any sale of, or other realization upon, all or any part of the IFFP Stock shall be applied by Funding in the following order of priority: FIRST, to payment of the expenses of such sale or other realization, including all expenses, liabilities and advances incurred or made by the Funding or its counsel in connection therewith or in connection with the care or safekeeping of any or all of the IFFP Stock; SECOND, to payment of Funding's right to the Assigned Proceeds; and FINALLY, any surplus then remaining shall be paid to the Company, or its successors or assigns, or to whosoever may be lawfully entitled to receive the same or as a court of competent jurisdiction may direct.

     In the event that the IFFC Affiliates fail to use their best efforts to vigorously pursue their claims against BKC, then Funding shall have the right to, at its own expense, participate in and assume the prosecution of the IFFC Affiliates' claims in the BKC Matter ("Assume the Prosecution"). In order for Funding to Assume the Prosecution, it must first provide the IFFC Affiliates written notice of its intention to Assume the Prosecution and identify which material action or actions the IFFC Affiliates failed to take in order to vigorously pursue their claims against BKC. If the IFFC Affiliates do not or cannot take action or actions to compensate for their past failure or failures to take action, then Funding may Assume the Prosecution.

     In connection with the execution of the Funding Agreement, the Chairman of the Board unconditionally guaranteed to the IFFC
Affiliates Funding's payment of the Amount.

     The IFFC Affiliates have also entered a second agreement to assist in the financing of the BKC Litigation. On April 7, 1996, the IFFC Affiliates entered into a letter agreement (the "Fee Agreement") with the law firm (the "Litigation Counsel") representing the IFFC Affiliates in the BKC Litigation. Pursuant to the Fee Agreement, IFFC and IFFP have agreed to pay Litigation Counsel the greater of (a) Litigation Counsel's accrued hourly fees for legal services provided in connection with the BKC Litigation; and (b) a certain percentage of any final monetary recovery obtained by the IFFC Affiliates in the BKC Litigation, in exchange for Litigation Counsel's services. The percentage of any monetary recovery payable to Litigation Counsel varies depending upon whether or not: (1) the BKC Litigation is settled at or before mediation; (2) the BKC Litigation is settled after mediation but before a verdict; (3) the BKC Litigation is resolved by a jury or court verdict; and (4) the IFFC Affiliates successfully appeal a verdict in the BKC Litigation or if they successfully defend against an appeal by BKC of the verdict in the BKC Litigation. In the event the IFFC Affiliates recover in excess of $10,000,000 in the BKC Litigation, IFFC has agreed to issue the Litigation Counsel 200,000 shares of IFFC Common Stock. Under the Fee Agreement, the IFFC Affiliates are not required to make any future legal fee or expense payments to Litigation Counsel until there is an award with respect to or settlement of the BKC Litigation.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (b)  Reports on Form 8-K:

          IFFC filed a Form 8-K, dated January 26, 1996 relating to developments in the BKC Litigation and the Funding
          Agreement.
























                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         INTERNATIONAL FAST FOOD CORPORATION



DATE:  May 17, 1996      By: /s/ Mitchell Rubinson
                            Mitchell Rubinson, Chairman of the
                            Board, Chief Executive Officer and
                            President (Principal Executive Officer)



DATE:  May 17, 1996      By: /s/ Stephen R. Groth
                            Stephen R. Groth, Chief Financial
                            Officer and Treasurer (Principal
                            Financial and Accounting Officer)