Form 10QSB
period 1996-06-30
INTERNATIONAL FAST FOOD CORP
filed 1996-08-19
CIK 885549

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] Quarterly Report Under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

              [ ] Transition Report Under Section 13 or 15(d) of
                  the Exchange Act

          For the transition period from ____________ to ____________.

                   Commission file number 0-20203 AND 1-11386

                       INTERNATIONAL FAST FOOD CORPORATION
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            FLORIDA                                             65-0302338
    -----------------------                                     ----------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                          1000 LINCOLN ROAD, SUITE 200
                           MIAMI BEACH, FLORIDA 33139
                      --------------------------------------
                     (Address of Principal Executive Office)

                                 (305) 531-5800
                       -----------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock, par value $.01 per share as of August 8, 1996 was 6,253,534.

Traditional Small Business Disclosure Format: Yes [X] No [ ]

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS
                                                                            PAGE

PART I.  FINANCIAL INFORMATION

         ITEM. 1          Financial Statements

                          Consolidated Balance Sheets as of

                          June 30, 1996 and December 31, 1995                3-4

                          Consolidated Statements of Operations
                          for the Three and Six Months Ended
                          June 30, 1996 and 1995                               5

                          Consolidated Statement of Shareholders'
                          Equity for the Six Months Ended
                          June 30, 1996                                        6

                          Consolidated Statements of Cash Flows
                          for the Six Months Ended June 30,
                          1996 and 1995                                      7-8

                          Notes to Consolidated Financial
                          Statements                                        9-17

         ITEM. 2          Management's Discussion and Analysis or
                          Plan of Operation                                18-27

PART II.  OTHER INFORMATION

         ITEM. 6

SIGNATURES
                                        2

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                        JUNE 30,    DECEMBER 31,
                                                          1996          1995
                                                       ----------   ------------
CURRENT ASSETS:

             Cash and cash equivalents                 $  255,117     $  253,510
             Restricted cash                              500,000        500,000
             Receivables                                   96,723         50,866
             Inventories                                  385,379        384,434
             Advances to affiliate                        134,554         49,087
             Prepaid expenses                              37,668         38,989
                                                       ----------     ----------

                  Total Current Assets                  1,409,441      1,276,886
                                                       ----------     ----------

Furniture, equipment and
             leasehold improvements, net                6,025,589      6,625,941

Deferred debenture issuance costs,
             net of accumulated amortization
             of $146,346 and $90,899,
             respectively                                 324,798        341,426

Other assets, net                                         387,469        364,701

Burger King Development Rights,
             net of accumulated amortization
             of $267,182 and $229,462,
             respectively                                 110,016        147,736
                                                       ----------     ----------

             Total Assets                              $8,257,313     $8,756,690
                                                       ==========     ==========

                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS, CONTINUED (UNAUDITED)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      JUNE 30,     DECEMBER 31,
                                                        1996           1995
                                                   ------------    ------------
CURRENT LIABILITIES:
             Accounts payable                      $    498,869    $    354,823
             Accrued interest payable                    18,035          21,580
             Other accrued expenses                     476,802         473,127
             Notes payable                               69,307            --
             Payable to affiliates                      118,179            --
             Bank credit facilities                   1,600,000       1,604,248
             Dividends payable on Preferred Stock       132,858            --
             Non-interest bearing obligation
               payable to minority shareholder
               of IFF Polska                            500,000         500,000
                                                    -----------     -----------
                  Total Current Liabilities           3,414,050       2,953,778
                                                    -----------     -----------

LONG TERM BANK DEBT                                      85,000            --

9% SUBORDINATED CONVERTIBLE
DEBENTURES, DUE 2007                                  2,756,000       2,756,000
                                                    -----------     -----------
                  Total Liabilities                   6,255,050       5,709,778
                                                    -----------     -----------

MINORITY INTEREST IN NET ASSETS
OF CONSOLIDATED SUBSIDIARY                              572,020         689,681
                                                    -----------     -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
             Preferred Stock, $.01 par value,
             (liquidation preference of $4,121,000
             and $5,003,000), 1,000,000 shares
             authorized; 41,210 and 50,030
             shares issued and outstanding,
             respectively                                   412             500

             Common Stock, $.01 par value,
             10,000,000 shares authorized;
             6,253,534 and 3,759,564 shares
             issued and outstanding, respectively        62,535          37,595

             Additional paid-in capital              14,141,719      14,046,571

             Accumulated deficit                    (12,774,423)    (11,727,435)
                                                    ------------    ------------
                  Total Shareholders' Equity          1,430,243       2,357,231
                                                    ------------    ------------
                  Total Liabilities and
                       Shareholders' Equity         $ 8,257,313     $ 8,756,690
                                                    ===========     ===========


                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            THREE MONTHS      THREE MONTHS        SIX MONTHS        SIX MONTHS
                                                               ENDED             ENDED               ENDED             ENDED
                                                            JUNE 30,1996      JUNE 30,1995       JUNE 30,1996      JUNE 30,1995
                                                            ------------      ------------       ------------      ------------
SALES                                                       $ 1,346,092       $  1,316,840       $  2,614,766      $  2,438,094
                                                            ------------      ------------       ------------      ------------
RESTAURANT OPERATING EXPENSES:
  Food and Packaging                                            590,907            604,842          1,163,188         1,158,048
  Payroll and Related Costs                                     198,380            188,960            383,869           371,661
  Occupancy and Other Operating Expenses                        328,069            259,278            707,399           568,902
  Depreciation and Amortization                                 229,496            246,181            475,992           448,664
                                                           ------------       ------------       ------------      ------------

    Total Restaurant Operating Expenses                       1,346,852          1,299,261          2,730,448         2,547,275
                                                           ------------       ------------       ------------      ------------
GENERAL AND ADMINISTRATIVE
  EXPENSES                                                      269,824            521,526            769,137           996,312
                                                           ------------       ------------       ------------      ------------

OPERATING LOSS                                              (   270,584)       (   503,947)       (   884,819)      ( 1,105,493)
                                                           ------------       ------------       ------------      ------------
OTHER INCOME (EXPENSES):
  Interest income                                                38,581             28,247            126,486            45,509
  Interest expense, including amortization
    of debenture issuance costs                             (    70,764)       (   147,982)       (   179,360)      (   296,891)
  Other expense, net                                              -                  2,306             -            (    55,463)
  Gain (loss) from foreign currency translation             (    65,784)            65,614        (    94,098)           44,219
                                                           ------------       ------------       ------------      ------------

    Total other income (expenses)                           (    97,967)       (    51,815)       (   146,972)      (   262,626)
                                                           ------------       ------------       ------------      ------------

Loss before minority interest                               (   368,551)       (   555,762)       ( 1,031,791)      ( 1,368,119)

Minority interest in losses of
    consolidated subsidiary                                      45,335             67,758            117,661           175,273
                                                           ------------       ------------       ------------      ------------

Loss before extraordinary gain                              (   323,216)       (   488,004)       (   914,130)      ( 1,192,846)

Extraordinary gain                                                -                  -                 -              1,106,642
                                                           ------------       ------------       ------------      ------------

NET INCOME (LOSS)                                          $(   323,216)      $(   488,004)      $(   914,130)     $(    86,204)
                                                           ============       ============       ============      ============
NET INCOME (LOSS) PER COMMON SHARE:
  Loss before extraordinary gain                           $(       .07)      $(       .13)      $(       .22)     $(       .34)
  Extraordinary Gain                                              -                  -                 -                    .32
                                                           ------------       ------------       ------------      ------------

NET INCOME (LOSS)                                          $(       .07)      $(       .13)      $(       .22)     $(       .02)
                                                           ============       ============       ============      ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                   4,462,168          3,690,968          4,182,621         3,489,293
                                                           ============       ============       ============     =============

                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)

                            COMMON STOCK                 PREFERRED STOCK            ADDITIONAL
                        ---------------------         ----------------------          PAID IN           (ACCUMULATED)
                          SHARES       AMOUNT         SHARES          AMOUNT          CAPITAL             (DEFICIT)         TOTAL
                        ---------      ------         ------          ------        -----------         ------------      -------
Balances
  Dec.31, 1995          3,759,564     $37,595         50,030          $ 500         $ 14,046,571       $(11,727,435)    $ 2,357,231

Conversion of
  preferred stock         293,970       2,940        ( 8,820)          ( 88)        (      2,852)

Sale of common
  stock for cash        2,200,000      22,000                                             88,000                            110,000

Sale of warrants
  for cash                                                                                10,000                             10,000

Net loss for the
  period                                                                                                (   914,130)     (  914,130)

Preferred dividends                                                                                     (   132,858)     (  132,858)
                        ---------     -------         -------          -----        ------------       ------------     ===========
Balances
  June 30, 1996         6,253,534     $62,535          41,210          $ 412        $ 14,141,719       $ 12,774,423     $ 1,430,243
                        =========     =======         =======          =====        ============       ============     ===========

                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    SIX MONTHS               SIX MONTHS
                                                   ENDED JUNE 30,          ENDED JUNE 30,
                                                        1996                    1995
                                                   -------------           -------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:

  Net (loss) income                                $(   914,130)           $(    86,204)
  Adjustment to reconcile net
    income(loss) to net cash
    used in operating activities:
    Amortization and depreciation                       539,477                 554,078
    Extraordinary gain on the
      debenture exchange for stock                        -                 ( 1,106,642)
    Minority interest in losses of
      subsidiary                                    (   117,661)            (   175,273)
  Changes in operating assets and
    liabilities:
      Receivables                                   (    45,857)                238,060
      Accrued interest receivable                         -                       3,990
      Inventories                                   (       945)                 27,745
      Prepaid expenses                                    1,321             (    47,830)
      Accounts payable and
        accrued expenses                                189,642             (   216,995)
                                                   ------------            ------------
   Net cash used in operating
    activities                                      (   348,153)            (   809,071)
                                                   ------------            ------------

CASH FLOWS FROM INVESTING
  ACTIVITIES:

  Payments for furniture, equipment
    and leasehold improvements                            -                 (   120,162)
  Payments for other assets                         (    52,306)            (    38,402)
  Disposition of furniture and equipment                133,215
                                                   ------------            ------------
  Net cash provided by (used in)
    investing activities                                 80,909             (   158,564)
                                                   ------------            ------------

                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                   (UNAUDITED)

                                                         SIX MONTHS            SIX MONTHS
                                                       ENDED JUNE 30,        ENDED JUNE 30,
                                                            1996                  1995
                                                       --------------        --------------
CASH FLOWS FROM FINANCING
             ACTIVITIES:

             Sale of Common Shares for cash                 110,000
             Sale of Options for cash                        10,000
             Advances from (to) affiliate, net               68,099            (    37,812)
             Repayments of bank credit
                  facilities                            (   219,248)           (   124,471)
             Borrowings under bank credit
                facilities                                  300,000                  -
                                                       ------------           ------------
             Net cash (used in) provided
                by (used in) financing activities           268,851            (   162,283)
                                                       ------------           ------------
DECREASE IN CASH AND CASH
             EQUIVALENTS                                      1,607            ( 1,129,918)

BEGINNING CASH AND CASH
             EQUIVALENTS                                    253,510              2,600,696
                                                       ------------           ------------

ENDING CASH AND CASH EQUIVALENTS                       $    255,117           $  1,470,778
                                                       ============           ============
SUPPLEMENTAL DISCLOSURES OF
             CASH FLOW INFORMATION:

  Cash paid during the year for:
    Interest                                           $    175,815           $    100,293
                                                       ============           ============

SUPPLEMENTAL SCHEDULE OF NON
             CASH INVESTING & FINANCING
             ACTIVITIES:

During the six months ended June 30, 1996, 8,820 shares of preferred stock were converted into 293,970 shares of common stock.

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

         The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. The U.S. dollar is considered to be the functional currency of IFF Polska. The only currency that may be used in Poland is the zloty. As of January 1, 1995, the National Bank of Poland introduced a new currency unit which is named a "zloty" (a "new zloty"). New zlotys are equivalent to 10,000 old zlotys ("old zlotys"). Old zlotys will remain legal tender until December 31, 1996, after which date they will only be exchangeable at certain banks. All references in this document to zlotys are to old zlotys. At June 30, 1996, the exchange rate was 27,720 old zlotys per dollar. Monetary assets and liabilities are translated from the local currency, the "zloty", to U.S. dollars at the period end exchange rate. Non-monetary assets, liabilities, and related expenses, primarily furniture, equipment, leasehold improvements and related depreciation and amortization, are translated using historical exchange rates. Income and expense accounts, excluding depreciation and amortization, are translated at an annual weighted average exchange rate.

         The accompanying consolidated financial statements as of June 30, 1996 and 1995 are unaudited. The consolidated Balance sheet as of December 31, 1995, was derived from the December 31, 1995 audited balance sheet. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

pursuant to such rules and regulations. The Company believes it has made sufficient disclosures such that the information presented is not misleading. In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated.

         These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Form 10-KSB. Results for the six month period ended June 30, 1996, are not necessarily indicative of the results to be achieved for the year ending December 31, 1996.

         GOING CONCERN - The report of the Company's independant accountants on their audit of the Company's December 31, 1995 consolidated financial statements contained uncertainties relating to the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         FINANCIAL ACCOUNTING STANDARDS NO. 121 (FAS NO. 121) - In March 1995, the FASB issued FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement, which is effective for the Company's financial statements for its 1996 fiscal year, requires that long lived assets and certain intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated undiscounted cash flows that are expected to result from the use of the asset are less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the carrying amount over the fair value of the assets. The Company will review for impairment of its long-lived assets in its fiscal 1996 year using the methodology prescribed by FAS No. 121.

3.       BANK CREDIT FACILITIES PAYABLE:

         Amounts outstanding under bank credit facilities at June 30, 1996, consist of the following:

Amerbank in Poland, S.A.
         overdraft credit line, variable
         rate approximately equal to prime,
         payable in full on October 30, 1996.                         $     -

Amerbank revolving credit facility,
         12% interest, $75,000 plus interest
         payable quarterly, payable in full on
         July 31, 1997.                                                 385,000

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.       BANK CREDIT FACILITIES PAYABLE, CONTINUED:

Amerbank,IFFP line of credit of $300,000 payable in full on or before February
         1, 1997, interest payable monthly at Amerbank prime, guaranteed
         by IFFC.                                                                     300,000

Bank Handlowy Warszawie, S.A., IFFP credit facility of $1,000,000 payable in full on or before December 16, 1996, LIBOR plus 3.875% interest, collateralized by amounts on deposit with Bank Handlowy, unconditional guarantee of IFFC, fixed assets of IFFP of $1,250,000 and an irrevocable standby letter of credit in the amount of $500,000 issued by the
  Credit Suisse Miami Agency                                                        1,000.000
                                                                                 ------------
                                                                                    1,685,000
Less: Current Maturities                                                            1,600,000
                                                                                 ------------
         Total Long Term Portion                                                 $     85,000
                                                                                 ============

         On April 12, 1996, the Company received an extension of the maturity date of the overdraft credit line until October 30, 1996, and a modification of the payment terms of the revolving credit facility whereby the original amount due on April 30, 1996, will be paid in quarterly installments through April 30, 1997, with a final payment of principal and interest on July 31, 1997.

4.       SHAREHOLDERS' EQUITY:

         The Company's stock option plan provides for the granting of options to qualified employees and directors of the Company. Stock option activity is shown below at June 30, 1996:
                                                                  1996
                                                                 -------
         Outstanding at beginning of year                        282,000
         Granted                                                   -
         Exercised                                                 -
         Expired                                                   -
                                                                 -------
         Outstanding at end of period                            282,000
                                                                 =======
         Exercisable at end of period                            246,000
                                                                 =======
         Price range of options outstanding at end
           of period                                    $1.375 - $6.4375
                                                        ================
         Available for grant at end of period                    368,000
                                                                 =======

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         At June 30, 1996, IFFC had reserved the following shares of Common Stock for issuance:

                  Stock option plan                              650,000

                  Underwriter warrants, exercisable
                  at $6.50 per share through
                  May 31, 1997                                   130,000

                  Warrants issued in connection with
                  1994 exchange offer, exercisable at
                  $7.00 per share through August 1, 1999         290,800

                  Warrants to purchase $1,000,000
                  principal amount of debentures
                  convertible into Common Stock at a
                  conversion price of $8.50 per share
                  through December 16, 1997                      117,647

                  Convertible Debentures convertible
                  into Common Stock at a conversion price
                  of $8.50 per share                             324,235

                  Preferred Stock convertible into Common
                  Stock at a conversion price of $3.00
                  per share                                    1,373,530
                                                               ---------

                           Total reserved shares               2,586,212
                                                               =========

         In May, 1996, IFFC sold 2,200,000 shares of Common Stock to its Chairman of the Board, Chief Executive Officer and President for $110,000 cash.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

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

         The Company recognized an extraordinary gain on the exchange which is calculated as follows:

                  Debentures tendered                       $ 5,636,000
                  Value assigned to preferred stock           3,757,590
                  Reduction of unamortized debenture
                    issuance costs related to
                    debentures tendered                      (  771,768)
                                                            -----------
         Extraordinary gain                                 $ 1,106,642
                                                            ===========

6.       LITIGATION:

         BKC LITIGATION - On March 17, 1995, IFFC and IFFP (collectively, the "IFFC Affiliates"), filed suit against BKC in the Eleventh Judicial Circuit Court of the State of Florida. In their amended complaint, the IFFC Affiliates alleged, among other things, that BKC breached certain of its express and implied obligations under the BKC Development Agreement and the eight existing franchise agreements (the "Franchise Agreements") pertaining to IFFP's eight Burger King restaurants. The IFFC Affiliates further alleged that in connection with BKC's sale of certain of its rights pursuant to the BKC Development Agreement and the Franchise Agreements, BKC failed to timely deliver to the IFFC Affiliates a complete and accurate franchise offering circular in accordance with rules promulgated by the Federal Trade

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

6.       LITIGATION, CONTINUED:

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

         The Agreement to Assign Litigation Proceeds - In order to secure additional funds to finance the BKC Litigation, as of January 25, 1996, the IFFC Affiliates entered into an Agreement to Assign Litigation Proceeds (the "Funding Agreement") with Litigation Funding,

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

6.       LITIGATION, CONTINUED:

Inc., a Florida Corporation ("Funding"). Mitchell Rubinson, the Chairman of the Board, Chief Executive Officer and President of IFFC is also the Chairman of the Board, Chief Executive Officer and President and the principal shareholder of Funding.

         Pursuant to the Funding Agreement, Funding agreed to pay on behalf of IFFC and/or IFFP up to $500,001 (the "Amount") for all expenses (including attorneys' fees, court costs and other related expenses, but not judgements or amounts paid in settlement) actually incurred by or on behalf of IFFC and/or IFFP in connection with investigating, defending, prosecuting, settling or appealing the BKC Litigation and any and all claims or counterclaims of BKC against IFFC and/or IFFP (collectively, the "BKC Matter"). Funding has paid all amounts it has been requested to pay pursuant to the Funding Agreement. On July 3, 1996, the Company and Funding executed an amendment to the Funding Agreement. To Complete the BKC matter, Funding has agreed to pay up to an additional $250,000 so that the minimum total amount paid by Funding would be $750,001.

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

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

6.       LITIGATION, CONTINUED:

         Subject to Funding's recovery of Funding's Expenses, IFFC and IFFP have retained the right in and shall be entitled to recover from the Proceeds the sum of (i) $303,731, and (ii) all of the amounts they may expend in the future in connection with the BKC Matter, before Funding shall be entitled to receive any other Proceeds.

         For consideration of the additional $250,000 payment Funding received an additional twenty five percent (25%) of the Proceeds, and the term "Assigned Proceeds" remains unchanged from its meaning in the Funding Agreement except for the twenty five percent (25%) increase to seventy five percent (75%).

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

         POLISH FISCAL AUTHORITY DISPUTES - As of July 1995, IFFC may have become subject to penalties for failure to comply with a recently amended tax law requiring the use of cash registers with certain calculating and recording capabilities and which are approved for use by the Polish Fiscal Authorities. Although IFFP's NCR Cash Register System (the "Cash Register System") is a new and modern system, IFFP's Cash Register System had to be modified and will ultimately need to be replaced in order to comply with the new tax law. IFFP is now in compliance with the tax law but was unable to modify and/or replace its Cash Register System

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

6.       LITIGATION, CONTINUED:

before July 1995. As a penalty for noncompliance, Polish tax authorities may disallow certain VAT deductions for July and August, which were previously deducted by IFFP. Additionally, penalties and interest may be imposed on these disallowed deductions. IFFP believes that its potential exposure is approximately $150,000, which amount has been provided for in the accompanying December 31, 1995 financial statements. IFFP is currently in the process of requesting a final determination by the Polish Fiscal Authorities. IFFC believes this situation could have been avoided if BKC were providing the service, support and assistance promised to IFFC in the BKC Development Agreement and the Franchise Agreements.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         Certain disputes have arisen between IFFC and BKC and, on March 17, 1995, IFFC and its majority owned (85%) subsidiary, IFFP, filed suit against BKC in the Eleventh Judicial Circuit Court of the State of Florida. IFFC believes that BKC has not provided all of the support, supervision and assistance required of it under the BKC Development Agreement and eight Franchise Agreements between BKC and IFFC. Pendency of the litigation has affected the relationship of BKC and IFFC, including the ability of IFFC to develop additional Burger King restaurants. See "---Results of Operations," "Liquidity and Capital Resources" and "Part II. Item 2. LEGAL PROCEEDINGS."

         In order to secure additional funds to finance the BKC Litigation, as of January 25, 1996, the IFFC Affiliates entered into the Funding Agreement with Litigation Funding, Inc. ("Funding") and, as of April 7, 1996, IFFC entered into the Fee Agreement with Litigation Counsel. Pursuant to the Funding Agreement, funding has agreed to pay on behalf of IFFC and/or IFFP up to $500,001 for all expenses actually incurred by IFFC and/or IFFP in connection with their prosecution and defense of the BKC Litigation. In exchange, IFFC and IFFP have each assigned funding a substantial portion of any and all benefits and gross sums, amounts and proceeds that each of them may receive, collect, realize, otherwise obtain or benefit from in connection with the BKC Litigation. See "Part II, Item 2. LEGAL PROCEEDINGS." Pursuant to the Fee Agreement, IFFC and IFFP have agreed to pay Litigation Counsel the greater of (i) Litigation counsel's accrued hourly fees for legal services provided in connection with the BKC Litigation; and (ii) a certain percentage of any final monetary recovery obtained by the IFFC Affiliates in the BKC Litigation, in exchange for Litigation Counsel's services. Under the Fee Agreement, the IFFC Affiliates are not required to make any future legal fee or expense payments to Litigation Counsel until there is an award with respect to or a settlement of the BKC Litigation. See "Part II, Item 2. LEGAL PROCEEDINGS" for a detailed description on the Funding Agreement and the Fee Agreement. On July 3, 1996, the Company and Funding executed an amendment to the Funding Agreement. To complete the BKC matter, Funding has agreed to pay up to an additional $250,000 so that the minimum total amount paid by Funding would be $750,001.

SIX MONTHS ENDED JUNE 30, 1996 VS SIX MONTHS ENDED JUNE 30, 1995

RESULTS OF OPERATIONS

         For the six month period ended June 30, 1996, IFFC incurred a net loss of $914,130 or $.22 per share of IFFC's Common Stock compared to a net loss $86,204 or $.02 per share of IFFC's Common Stock for the six month period ended June 30, 1996. IFFC's improved financial performance in the six month period ended June 30, 1995 is primarily attributable to an extraordinary gain of $1,106,642 recognized in such quarter in connection with the Second Exchange Offer and the factors discussed below.

         For the six month periods ended June 30, 1996 and June 30, 1995, IFFC generated Sales of $2,614,766 and $2,438,094, respectively. In U.S. dollar and Polish zloty terms, IFFC's Sales increased by approximately 11.2% and 20.8%, respectively, in the six months ended June 30, 1996 relative to the six months ended June 30, 1995. IFFC believes the increase in Sales is attributable to more effective marketing strategies. IFFC believes that it has been experiencing a lower level of sales per restaurant than most other franchises in the Burger King System. IFFC also believes its Sales would be higher if BKC were providing the service, support and assistance promised to IFFC in the BKC Development Agreement and the Franchise Agreements. See discussion below regarding BKC Litigation, "Part II, Item 2. LEGAL PROCEEDINGS" and "---Liquidity and Capital Resources".

         During the six month period ended June 30, 1996, IFFC incurred $1,163,188, $383,869, $707,399 and $475,992 of Food and Packaging Expense,
Payroll and Related Costs, Occupancy and Other Operating Expenses, and Depreciation and Amortization Expense, respectively.

         Food and Packaging Costs for the six month period ended June 30, 1996, and 1995 were 44.5% and 47.5% of Sales, respectively. IFFC believes the decrease in Food and Packaging Costs as a percentage of Sales is primarily attributable to a reduction of certain foods costs. IFFC believes that it has been experiencing higher food costs as a percentage of sales than most other franchises in the Burger King System. In addition to IFFC's negotiations with BKC, IFFC continues to have discussions with certain of its food suppliers in an attempt to lower its food costs. See "---Liquidity and Capital Resources" and "Part II, Item 2. LEGAL PROCEEDINGS."

         Payroll and Related Costs as a percentage of Sales were 14.7% for the six month period ended June 30, 1996 and 15.2% for the quarter ended June 30, 1995. Payroll and Related Costs as a percentage of Sales has declined as IFFC has implemented a more efficient scheduling of its labor force and as IFFC has not had any significant training costs in 1996.

         Occupancy and Other Operating Expense for the six month period ended June 30, 1996 and 1995 were 27.1% and 23.3% of Sales, respectively. The increase in Occupancy and Other Operating Expenses as a percentage of Sales is attributable to a relative increase in advertising expenses. IFFC believes that its advertising expenses would be lower as a percentage of Sales if BKC were providing IFFC all of the support and assistance required of BKC in the Development Agreement and Franchise Agreements. See discussion below regarding BKC Litigation, "Part II. Item 2. LEGAL PROCEEDINGS" and "---Liquidity and Capital Resources."

         Depreciation and Amortization Expense as a percentage of Sales was 18.2% in the six month period ended June 30, 1996 versus 18.4% in the six month period ended June 30, 1995.

         General and Administrative Expenses for the six month period ended June 30, 1996 and 1995 totalled $769,137 and $996,312, respectively. For the six month period ended June 30, 1996, General and Administrative Expenses was comprised of executive and office staff salaries and benefits ("Salary Expense") ($316,956); legal and professional fees, office rent, travel, telephone and other corporate expenses ("Corporate Overhead Expense") ($405,324), including $44,252 of professional fees and expenses related to increased audit fees and certain disputes with the Polish Fiscal Authorities; and depreciation and amortization ($46,857). For the six month period ended June 30, 1996, General and Administrative Expense was comprised of executive and office staff salaries ($293,244); legal and professional fees, office rent, travel, telephone and other general corporate expenses ($591,381), including $22,905 of professional fees and expenses related to the Second Exchange Offer, $100,458 related to the lawsuit against Burger King; and depreciation and amortization ($88,782). See "Part II. Item 2. LEGAL PROCEEDINGS" for additional information regarding the BKC Litigation and IFFC's disputes with Polish Fiscal Authorities.

         IFFC believes it has been experiencing lower per restaurant Sales and higher Food and Packaging Expenses, Advertising Expense, and General and Administrative Expenses as a percentage of Sales than most other franchises in the Burger King system. IFFC believes its per restaurant Sales would be higher and its Food and Packaging Expenses, Advertising Expense, and General and Administrative Expenses as a percentage of Sales would be lower if BKC were providing to IFFC the services and support promised to IFFC in the BKC Development Agreement and the eight franchise agreements between IFFC and BKC with respect to IFFC's BKC restaurants. In an effort to increase sales, reduce costs, and recuperate certain losses, on March 17, 1995, the IFFC Affiliates filed suit against BKC in the Eleventh Judicial Circuit Court of the State of Florida. See "---Liquidity and Capital Resources" and Part II. Item 2. LEGAL PROCEEDINGS."

         For the six month period ended June 30, 1996, Interest and Other Income was $126,486, which figure includes interest income of $49,180 and a supply related rebate of $36,404. For the six month period ended June 30, 1995, Interest and Other Income was $45,509, which figure represents interest income on invested funds.

         In the six month period ended June 30, 1995, IFFC incurred $55,463 of Other Expenses, of which approximately $40,600 was attributable to the write-down of certain promotional toys and materials hold in inventory.

Interest Expense is comprised as follows:

                                            FOR THE SIX MONTH PERIOD ENDED
                                                       JUNE 30,
                                            ------------------------------
                                               1996                1995
                                             --------            --------
  Interest Expense on Debentures             $124,020            $143,779
  Amortization of Debenture Issuance Costs     16,628              16,628
  Interest Expense on Bank Facilities          38,712             136,484
                                             --------            --------
                  Total                      $179,360            $296,891
                                             ========            ========

         As a result of IFFC's consummation of the Second Exchange Offer (defined below) as of January 13, 1995, IFFC's annual interest expense with respect to Debentures has dropped and should not exceed $248,000 in the year ended December 31, 1996. The decrease in the level of Interest Expense on Debentures will be partially offset by IFFC's payment of dividends with respect to the 41,210 shares of Preferred Stock (defined below) issued in the Second Exchange Offer. Each share of Preferred Stock receives dividends, payable semi-annually on each June 15 and December 15, at a rate of $6.00 per annum, which dividends may, at the option of IFFC, be paid in cash, through the issuance of IFFC Common Stock or a combination thereof. As of June 30, 1996, IFFC accrued $132,858 of dividends which were payable as of June 15, 1996.

         IFFC's interest expense on bank facilities was $38,712 and $136,484 for the six month period ended June 30, 1996 and 1995, respectively. The $97,772 decrease is attributable to IFFC's reduction of borrowings under short and long term bank facilities.

         In connection with the Second Exchange Offer in the quarter ended March 31, 1995, IFFC recognized an extraordinary gain of $1,106,642 and applied $3,757,590 to Shareholders' Equity. See "---Liquidity and Capital Resources."

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

         As of June 30, 1996, IFFC had negative working capital of approximately $2,004,609 and Cash and Cash Equivalents of $255,117. Although IFFC believes it has sufficient funds to finance its proposed plan of operations until August 31, 1996, IFFC cannot reasonably estimate how long it will be able to satisfy its cash requirements. IFFC may be compelled to adjust its plans based on the outcome of the BKC Litigation. Based on current assumptions, IFFC will seek to implement its business plan, utilizing its Cash and Cash Equivalents and cash generated from restaurant operations. Any implementation of IFFC's business plan beyond August 31, 1996 may require resources substantially greater than currently available to IFFC. If plans change, assumptions prove to be inaccurate, or the capital resources available otherwise prove to be insufficient to implement its business plan (as a result of the BKC Litigation or unanticipated expenses, problems or difficulties, or otherwise) prior to August 31, 1996, IFFC would be required to seek additional financing or curtail or cease its activities. After August 31, 1996, if IFFC does not secure additional financing, or generate significant amounts of cash from operations, IFFC will be required to curtail or cease its activities. In an effort to conserve its financial resources, IFFC may close some or all of the Traditional Restaurants. IFFC anticipates that even if it elects to close some or all of the Traditional Restaurants, to the extent it is financially capable, it will continue to prosecute its claims in the BKC Litigation. IFFC has not yet determined whether or not it would be in its best interests to attempt to liquidate the assets associated with the Traditional Restaurants it may elect to close. Except as discussed below, IFFC has no current arrangements with respect to, or sources of, additional financing. There can be no assurance that IFFC will generate sufficient, or any, cash flow from operations in the future or that additional financing will be available on acceptable terms, or at all, to fund future commitments for capital expenditures or Operations.

         Litigation Funding has indicated that it would, under certain circumstances, be willing to provide IFFC additional funds to finance the BKC Litigation. Litigation Funding and IFFC are currently in the process of exploring the different means by which Litigation Funding could provide additional funds to IFFC. On July 3, 1996, the Company and Funding executed an amendment to the Funding Agreement. To complete the BKC matter, Funding has agreed to pay up to an additional $250,000 so that the minimum total amount paid by Funding would be $750,001. Litigation Funding is not currently obligated to provide additional funds to IFFC and there can be no assurances that Litigation Funding and IFFC will ever agree upon the structure and terms of such an investment. The board of directors of IFFC has not yet determined whether or not it would be in IFFC's best interests to secure additional funds from Litigation Funding or any other party.

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

         To date, IFFC's business operations have been principally financed by proceeds from public offerings of IFFC's equity and debt securities, proceeds from a number of bank credit facilities, proceeds from the sale of certain equity securities of IFFC's formerly wholly-owned subsidiary and proceeds from the Assignment Agreement.

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

         On June 15, 1995 and December 15, 1995, rather than expend its cash resources, IFFC paid dividends with respect to its outstanding shares of Preferred Stock by issuing 107,630 and 168,912 additional shares of Common Stock, respectively. These stock dividends had no effect on total stockholders equity as common stock and additional paid in capital were increased and retained earnings were decreased by $142,778 in connection with the first dividend payment and $150,078 in connection with the second dividend payment. As a result of the conversion of an aggregate of 8,820 shares of Preferred Stock, as of June 30, 1996 there were 41,210 shares of Preferred Stock outstanding. As of June 30, 1996, IFFC did not pay its scheduled dividend payment and recorded a liability of $132,858 relating to the dividend payment due on June 15, 1996, with a corresponding decrease in retained earnings on such date.

         IFFC maintains substantially all of its unutilized proceeds in various bank accounts. As of June 30, 1996 and August 7, 1996, IFFC had $54,146 and $24,975, respectively, in accounts with Northern Trust of Florida, N.A. As of June 30, 1996 and August 7, 1996, IFFC had $558,047 and $507,686, respectively, in accounts with AmerBank and substantially all of such funds were held as European Currency Unit denominated deposits. As of June 30, 1996 and August 7, 1996, $500,000 of the cash on deposit with Amerbank was restricted and secured outstanding balances of IFFP's Credit Facility with Bank Handlowy. As of June 30, 1996 and August 7, 1996, IFFC had $15,023 and $50,600, respectively, in an operating account with Bank Handlowy.

         During the six months ended June 30, 1996, Capital Brands loaned IFFC an aggregate of approximately $69,000, which indebtedness is evidenced by promissory notes. The promissory notes are payable in full on April 25, 1997. During the six months ended June 30, 1996, QPQ Corporation ("QPQ") advanced IFFC $122,000. In addition, QPQ purchased for $10,000 cash, options to purchase 250,000 shares of QPQ Common Stock. In addition QPQ acquired various furniture, fixtures and leasehold improvements from IFFC in exchange for approximately $57,000 cash.

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

         As of February 23, 1994, IFFC terminated a credit facility created on February 12, 1993 and entered into a new $1,000,000 credit facility with AmerBank. The new credit facility was structured as a revolving credit facility through May 31, 1994. During this initial period, draws could be made in minimum increments of $40,000 to purchase, and are secured by, furniture, equipment and related items for restaurants. During the initial period, interest accrued on the outstanding balance at a rate of 12% per annum and was due and payable quarterly. As of July 31, 1994, the outstanding balance under the credit facility became due and payable at a rate of $90,000 plus interest every three months with any principal outstanding as of April 30, 1996 immediately due and payable. On April 12, 1996 AmerBank agreed to amend the credit facility so that the outstanding principal balance became due and payable at a rate of $75,000 plus interest every three months. As of June 30, 1996 and August 7, 1996 approximately $385,000 and $310,000, respectively, was outstanding under the February 23, 1994 AmerBank credit facility.

         On February 16, 1996, IFFP entered into a $300,000 line of credit with AmerBank, the proceeds of which may be used to finance IFFP's business operations. Pursuant to the letter of credit, IFFC can make draws on the letter of credit until June 30, 1996. IFFP is required to make interest payments on the outstanding principal amount of the credit facility at AmerBank's prime rate. IFFP is also obligated to pay AmerBank a 1% per annum commission on the daily average unutilized principal balance of the credit facility. Interest and commission expenses are payable monthly. The outstanding principal balance of the loan is payable on February 1, 1997. The credit facility is secured by: (i) a promissory note of IFFP and (ii) a guarantee of IFFC. As of June 30, 1996 and August 7, 1996, $300,000 and $300,000, respectively, of the credit facility was outstanding.

         On May 30, 1994, IFFC's subsidiary, IFFP, entered into a credit facility with Bank Handlowy Warszawie, S.A. ("Bank Handlowy") in the principal amount of $10,000,000. Borrowings under the Bank Handlowy credit facility could be made until May 31, 1997 and were secured by: (i) amounts on deposit with Bank Handlowy; (ii) an unconditional guarantee of IFFC; (iii) the fixed assets of IFFP; and (iv) a letter of credit (described below). Borrowings under the Bank Handlowy credit facility were required be repaid in fourteen equal semi-annual installments with the first installment due on November 30, 1997. Interest accrued on the amount outstanding under the credit facility at the London Interbank Offered Rate (LIBOR) for nine month deposits plus 3.875% per annum. The proceeds could be used to finance up to forty percent (40%) of the costs of furnishing and commencing operation of fast food restaurants operated by IFFP. On December 13, 1995, the credit facility with Bank Handlowy was amended. The principal amount of the credit facility was reduced to $1,000,000 and borrowings under the credit facility are required to be repaid on December 16, 1996. Borrowings under the amended credit facility are secured by: (i) amounts on deposit with Bank Handlowy; (ii) an unconditional guarantee of IFFC; (iii) fixed assets of IFFP having a value of $1,250,000; and (iv) a letter of credit. On July 15, 1994 Credit Suisse Miami Agency established an irrevocable standby letter of credit of $500,000 (the "Credit Suisse Letter of Credit") in Bank Handlowy's favor. The Letter of Credit supported borrowings of $1,000,000 under the Bank Handlowy's credit facility. The Letter of Credit is valid until December 30, 1996 and is secured by a letter of credit issued by AmerBank. As of June 30, 1996 and August 7, 1996, $1,000,000 was outstanding under the Bank Handlowy credit facility.

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

          On May 17, 1996, IFFC's Common Stock was deleted from the NASDAQ Stock Market and has traded on the over the counter market since that date and accordingly, IFFC believes that its ability to raise additional equity capital has been negatively impacted.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

         IFFC's restaurant operations are conducted in Poland. The Polish economy has historically been characterized by high rates of inflation and devaluation of the Polish zloty against the dollar and European currencies. However, in the year ended December 31, 1995, the rates of inflation and devaluation improved. For the years ended December 31, 1993, 1994 and 1995, the annual inflation rate in Poland exceeded 35%, 32% and 21.6%, respectively, and as of December 31, 1993, 1994 and 1995 the exchange rate was 21,344, 24,372 and 24,680 zlotys per dollar, respectively. Payment of interest and principal on the Debentures and payment of franchise fees to BKC for each IFFC restaurant opened will be in United States currency. Additionally, IFFC is dependent on foreign sources of supply which require payment in European or United States currencies. Since IFFC's revenues from operations will be in zlotys, IFFC will be subject to the risk of currency fluctuations. In order to protect its funds against declines in the value of the Polish zloty and to acquire foreign goods imported into Poland, IFFC intends to invest its unutilized funds in United States or Western European currency denominated securities and/or European Currency Units. Thus far, IFFC's revenues have been used to fund restaurant operations and IFFC's expansion. As a result, such revenues have been relatively insulated from inflationary conditions in Poland.

         The accounts of International Fast Food Polska, IFF Polska-Kolmer, IFF-DX Management and IFF Polska i Spolka, subsidiaries of IFFC, are measured using the Polish zloty. Due to Poland's inflationary environment, generally accepted accounting principles require IFFC to calculate and recognize on its statement of operations its currency translation gains or losses associated with International Fast Food Polska. For the six month periods ended June 30, 1996 and 1995, IFFC had a foreign currency translation gain (loss) of approximately ($65,784) and $44,219, respectively.

         The only currency that may be used in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. As of January 1, 1995, the National Bank of Poland introduced a new currency unit which is named a "zloty" (a "new zloty"). New zlotys are equivalent to 10,000 old zlotys ('old zlotys"). Old zlotys will remain legal tender until December 31, 1996, after which date they will only be exchangeable at certain banks. All references in this document to zlotys are to old zlotys. At June 30, 1996, the exchange rate was 27,200 zlotys per dollar.

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

             Pursuant to the Funding Agreement, Funding agreed to pay on behalf of IFFC and/or IFFP up to $500,001 (the "Amount") for all expenses (including attorneys' fees, court costs and other related expenses, but not judgments or amounts paid in settlement) actually incurred by or on behalf of IFFC and/or IFFP in connection with investigating, defending, prosecuting, settling or appealing the BKC Litigation and any and all claims or counterclaims of BKC against IFFC and/or IFFP (collectively, the "BKC Matter"). Funding has paid all amounts it has been requested to pay pursuant to the Funding Agreement. On July 3, 1996, the Company and Funding executed an amendment to the Funding Agreement. To complete the BKC matter, Funding has agreed to pay up to an additional $250,000 so that the minimum total amount paid by Funding would be $750,001.

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

             In consideration of the additional $250,000 payment Funding received an additional twenty five percent (25%) of the Proceeds, and the term "Assigned Proceeds" remains unchanged from its meaning in the Funding Agreement except for the twenty five percent (25%) increase to seventy five percent (75%).

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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (b)     Reports on Form 8-K:

                     IFFC filed a Form 8-K, dated June 11, 1996 relating to the sale of 2,200,000 shares of Common Stock.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INTERNATIONAL FAST FOOD CORPORATION

DATE: August 19, 1996        By: /s/ MITCHELL RUBINSON
                                ----------------------
                                Mitchell Rubinson, Chairman of the Board,
                                Chief Executive Officer and President
                                (Principal Executive Officer)

DATE: August 19, 1996        By: /s/ STEPHEN R. GROTH
                                ---------------------
                                Stephen R. Groth, Chief Financial Officer
                                and Treasurer (Principal Financial and
                                Accounting Officer)