Form 10QSB
period 1996-09-30
INTERNATIONAL FAST FOOD CORP
filed 1996-11-14
CIK 885549

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



           [X]  Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996



           [ ] Transition Report Under Section 13 or 15(d) of the Exchange Act

                For the transition period from ____________ to ____________.


                   Commission file number 0-20203 and 1-11386


                       INTERNATIONAL FAST FOOD CORPORATION
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Florida                                      65-0302338
    -------------------------------                     -------------------
    (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)

                          1000 Lincoln Road, Suite 200
                           Miami Beach, Florida 33139
                ------------------------------------------------
                     (Address of Principal Executive Office)

                                 (305) 531-5800
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   [x]     No  [ ]

The number of shares outstanding of the issuer's common stock, par value $.01 per share as of November 7, 1996 was 8,310,856.

Traditional Small Business Disclosure Format:     Yes   [x]   No   [ ]

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS



                                                                        Page
                                                                        ----

PART I.  FINANCIAL INFORMATION
------------------------------

      ITEM. 1     Financial Statements

                  Consolidated Balance Sheets as of
                  September 30, 1996 and December 31,
                  1995                                                   3-4

                  Consolidated Statements of Operations
                  for the Three and Nine Months Ended
                  September 30, 1996 and 1995                             5

                  Consolidated Statements of
                  Shareholders' Equity for the Nine
                  Months Ended September 30, 1996                         6

                  Consolidated Statements of Cash Flows
                  for the Nine Months Ended September
                  30, 1996 and 1995                                      7-8

                  Notes to Consolidated Financial
                  Statements                                             9-17



      ITEM. 2     Management's Discussion and Analysis
                  or Plan of Operation                                  18-26



PART II.  OTHER INFORMATION
---------------------------






SIGNATURES

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                    ASSETS
                                    ------



                                              September 30,      December 31,
                                                  1996               1995
                                              ------------      ------------


CURRENT ASSETS:

   Cash and cash equivalents                  $    213,303      $    253,510
   Restricted cash                                 500,000           500,000
   Receivables                                      36,654            50,866
   Inventories                                     304,425           384,434
   Advances to affiliate                           195,474            49,087
   Prepaid expenses                                 45,300            38,989
                                              ------------      ------------

      Total Current Assets                       1,295,156         1,276,886
                                              ------------      ------------


Furniture, equipment and
   leasehold improvements, net                   5,855,304         6,625,941

Deferred debenture issuance costs,
   net of accumulated amortization
   of $115,841 and $90,899,
   respectively                                    316,484           341,426

Other assets, net                                  380,172           364,701

Burger King Development Rights,
   net of accumulated amortization
   of $286,042 and $229,462,
   respectively                                     91,156           147,736
                                              ------------      ------------



   Total Assets                               $  7,938,272      $  8,756,690
                                              ============      ============

                             See Accompanying Notes

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS, Continued (unaudited)
                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                              September 30,      December 31,
                                                  1996               1995
                                              ------------      ------------
CURRENT LIABILITIES:
   Accounts payable                           $    561,629      $    354,823
   Accrued interest payable                         78,545            21,580
   Other accrued expenses                          313,840           473,127
   Notes payable                                    69,307             -
   Payable to affiliates                           135,179             -
   Bank credit facilities                        1,649,401         1,604,248
   Dividends payable on Preferred Stock            132,858             -
   Non-interest bearing obligation
      payable to minority shareholder
      of IFF Polska                                500,000           500,000
                                              ------------      ------------
      Total Current Liabilities                  3,440,759         2,953,778
                                              ------------      ------------

9% SUBORDINATED CONVERTIBLE
DEBENTURES, DUE 2007                             2,756,000         2,756,000
                                              ------------      ------------
      Total Liabilities                          6,196,759         5,709,778
                                              ------------      ------------
MINORITY INTEREST IN NET ASSETS
OF CONSOLIDATED SUBSIDIARY                         523,489           689,681
                                              ------------      ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred Stock, $.01 par value,
   (liquidation preference of $3,859,000
   and $5,003,000), 1,000,000 shares
   authorized; 38,590 and 50,030
   shares issued and outstanding,
   respectively                                        386               500

   Common Stock, $.01 par value,
   100,000,000 shares authorized;
   8,310,856 and 3,759,564 shares
   issued and outstanding, respectively             83,108            37,595

   Additional paid-in capital                   14,343,477        14,046,571

   Accumulated deficit                         (13,208,947)      (11,727,435)
                                              ------------      ------------
      Total Shareholders' Equity                 1,218,024         2,357,231
                                              ------------      ------------

      Total Liabilities and
          Shareholders' Equity                $  7,938,272      $  8,756,690
                                              ============      ============

                             See Accompanying Notes

                   INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                     Three Months Ended           Nine Months Ended
                                        September 30,               September 30,
                                 --------------------------   --------------------------
                                      1996          1995           1996          1995
                                 ------------  ------------   ------------  ------------
SALES                            $  1,328,937  $  1,139,784   $  4,049,772  $  3,577,878
                                 ------------  ------------   ------------  ------------
RESTAURANT OPERATING EXPENSES:
  Food and Packaging                  529,358       482,406      1,692,546     1,640,454
  Payroll and Related Costs           210,361       177,635        594,230       549,296
  Occupancy and Other Operating
   Expenses                           372,460       498,955      1,113,972     1,067,857
  Depreciation and Amortization       208,625       184,242        684,617       632,906
                                  ------------ ------------   ------------   ------------
   Total Restaurant Operating
     Expenses                       1,320,804     1,343,238      4,085,365     3,890,513
                                 ------------  ------------   ------------  ------------
GENERAL AND ADMINISTRATIVE
  EXPENSES                            349,949       435,774      1,119,086     1,432,086
                                 ------------  ------------   ------------  ------------

OPERATING LOSS                    (   341,816)  (   639,228)   ( 1,154,679)  ( 1,744,721)
                                 ------------  ------------   ------------  ------------

OTHER INCOME (EXPENSES):
  Interest and other income       (    13,936)       12,794         89,776        58,303
  Interest expense, including
   amortization of debenture
   issuance costs                 (   115,685)  (   160,008)   (   344,227)  (   456,899)
  Other expense, net                     -           41,720           -      (    13,743)
  Gain (loss) from foreign
   currency translation           (    11,618)        3,047    (   105,716)       47,266
                                 ------------  ------------   ------------  ------------

   Total other income
     (expenses)                   (   141,239)  (   102,447)   (   360,167)  (   365,073)
                                 ------------  ------------   ------------  ------------

Loss before minority interest     (   483,055)  (   741,675)   ( 1,514,846)  ( 2,109,794)

Minority interest in losses of
  consolidated subsidiary              48,531        73,742        166,192       249,015
                                 ------------  ------------   ------------  ------------

Loss before extraordinary gain    (   409,524)  (   667,933)   ( 1,348,654)  ( 1,860,779)

Extraordinary gain                       -             -              -        1,106,642
                                 ------------  ------------   ------------  ------------

NET INCOME (LOSS)                $(   434,524) $(   667,933)  $( 1,348,654) $(   754,137)
                                 ============  ============   ============  ============
NET INCOME (LOSS) PER COMMON SHARE:
  Loss before extraordinary
   gain                          $(       .06) $(       .18)  $(       .27) $(       .52)
  Extraordinary Gain                                    -              -             .31
                                 ------------  ------------   ------------  ------------

NET INCOME (LOSS)                $(       .06) $(       .18)  $(       .27) $(       .21)
                                 ============  ============   ============  ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING         6,776,544     3,746,453      5,053,117     3,575,955
                                 ============  ============   ============  ============

                            See Accompanying Notes

                   INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       For the Nine Months Ended September 30, 1996
                                        (unaudited)

                                          Common Stock          Preferred Stock        Additional
                                    ----------------------   ----------------------      Paid In    Accumulated
                                      Shares        Amount     Shares        Amount      Capital      Deficit       Total
                                    ---------    ---------   ---------   ----------   -----------  ------------  ----------
Balances, December 31, 1995         3,759,564    $  37,595      50,030   $      500   $14,046,571  $(11,727,435) $2,357,231

Conversion of preferred stock         381,292        3,813   (  11,440)        (114)   (    3,699)         -           -

Sale of common stock for cash       3,550,000       35,500        -              -        209,500          -        245,000

Common stock issued in exchange
   for professional services          620,000        6,200        -              -         81,105          -         87,305

Sale of warrants for cash                -            -           -              -         10,000          -         10,000

Net loss for the period                  -            -           -              -           -      ( 1,348,654) (1,348,654)

Preferred dividends                      -            -           -              -           -      (   132,858) (  132,858)

                                    ---------    ---------   ---------   ----------   -----------  ------------  ----------
Balances, September 30, 1996        8,310,856    $  83,108      38,590   $      386   $14,343,477  $(13,208,947) $1,218,024
                                    =========    =========   =========   ==========   ===========  ============  ==========































                                    See Accompanying Notes

                     INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (unaudited)



                                                        Nine Months Ended
                                                           September 30,
                                               -------------------------------
                                                     1996               1995
                                               ------------       ------------


CASH FLOWS FROM OPERATING
  ACTIVITIES:

Net (loss) income                              $( 1,348,654)      $(   754,137)
Adjustment to reconcile net
  income(loss) to net cash
  used in operating activities:
  Amortization and depreciation                     776,174            790,238
  Extraordinary gain on the
   debenture exchange for stock                        -           ( 1,106,642)
  Minority interest in losses of
   subsidiary                                   (   166,192)       (   249,015)
Changes in operating assets and
  liabilities:
   Receivables                                       14,212            229,634
   Accrued interest receivable                         -                 3,990
   Inventories                                       80,009             39,043
   Prepaid expenses                             (     6,311)       (    37,012)
   Accounts payable and
     accrued expenses                               191,789        (   398,580)
                                               ------------       ------------

Net cash used in operating
  activities                                    (   458,973)       ( 1,482,481)
                                               ------------       ------------


CASH FLOWS FROM INVESTING
  ACTIVITIES:

  Payments for furniture, equipment
   and leasehold improvements                          -           (   134,371)
  Payments for other assets                     (    53,794)       (    38,402)
  Disposition of furniture and equipment            114,308               -
                                               ------------       ------------
  Net cash provided by (used in)
   investing activities                              60,514        (   172,773)
                                               ------------       ------------

                              See Accompanying Notes

                   INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                        (unaudited)

                                                      Nine Months Ended
                                                         September 30,
                                               -------------------------------
                                                    1996               1995
                                               ------------       ------------


CASH FLOWS FROM FINANCING
  ACTIVITIES:

  Sale of Common Shares for cash                    245,000               -
  Sale of Options for cash                           10,000               -
  Advances from (to) affiliate, net                  58,099        (    56,117)
  Repayments of bank credit
   facilities                                   (   294,248)       (   252,812)
  Borrowings under bank credit
   facilities                                       339,401               -
                                               ------------       ------------
  Net cash provided by (used in)
   financing activities                             358,252        (   308,929)
                                               ------------       ------------


DECREASE IN CASH AND CASH
  EQUIVALENTS                                   (    40,207)       ( 1,964,183)

BEGINNING CASH AND CASH
  EQUIVALENTS                                       253,510          2,600,696
                                               ------------       ------------

ENDING CASH AND CASH EQUIVALENTS               $    213,303       $    636,513
                                               ============       ============


SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:

  Cash paid during the period for:
   Interest                                    $    262,320       $    346,527
                                               ============       ============

SUPPLEMENTAL SCHEDULE OF NON
  CASH INVESTING & FINANCING
  ACTIVITIES:


During the nine months ended September 30, 1996, 11,440 shares of preferred stock were converted into 381,292 shares of Common Stock.

In September 1996, the Company paid $87,305 of legal and professional fees by issuance of 620,000 shares of Common Stock.

                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    ORGANIZATION:

      International Fast Food Corporation (the "Company" or "IFFC") was organized for the purpose of developing and operating franchised Burger King restaurants in the Republic of Poland ("Poland"). A then major shareholder of the Company, Capital Brands, Inc. ("CBI") entered into a development agreement (the "Development Agreement") with Burger King Corporation ("BKC") and assigned all its rights and obligations under the Development Agreement to the Company.

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

      The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. The U.S. dollar is considered to be the functional currency of IFF Polska. The only currency that may be used in Poland is the zloty. As of January 1, 1995, the National Bank of Poland introduced a new currency unit which is named a "zloty" (a "new zloty"). New zlotys are equivalent to 10,000 old zlotys ("old zlotys"). Old zlotys will remain legal tender until December 31, 1996, after which date they will only be exchangeable at certain banks. All references in this document to zlotys are to old zlotys. At September 30, 1996, the exchange rate was 28,010 old zlotys per dollar. Monetary assets and liabilities are translated from the local currency, the "zloty", to U.S. dollars at the period end exchange rate. Non-monetary assets, liabilities, and related expenses, primarily furniture, equipment, leasehold improvements and related depreciation and amortization, are translated using historical exchange rates. Income and expense accounts, excluding depreciation and amortization, are translated at an annual weighted average exchange rate.

      The accompanying consolidated financial statements as of September 30, 1996 and 1995 are unaudited. The consolidated Balance sheet as of December 31, 1995, was derived from the December 31, 1995 audited balance sheet. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or

                   INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued:

omitted pursuant to such rules and regulations. The Company believes it has made sufficient disclosures such that the information presented is not misleading. In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated.

      These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Form 10-KSB. Results for the nine month period ended September 30, 1996, are not necessarily indicative of the results to be achieved for the year ending December 31, 1996.

      GOING CONCERN - The report of the Company's independant accountants on their audit of the Company's December 31, 1995 consolidated financial statements contained uncertainties relating to the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      FINANCIAL ACCOUNTING STANDARDS NO. 121 (FAS NO. 121) - In March 1995, the FASB issued FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement, which is effective for the Company's financial statements for its 1996 fiscal year, requires that long lived assets and certain intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated undiscounted cash flows that are expected to result from the use of the asset are less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the carrying amount over the fair value of the assets. The Company will review for impairment of its long-lived assets during the year ending December 31, 1996, using the methodology prescribed by FAS No. 121.

3.    BANK CREDIT FACILITIES PAYABLE:

      Amounts outstanding under bank credit facilities at September 30, 1996, consist of the following:

Amerbank in Poland, S.A.
      overdraft credit line, variable
      rate approximately equal to prime,
      payable in full on October 30, 1996.                          $  39,401

Amerbank revolving credit facility, 12%
      interest,  interest payable quarterly,
      payable in full on September 30, 1997.                          310,000

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



3.    BANK CREDIT FACILITIES PAYABLE, Continued:

Amerbank, IFFP line of credit of $300,000
      payable in full on or before
      February 1, 1997, interest payable
      monthly at Amerbank prime, guaranteed
      by IFFC.                                                       300,000

Bank  Handlowy  Warszawie,  S.A., IFFP
      credit facility of $1,000,000  payable in
      full  on  or  before  December  16,  1996,
      LIBOR  plus  3.875%  interest, collateralized
      by amounts on deposit  with Bank  Handlowy,
      unconditional guarantee of IFFC,  fixed
      assets of IFFP of $1,250,000  and an
      irrevocable standby letter of credit
      in the amount of $500,000 issued by the
      Credit Suisse Miami Agency                                    1,000.000
                                                                  -----------
                                                                    1,649,401
Less: Current Maturities                                            1,649,401
                                                                  -----------
             Total Long Term Portion                               $      -
                                                                  ===========

      On April 12, 1996, the Company received an extension of the maturity date of the overdraft credit line until October 30, 1996. On October 24, 1996, a formal request was made to AmerBank asking for an extension of the maturity date to April 30, 1997. As of November 7, 1996, AmerBank has not formally granted the requested extension. No assurance can be given that AmerBank will grant the requested extension or otherwise modify the terms of the credit facility in a manner that would be acceptable to IFFP. As of November 7, 1996, the outstanding balance on the credit facility was $27,070.

      On November 7, 1996 the Company modified the payment terms of the revolving credit facility whereby principal payments of $100,000 are due on March 31, 1997 and June 30, 1997 with a final payment of $110,000 on September 30, 1997.

      IFFP's $1,000,000 credit facility with Bank Handlowy matures on December 16, 1996. On October 29, 1996, IFFP formally requested an extension of the maturity date of the facility. No assurance can be given that Bank Handlowy will grant the requested extension or otherwise modify the terms of the credit facility in a manner that would be acceptable to IFFP.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


4.    SHAREHOLDERS' EQUITY:

      The Company's stock option plan provides for the granting of options to qualified employees and directors of the Company. Stock option activity is shown below at September 30, 1996:
                                                           1996
      Outstanding at beginning of year                   282,000
      Granted                                               -
      Exercised                                             -
      Expired                                               -
                                                         -------
      Outstanding at end of period                       282,000
                                                         =======
      Exercisable at end of period                       246,000
                                                         =======
      Price range of options outstanding at end
        of period                               $1.375 - $6.4375
                                                ================
      Available for grant at end of period               368,000
                                                         =======

      At September 30, 1996, IFFC had reserved the following shares of Common Stock for issuance:

         Stock option plan                                  650,000

         Underwriter warrants, exercisable
         at $6.50 per share through
         May 31, 1997                                       130,000

         Warrants issued in connection with
         1994 exchange offer, exercisable at
         $7.00 per share through August 1, 1999             290,800

         Warrants to purchase $1,000,000
         principal amount of debentures
         convertible into Common Stock at a
         conversion price of $8.50 per share
         through December 16, 1997                          117,647

         Convertible Debentures convertible
         into Common Stock at a conversion price
         of $8.50 per share                                 324,235

         Preferred Stock convertible into Common
         Stock at a conversion price of $3.00
         per share                                        1,286,208
                                                          ---------
                   Total reserved shares                  2,798,890
                                                          =========

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


      In May, 1996, IFFC sold 2,200,000 shares of Common Stock to its Chairman of the Board, Chief Executive Officer and President for $110,000 cash and on September 12, 1996 sold 1,350,000 shares of Common Stock to seven private investors for $135,000 cash. In September 1996 IFFC issued 370,000 shares of Common Stock in payment of $62,305 of legal fees and expense and 250,000 shares of Common Stock in payment of $25,000 of professional fees.


5.    CONVERTIBLE SUBORDINATED DEBENTURES:

      The Convertible Subordinated Debentures (the "Debentures") mature in 2007 and provide for the payment of interest at 9% semi-annually until maturity.

      On November 7, 1994, the Company initiated an Exchange Offer whereby each $1,000 in principal amount of the Debentures validly tendered, will be exchanged for ten shares of the Company's Series A 6% Convertible Preferred Stock (the "Series A Convertible Preferred Stock"). The Series A Convertible Preferred Stock (i) has a liquidation preference value of $100 per share, (ii) is convertible into shares of the Company's Common Stock at a conversion price of $3.00 per share, and (iii) is entitled to receive dividends, payable semi-annually on each June 15 and December 15, at the rate of $6.00 per annum, which dividends may, at the option of the Company, be paid in cash, through the issuance of Common Stock or a combination of cash and Common Stock and (iv) may be redeemed by the Company under certain circumstances. The Exchange Offer expired on January 13, 1995, and resulted in $5,636,000 of the $8,392,000 in Debentures then outstanding being tendered and accepted by the Company for exchange.

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
                                                 ===========

6.    LITIGATION:

      BKC LITIGATION - On March 17, 1995, IFFC and IFFP (collectively, the "IFFC Affiliates"), filed suit against BKC in the Eleventh Judicial Circuit Court of the State of Florida. In their amended complaint, the IFFC Affiliates alleged, among other things, that BKC breached certain of its express and implied obligations under the BKC Development Agreement and the eight existing franchise

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

6.    LITIGATION, Continued:

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

      On August 21, 1995, BKC filed an answer which asserts nineteen affirmative defenses and three counterclaims. Subsequently BKC voluntarily dismissed its counterclaims and the parties agreed that to the extent that IFFC may owe money to BKC for royalties, any such amount will be deducted from any judgment in favor of IFFC.

      The IFFC Affiliates' and BKC's efforts at court ordered mediation and voluntary settlement discussions have not been successful. The IFFC Affiliates' five count suit has not survived all of BKC's motions to dismiss. On February 14, 1996, the Eleventh Judicial Circuit Court granted BKC's motion for summary judgement with respect to the FTC Count. The Eleventh Judicial Circuit Courts' decision was based upon its belief that, as a matter of law, such a count could not be maintained by "sophisticated business entities". The IFFC Affiliates believe the court's decision was made in error and if their claims are not satisfactorily addressed at the conclusion of the trial the IFFC Affiliates intend to appeal the court's decision. The trial is scheduled to commence on January 21, 1997.

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

      Under the BKC Development Agreement, IFFC was required to have ten restaurants open by September 24, 1995. Given that IFFC operates eight restaurants, IFFC is in technical default under the BKC Development Agreement. By letter dated June 30, 1995, BKC notified IFFC that, at that time, BKC would not elect to declare IFFC to be in default under the BKC Development Agreement. BKC further stated that such notice was not a waiver of its legal rights under the BKC Development Agreement to, in the future, declare IFFC's failure to develop the requisite number of BKC Restaurants an act of default.

      The Agreement to Assign Litigation Proceeds - In order to secure additional funds to finance the BKC Litigation, as of January 25, 1996, the IFFC

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Affiliates entered into an Agreement to Assign Litigation Proceeds (the "Funding Agreement") with Litigation Funding, Inc., a Florida Corporation ("Funding"). Mitchell Rubinson, the Chairman of the Board, Chief Executive Officer and President of IFFC is also the Chairman of the Board, Chief Executive Officer and President and the principal shareholder of Funding.

      Pursuant to the Funding Agreement, Funding agreed to pay on behalf of IFFC and/or IFFP up to $500,001 (the "Amount") for all expenses (including attorneys' fees, court costs and other related expenses, but not judgements or amounts paid in settlement) actually incurred by or on behalf of IFFC and/or IFFP in connection with investigating, defending, prosecuting, settling or appealing the BKC Litigation and any and all claims or counterclaims of BKC against IFFC and/or IFFP (collectively, the "BKC Matter"). Funding has paid all amounts it has been requested to pay pursuant to the Funding Agreement. On July 3, 1996, the Company and Funding executed an amendment to the Funding Agreement. To Complete the BKC matter, Funding has agreed to pay up to an additional $250,000 so that the maximum amount paid by Funding would be $750,001.

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

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

      The IFFC Affiliates have also entered a second agreement to assist in the financing of the BKC Litigation. On April 7, 1996 the IFFC Affiliates entered into a letter agreement (the "Fee Agreement") with the law firm (the "Litigation Counsel") representing the IFFC Affiliates in the BKC Litigation. Pursuant to the Fee Agreement, IFFC and IFFP have agreed to pay Litigation Counsel the greater of (a) Litigation Counsel's accrued hourly fees for legal services provided in connection with the BKC Litigation; and (b) a certain percentage of any final monetary recovery obtained by the IFFC Affiliates in the BKC Litigation, in exchange for Litigation Counsel's services. The percentage of any monetary recovery payable to Litigation Counsel varies depending upon whether or not: (1) the BKC Litigation is settled at or before mediation; (2) the BKC Litigation is settled after mediation but before a verdict; (3) the BKC Litigation is resolved by a jury or court verdict; and (4) the IFFC Affiliates successfully appeal a verdict in the BKC Litigation or if they successfully defend against an appeal by BKC of the verdict in the BKC Litigation. In the event the IFFC Affiliates recover in excess of $10,000,000 in the BKC Litigation, IFFC has agreed to issue the Litigation Counsel 200,000 shares of IFFC Common Stock. Under the Fee Agreement, the IFFC Affiliates are not required to make any future legal fee payments to Litigation Counsel until there is an award with respect to or settlement of the BKC Litigation.

      DOMONT LITIGATION - On May 31, 1995, legal action was filed against IFFP a 85% owned subsidiary of the Company, in Polish Court in the city of Warsaw. The suit was filed by Domont S.C., a general contractor formerly hired by IFFP to construct several of its Restaurants in Poland. The suit alleges that IFFP failed to pay invoices due to Domont for work performed. Domont seeks payment and damages of approximately $126,236. IFFP contends that it has fulfilled its contractual obligations and believes that Domont's claims and allegations are without merit.

     POLISH FISCAL AUTHORITY DISPUTES - As of July 1995, IFFC may have become subject to penalties for failure to comply with a recently amended tax law requiring the use of cash registers with certain calculating and recording capabilities and which are approved for use by the Polish Fiscal Authorities. Although IFFP's NCR Cash Register System (the "Cash Register System") is a new and modern system, IFFP's Cash Register System had to be modified and will ultimately need to be replaced in order to comply with the new tax law. IFFP is now in compliance with the tax law but was unable to modify and/or replace its Cash Register System before July 1995. As a penalty for noncompliance, Polish tax authorities may disallow certain VAT deductions for July and August, which were previously deducted by IFFP. Additionally, penalties and interest may be imposed on these disallowed deductions. IFFP believes that its potential exposure is approximately $150,000, which amount has been provided for in the accompanying December 31, 1995 financial statements. IFFP is currently in the process of requesting a final determination by the Polish Fiscal Authorities.
                                       16

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



 6.   LITIGATION, Continued:

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

NINE MONTHS ENDED SEPTEMBER 30, 1996 VS NINE MONTHS ENDED SEPTEMBER 30, 1995 RESULTS OF OPERATIONS

      For the nine month period ended September 30, 1996, IFFC incurred a net loss of $1,348,654 or $(.27) per share of IFFC's Common Stock compared to a net loss $754,137 or $(.21) per share of IFFC's Common Stock for the nine month period ended September 30, 1995.

      For the nine month periods ended September 30, 1996 and September 30, 1995, IFFC generated Sales of $4,049,772 and $3,577,878, respectively. In U.S. dollar and Polish zloty terms, IFFC's Sales increased by approximately 13.2%, in the nine months ended September 30, 1996 relative to the nine months ended September 30, 1995. IFFC believes the increase in Sales is attributable to more effective marketing strategies. IFFC believes that it has been experiencing a lower level of sales per restaurant than most other franchises in the Burger King System. IFFC also believes its Sales would be higher if BKC were providing the service, support and assistance promised to IFFC in the BKC Development Agreement and the Franchise Agreements. See discussion below regarding BKC Litigation, "Part II, Item 2. LEGAL PROCEEDINGS" and "---Liquidity and Capital Resources".

      During the nine month period ended September 30, 1996, IFFC incurred $1,692,546 of Food and Packaging Expense, $594,230 of Payroll and Related Costs, $1,113,972 of Occupancy and Other Operating Expenses, $684,617 of Depreciation and Amortization Expense, respectively.

      Food and Packaging Costs for the nine month period ended September 30, 1996, and 1995 were 41.8% and 45.8% of Sales, respectively. IFFC believes the decrease in Food and Packaging Costs as a percentage of Sales is primarily attributable to a reduction of certain foods costs. IFFC believes that it has been experiencing higher food costs as a percentage of sales than most other franchises in the Burger King System. In addition to IFFC's negotiations with BKC, IFFC continues to have discussions with certain of its food suppliers in an attempt to lower its food costs. See "---Liquidity and Capital Resources" and "Part II, Item 2. LEGAL PROCEEDINGS."

      Payroll and Related Costs as a percentage of Sales were 14.7% for the nine month period ended September 30, 1996 and 15.4% for the nine month period ended September 30, 1995. Payroll and Related Costs as a percentage of Sales has declined as IFFC has implemented a more efficient scheduling of its labor force and as IFFC has not had any significant training costs in 1996.

      Occupancy and Other Operating Expense for the nine month period ended September 30, 1996 and 1995 were 27.5% and 29.8% of Sales, respectively. The decrease in Occupancy and Other Operating Expenses as a percentage of Sales is attributable primarily to increased sales volume in relation to fixed costs expenses. IFFC believes that its advertising expenses would be lower as a percentage of Sales if BKC were providing IFFC all of the support and assistance required of BKC in the Development Agreement and Franchise Agreements. See discussion below regarding BKC Litigation, "Part II. Item 2. LEGAL PROCEEDINGS" and "---Liquidity and Capital Resources."

      Depreciation and Amortization Expense as a percentage of Sales was 16.9% in the nine month period ended September 30, 1996 versus 17.7% in the nine month period ended September 30, 1995.

      General and Administrative Expenses for the nine month period ended September 30, 1996 and 1995 totalled $1,119,086 and $1,432,086, respectively. For the nine month period ended September 30, 1996, General and Administrative Expenses was comprised of executive and office staff salaries and benefits ("Salary Expense") ($401,573); legal and professional fees, office rent, travel, telephone and other corporate expenses ("Corporate Overhead Expense") ($650,898), including $47,327 of professional fees and expenses related to increased audit fees and certain disputes with the Polish Fiscal Authorities; and depreciation and amortization ($66,615). For the nine month period ended September 30, 1995, General and Administrative Expenses were comprised of executive and office staff salaries ($526,327); legal and professional fees, office rent, travel, telephone and other general corporate expenses ($772,969), including $22,905 of professional fees and expenses related to the Second Exchange Offer, $239,871 related to the lawsuit against Burger King; and depreciation and amortization ($132,790). See "Part II. Item 2. LEGAL PROCEEDINGS" for additional information regarding the BKC Litigation and IFFC's disputes with Polish Fiscal Authorities.

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

      For the nine month period ended September 30, 1996, Interest and Other Income was $89,776, which figure includes interest income of $49,949 and miscellaneous non operating income totalling $39,827, net. For the nine month period ended September 30, 1995, Interest and Other Income was $58,303, which figure represents interest income on invested funds.

Interest Expense is comprised as follows:
                                                 For the Nine Months Ended
                                                        September 30,
                                              -------------------------------
                                                   1996                1995
                                              -----------         -----------
  Interest Expense on Debentures              $   186,030         $   205,759
  Amortization of Debenture Issuance Costs         24,942              24,942
  Interest Expense on Bank Facilities             133,255             225,198
                                               ----------          ----------
            Total                             $   344,227         $   456,899
                                              ===========          ==========

      As a result of IFFC's consummation of the Second Exchange Offer (defined below) as of January 13, 1995, IFFC's annual interest expense with respect to Debentures has dropped and should not exceed $248,000 in the year ended December 31, 1996. The decrease in the level of Interest Expense on Debentures will be partially offset by IFFC's payment of dividends with respect to the 38,590 shares of Preferred Stock (defined below) issued in the Second Exchange Offer. Each share of Preferred Stock receives dividends, payable semi-annually on each June 15 and December 15, at a rate of $6.00 per annum, which dividends may, at the option of IFFC, be paid in cash, through the issuance of IFFC Common Stock or a combination thereof. As of June 30, 1996, IFFC accrued $132,858 of dividends which were payable as of June 15, 1996.

      IFFC's interest expense on bank facilities was $133,255 and $225,198 for the nine month period ended September 30, 1996 and 1995, respectively. The $91,943 decrease is attributable to IFFC's reduction of borrowings under short and long term bank facilities.

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

      As of September 30, 1996, IFFC had negative working capital of approximately $2,145,603 and Cash and Cash Equivalents of $213,303 Although IFFC believes it has sufficient funds to finance its proposed plan of operations until December 16, 1996, IFFC cannot reasonably estimate how long it will be able to satisfy its cash requirements. IFFC may be compelled to adjust its plans based on the outcome of the BKC Litigation. Based on current assumptions, IFFC will seek to implement its business plan, utilizing its Cash and Cash Equivalents and cash generated from restaurant operations. Any implementation of IFFC's business plan beyond December 16, 1996 may require resources substantially greater than currently available to IFFC. If plans change, assumptions prove to be inaccurate, or the capital resources available otherwise prove to be insufficient to implement its business plan (as a result of the BKC Litigation or unanticipated expenses, problems or difficulties, or otherwise) prior to December 16, 1996, IFFC would be required to seek additional financing or curtail or cease its activities. IFFP's $1,000,000 credit facility with Bank Handlowy matures on December 16, 1996. On October 29, 1996, IFFP formally requested an extension of the maturity date of the facility. No assurance can be given that Bank Handlowy will grant the requested extension or otherwise modify the terms of the credit facility in a manner that would be acceptable to IFFP. After December 16, 1996, if IFFC does not secure additional financing, or generate significant amounts of cash from operations, IFFC will be required to curtail or cease its activities. In an effort to conserve its financial resources, IFFC may close some or all of the Traditional Restaurants. IFFC anticipates that even if it elects to close some or all of the Traditional Restaurants, to the extent it is financially capable, it will continue to prosecute its claims in the BKC Litigation. IFFC has not yet determined whether or not it would be in its best interests to attempt to liquidate the assets associated with the Traditional Restaurants it may elect to close. Except as discussed below, IFFC has no current arrangements with respect to, or sources of, additional financing. There can be no assurance that IFFC will generate sufficient, or any, cash flow from operations in the future or that additional financing will be available on acceptable terms, or at all, to fund future commitments for capital expenditures or Operations.

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

      To date, IFFC's business operations have been principally financed by proceeds from public offerings of IFFC's equity and debt securities, proceeds from a number of bank credit facilities, proceeds from the sale of certain equity securities of IFFC's formerly wholly-owned subsidiary and proceeds from the Assignment Agreement.
                                       22

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

      On June 15, 1995 and December 15, 1995, rather than expend its cash resources, IFFC paid dividends with respect to its outstanding shares of Preferred Stock by issuing 107,630 and 168,912 additional shares of Common Stock, respectively. These stock dividends had no effect on total stockholders equity as common stock and additional paid in capital were increased and retained earnings were decreased by $142,778 in connection with the first dividend payment and $150,078 in connection with the second dividend payment. As a result of the conversion of an aggregate of 11,440 shares of Preferred Stock, as of September 30, 1996 there were 41,210 shares of Preferred Stock outstanding. As of September 30, 1996, IFFC did not pay its scheduled dividend payment and recorded a liability of $132,858 relating to the dividend payment due on June 15, 1996, with a corresponding decrease in retained earnings on such date.

      IFFC maintains substantially all of its unutilized proceeds in various bank accounts. As of September 30, 1996 and November 7, 1996, IFFC had $34,060 and $15,443, respectively, in accounts with Northern Trust of Florida, N.A. As of September 30, 1996 and November 7, 1996, IFFC had $543,066 and $531,058, respectively, in accounts with AmerBank and substantially all of such funds were held as European Currency Unit denominated deposits. As of September 30, 1996 and November 7, 1996, $500,000 of the cash on deposit with Amerbank was restricted and secured outstanding balances of IFFP's Credit Facility with Bank Handlowy. As of September 30, 1996 and November 7, 1996, IFFC had $43,532 and $47,286, respectively, in an operating account with Bank Handlowy.

      During the nine months ended September 30, 1996, Capital Brands loaned IFFC an aggregate of approximately $69,000, which indebtedness is evidenced by promissory notes. The promissory notes are payable in full on April 25, 1997. During the nine months ended September 30, 1996, QPQ Corporation ("QPQ") advanced IFFC $122,000. In addition, QPQ purchased for $10,000 cash, options to purchase 250,000 shares of QPQ Common Stock. In addition QPQ acquired various furniture, fixtures and leasehold improvements from IFFC in exchange for approximately $57,000 cash.

      IFFC  has  also  financed  its  operations   through  the  use  of  credit
facilities, which credit facilities are described below.

      As of January 28, 1993, IFFP entered into a revolving credit facility with American Bank of Poland S.A. ("AmerBank") totalling 3,000,000,000 zloty, or approximately $123,000 at-year end exchange rates. Borrowings under the January 28,1993 AmerBank credit facility are secured by a guarantee of IFFC and bear interest at a monthly adjusted variable rate approximately equal to AmerBank's prime rate. Borrowings under the January 28, 1993 AmerBank credit facility were repayable as of January 28, 1996. However, on October 30, 1995 and April 12, 1996, the credit facility was amended as follows: (i) the immediately available credit available was decreased to 2,000,000,000 in zlotys (approximately $81,000 at year end exchange rates), and (ii) repayment of borrowings was deferred until October 30, 1996. On October 24, 1996, a formal request was made to AmerBank asking for an extension of the maturity date to April 30, 1997. As of November 7, 1996, AmerBank has not formally granted the requested extension. No assurance can be given that AmerBank will grant the requested extension or otherwise modify the terms of the credit facility in a manner that would be acceptable to IFFP. As of November 7, 1996, the outstanding balance on the credit facility was $27,070.

      As of February 23, 1994, IFFC terminated a credit facility created on February 12, 1993 and entered into a new $1,000,000 credit facility with AmerBank. The new credit facility was structured as a revolving credit facility through May 31, 1994. During this initial period, draws could be made in minimum increments of $40,000 to purchase, and are secured by, furniture, equipment and related items for restaurants. During the initial period, interest accrued on the outstanding balance at a rate of 12% per annum and was due and payable quarterly. As of July 31, 1994, the outstanding balance under the credit facility became due and payable at a rate of $90,000 plus interest every three months with any principal outstanding as of April 30, 1996 immediately due and payable. On November 7, 1996 AmerBank agreed to amend the credit facility so that the outstanding principal balance becomes due and payable at a rate of $100,000 on March 31, 1997, $100,000 on June 30, 1997 and $110,000 on September
30, 1997 plus interest every three months. As of September 30, 1996 and November 7, 1996 approximately $310,000 was outstanding under the AmerBank credit facility.

      On February 16, 1996, IFFP entered into a $300,000 line of credit with AmerBank, the proceeds of which may be used to finance IFFP's business operations. Pursuant to the line of credit, IFFC could make draws on the line of credit until June 30, 1996. IFFP is required to make interest payments on the outstanding principal amount of the credit facility at AmerBank's prime rate. IFFP is also obligated to pay AmerBank a 1% per annum commission on the daily average unutilized principal balance of the credit facility. Interest and commission expenses are payable monthly. The outstanding principal balance of the loan is payable on February 1, 1997. The credit facility is secured by: (i) a promissory note of IFFP and (ii) a guarantee of IFFC. As of September 30, 1996 and November 7, 1996, $300,000 of the credit facility was outstanding.

      On May 30, 1994, IFFC's subsidiary, IFFP, entered into a credit facility with Bank Handlowy Warszawie, S.A. ("Bank Handlowy") in the principal amount of $10,000,000. Borrowings under the Bank Handlowy credit facility could be made until May 31, 1997 and were secured by: (i) amounts on deposit with Bank Handlowy; (ii) an unconditional guarantee of IFFC; (iii) the fixed assets of IFFP; and (iv) a letter of credit (described below). Borrowings under the Bank Handlowy credit facility were required be repaid in fourteen equal semi-annual installments with the first installment due on November 30, 1997. Interest accrued on the amount outstanding under the credit facility at the London Interbank Offered Rate (LIBOR) for nine month deposits plus 3.875% per annum. The proceeds could be used to finance up to forty percent (40%) of the costs of furnishing and commencing operation of fast food restaurants operated by IFFP. On December 13, 1995, the credit facility with Bank Handlowy was amended. The principal amount of the credit facility was reduced to $1,000,000 and borrowings under the credit facility are required to be repaid on December 16, 1996. On October 29, 1996, IFFP formally requested an extension of the maturity date of the facility. No assurance can be given that Bank Handlowy will grant the requested extension or otherwise modify the terms of the credit facility in a manner that would be acceptable to IFFP. Borrowings under the amended credit facility are secured by: (i) amounts on deposit with Bank Handlowy; (ii) an unconditional guarantee of IFFC; (iii) fixed assets of IFFP having a value of $1,250,000; and (iv) a letter of credit. On July 15, 1994 Credit Suisse Miami Agency established an irrevocable standby letter of credit of $500,000 (the "Credit Suisse Letter of Credit") in Bank Handlowy's favor. The Letter of Credit supported borrowings of $1,000,000 under the Bank Handlowy's credit facility. The Letter of Credit is valid until December 30, 1996 and is secured by a letter of credit issued by AmerBank. As of September 30, 1996 and November 7, 1996, $1,000,000 was outstanding under the Bank Handlowy credit facility.

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

       On May 17, 1996, IFFC's Common Stock was deleted from the NASDAQ Stock Market and has traded on the over the counter market since that date and accordingly, IFFC believes that its ability to raise additional equity capital has been negatively impacted.
                                       25

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

      IFFC's restaurant operations are conducted in Poland. The Polish economy has historically been characterized by high rates of inflation and devaluation of the Polish zloty against the dollar and European currencies. However, in the year ended December 31, 1995, the rates of inflation and devaluation improved. For the years ended December 31, 1993, 1994 and 1995, the annual inflation rate in Poland was 35%, 32% and 21.6%, respectively, and as of December 31, 1993, 1994 and 1995 the exchange rate was 21,344, 24,372 and 24,680 zlotys per dollar, respectively. Payment of interest and principal on the Debentures and payment of franchise fees to BKC for each IFFC restaurant opened will be in United States currency. Additionally, IFFC is dependent on foreign sources of supply which require payment in European or United States currencies. Since IFFC's revenues from operations will be in zlotys, IFFC will be subject to the risk of currency fluctuations. In order to protect its funds against declines in the value of the Polish zloty and to acquire foreign goods imported into Poland, IFFC intends to invest its unutilized funds in United States or Western European currency denominated securities and/or European Currency Units. Thus far, IFFC's revenues have been used to fund restaurant operations and IFFC's expansion. As a result, such revenues have been relatively insulated from inflationary conditions in Poland.

      The accounts of International Fast Food Polska, IFF Polska-Kolmer, IFF-DX Management and IFF Polska i Spolka, subsidiaries of IFFC, are measured using the Polish zloty. Due to Poland's inflationary environment, generally accepted accounting principles require IFFC to calculate and recognize on its statement of operations its currency translation gains or losses associated with International Fast Food Polska. For the nine month periods ended September 30, 1996 and 1995, IFFC had a foreign currency translation gain (loss) of approximately ($105,716) and $47,266, respectively.

      The only currency that may be used in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. As of January 1, 1995, the National Bank of Poland introduced a new currency unit which is named a "zloty" (a "new zloty"). New zlotys are equivalent to 10,000 old zlotys ('old zlotys"). Old zlotys will remain legal tender until December 31, 1996, after which date they will only be exchangeable at certain banks. All references in this document to zlotys are to old zlotys. At September 30, 1996, the exchange rate was 28,010 zlotys per dollar.

                          PART II.  OTHER INFORMATION

ITEM 2.  LEGAL PROCEEDINGS
         -----------------

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

         On August 21, 1995, BKC filed an answer which asserts nineteen affirmative defenses and three counterclaims. Subsequently BKC voluntarily dismissed its counterclaims and the parties agreed that to the extent that IFFC may owe money to BKC for royalties, any such amount will be deducted from any judgment in favor of IFFC.

         The IFFC Affiliates' and BKC's efforts at court ordered mediation and voluntary settlement discussions have not been successful The IFFC Affiliates' five count suit has not survived all of BKC's motions to dismiss. On February 14, 1996, the Eleventh Judicial Circuit Court granted BKC's motion for summary judgement with respect to the FTC Count. The Eleventh Judicial Circuit Courts' decision was based upon its belief that, as a matter of law, such a count could not be maintained by "sophisticated business entities." The IFFC Affiliates believe the court's decision was made in error and, if their claims are not satisfactorily addressed, at the conclusion of the trial the IFFC Affiliates intend to appeal the court's decision. The trial with respect to the BKC Litigation is scheduled to commence on January 21, 1997.

         IFFC cannot reasonably estimate how long it will take or the amount of money it will need to expend in order to resolve the BKC Litigation. Even if IFFC knew BKC desired to settle the BKC Litigation, IFFC could not reasonably estimate the structure of a proposed settlement. In the event that IFFC prevails on certain of the issues disputed in the BKC Litigation, there can be no assurance as to the remedies granted by the courts. Termination of the BKC Development Agreement and/or Franchise Agreements for any reason could have a material adverse effect on the Company. See "Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

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

         Specifically, IFFC and IFFP each individually assigned, set over, transferred and conveyed to Funding all of its right, title and interest in and to the sum of the following (the "Assigned Proceeds"): (i) fifty percent (50%) of the Proceeds to the extent that such amount does not exceed Funding's Expenses ("Funding's Expenses"), which are defined as the sum of the aggregate amount of money paid by Funding as the Amount and the amount of money expended
                                       28
by Funding if it assumes the prosecution of the BKC Matter; (ii) fifty percent (50%) of any Proceeds, excluding any Sales Proceeds, in excess of the sum of Funding's Expenses and the IFFC Affiliates' Expenses (as such term is defined below, the "IFFC Affiliates' Expenses"); and (iii) fifty percent (50%) of any Sales Proceeds in excess of the sum of Funding's Expenses and the IFFC Affiliates' Expenses.

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

         In connection with the execution and delivery of the Funding Agreement, IFFC, IFFP, Funding and a law firm (the "Escrow Agent") entered into an Escrow Agreement. Pursuant to the Funding Agreement and the Escrow Agreement, except for Proceeds which the Escrow Agent cannot reduce to physical possession, all Proceeds, if any, resulting from the BKC Matter are to be delivered to the Escrow Agent before they are delivered to the IFFC Affiliates and/or Funding. The Escrow Agent is required to dispose of Proceeds only in accordance with (1) the joint written instructions of the Company, IFFP and Funding, or (2) the instructions of a court of competent jurisdiction. The Funding Agreement provides that the Escrow Agent shall first apply all Readily Available Cash Proceeds (as such term is defined below, the "Readily Available Cash Proceeds") to satisfy Funding's rights to Proceeds (assigned to Funding by IFFC or IFFP) before any non- Readily Available Cash Proceeds are delivered to Funding by the Escrow Agent on behalf of such company. Readily Available Cash Proceeds are defined to be all cash Proceeds payable to IFFC, IFFP or Funding within one (1) year of a Judgement or Settlement. In the event that the Readily Available Cash Proceeds are not sufficient to satisfy Funding's rights in Proceeds (assigned to Funding by such company), then IFFC and IFFP have each agreed to pay out of its individually available "cash and cash equivalents" (the "Cash Resources") an amount of Cash Resources to satisfy the deficiency. In the event that the
                                      29

Readily Available Cash Resources of a company are insufficient to cover the deficiency, such company, subject to Funding's agreement, will have the right to elect which assets it will deliver to Funding in satisfaction of Funding's rights to receive Proceeds. In the event that Funding is unable to agree with a company with respect to which assets such company will deliver to Funding, then the matter shall be submitted to a court of competent jurisdiction.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (b) No Reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTERNATIONAL FAST FOOD CORPORATION



DATE:  November 12, 1996            By: /s/ Mitchell Rubinson
                                       --------------------------------------

                                    Mitchell Rubinson, Chairman of the Board,
                                    Chief Executive Officer and President
                                    (Principal Executive Officer)



DATE:  November 12, 1996            By: /s/ Stephen R. Groth
                                       --------------------------------------

                                    Stephen R. Groth, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)