Form 10KSB
period 1996-12-31
INTERNATIONAL FAST FOOD CORP
filed 1997-04-15
CIK 885549

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB



            [X]    Annual Report Under Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996


            [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.


                   Commission file number 0-20203 and 1-11386


                       INTERNATIONAL FAST FOOD CORPORATION
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                Florida                                65-0302338
    -------------------------------                 ----------------
    (State or Other Jurisdiction of                 (I.R.S. Employer
    Incorporation or Organization)                 Identification No.)

     1000 Lincoln Road, Suite 200
         Miami Beach, Florida                             33139
 --------------------------------------                 ----------------
(Address of Principal Executive Offices)               (Zip Code)

                                 (305) 531-5800
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                    Securities registered under Section 12(b)
                     of the Securities Exchange Act of 1934:

                                                  Name of Each Exchange
          Title of Each Class                      on Which Registered
          -------------------                      -------------------
                                     None


                 Securities registered pursuant to Section 12(g)
                     of the Securities ExchangeAct of 1934:


                     Common Stock, par value $.01 per share
           ----------------------------------------------------------
                                (Title of Class)

          Units, each Unit consisting of 160 shares of Common Stock and
           Redeemable Common Stock Purchase Warrants (the "Warrants")
                     to purchase 100 shares of Common Stock
           ----------------------------------------------------------
                                (Title of Class)

                                    Warrants
           ----------------------------------------------------------
                                (Title of Class)

      Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes  [X]   No  [ ]

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State registrant's revenues for its most recent fiscal year:  $5,351,427.

      State  the   aggregate   market   value  of  the  voting   stock  held  by
non-affiliates of the registrant on March 31, 1997, computed by reference to the closing bid price ($ .32 ) on that date: $3,313,765.

                     APPLICABLE ONLY TO CORPORATE ISSUERS
                     ------------------------------------

      The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "IFFC Common Stock"), as of March 31, 1997, was 10,355,517.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No  [X]



                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

                                      NONE

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS.
        -----------------------

GENERAL

      International Fast Food Corporation, a Florida corporation ("IFFC"), was organized in December 1991 by Capital Brands, Inc., a Florida corporation ("Capital Brands"), to develop franchised Burger King restaurants in Poland pursuant to a development agreement (the "BKC Development Agreement") with Burger King Corporation, a Florida corporation ("BKC"), and commenced its planned principal operations as of January 1, 1993. The BKC Development Agreement, the initial term (the "Initial Term") which expired in September 1996, granted IFFC the exclusive right to develop such restaurants for the five year term of the agreement and a renewal term, subject to certain restrictions and site exceptions, and required IFFC to open and operate a minimum number of restaurants in accordance with a specified schedule during the Initial Term. IFFC is required to enter into a franchise agreement with BKC with respect to each restaurant.

      The BKC Development Agreement required IFFC to open at least 13 full-service traditional restaurants prior to September 1996, including seven traditional restaurants by September 24, 1994 and three additional traditional restaurants during each of the two following twelve-month periods. Through the period ended September 24, 1994 IFFC was ahead of the required development schedule.

      IFFC currently operates eight restaurants. However, during the term of this Development Agreement certain disputes arose between IFFC and BKC and, on March 17, 1995, IFFC and its majority owned (85%) subsidiary, International Fast Food Polska ("IFFP"), filed suit (the "BKC Litigation") against BKC in the Eleventh Circuit Court of the State of Florida. IFFC alleged that BKC did not provide all of the support, supervision and assistance required of it under the BKC Development Agreement and the eight Franchise Agreements (the "Franchise Agreements") between BKC and IFFC. By letter dated June 30, 1995, BKC notified IFFC that, at that time, BKC would not elect to declare IFFC to be in default under the BKC Development Agreement to, in the future, declare IFFC's failure to develop the requisite number of BKC restaurants an act of default. By letter dated May 2, 1996, BKC notified IFFC that BKC believed that the Development Agreement had terminated pursuant to its terms.

      On March 11, 1997, IFFC, BKC, IFFP, Mitchell Rubinson, IFFC's chairman and Litigation Funding, Inc. entered into a settlement agreement regarding the BKC litigation. The settlement agreement provided for IFFC and BKC to enter into an agreement to cancel the existing Development Agreement between BKC and IFFC and enter a new ten year Development Agreement (the "New Development Agreement") which provides that IFFC shall be granted the exclusive right, with certain exceptions, to develop Burger King restaurants in Poland. In addition, the settlement agreement provided that IFFC and BKC terminate their eight (8) existing Franchise Agreements between the parties and enter into new Franchise Agreements. See Item 3. Legal Proceedings - BKC Litigation.

      IFFC currently operates its business in Poland primarily through its majority owned (85%) subsidiary, International Fast Food Polska, and three wholly-owned Polish limited liability corporations, IFF Polska-Kolmer, IFF-DX Management and IFF Polska i Spolka. Unless the context indicates otherwise, references herein to IFFC include all of its operating subsidiaries.


CUSTOMERS

      Although IFFC believes that there is growing demand for Western products and services in Poland, Polish consumers have had limited, but increasing, exposure to American-style fast food. As a result, achieving consumer awareness of, and generating demand for, such products has required substantial efforts and expenditures by IFFC. In general, market reception has been positive. IFFC believes, based upon its experience, over the last five years, the discretionary disposable income of Polish consumers is relatively limited and that Polish consumers are somewhat sensitive to price changes in its products. IFFC believes that the prices of its products are comparable to the products of its American-style fast food competitors. See "-- Competition."

RELATIONSHIP WITH BURGER KING CORPORATION

      THE BURGER KING RESTAURANT SYSTEM. IFFC believes that its prospects should be enhanced by its affiliation with the Burger King restaurant system. The Burger King restaurant system is one of the world's largest restaurant systems, with approximately 8,500 restaurants currently located in the United States and 55 foreign countries, including extensive company-owned and franchised operations in Europe. IFFC has no other affiliation or relationship with BKC than as provided for in the BKC Development Agreement.

      BKC has developed a restaurant format and operating system, which includes a recognized design, decor and color scheme for restaurant buildings; kitchen and dining room equipment and layout; service format; quality and uniformity of products and services offered; procedures for inventory and management control; and the Burger King marks, which include such trade marks, services marks and other marks as BKC may authorize from time to time for use in connection with Burger King restaurants (the "Burger King System"). All Burger King restaurants are required to be operated in accordance with BKC standards. Most Burger King restaurants offer a substantially similar core menu, featuring flame-broiled hamburgers, cheeseburgers, french fries, and soft drinks. Other menu items may include salads, pastries, chicken sandwiches, fish sandwiches, ice cream sundaes, milkshakes and breakfast menu items. IFFC's menu has historically been more limited than the menus of the United States and many European Burger King franchises. Sandwich menu items account for the most significant amount of system-wide sales. Prices for the menu items are determined by IFFC and, accordingly, may vary from other Burger King restaurants in other countries.

      DEVELOPMENT AGREEMENTS. The relationship between IFFC and BKC is governed principally by the BKC Development Agreement and by a franchise agreement relating to each restaurant, as described below. Capital Brands entered into the BKC Development Agreement in September 1991 and, in December 1991, assigned its rights and obligations under the BKC Development Agreement to IFFC. Pursuant to the BKC Development Agreement, IFFC was granted the exclusive right until September 24, 1996 to develop and to be franchised to operate Burger King restaurants in Poland, with certain exceptions. IFFC was obligated to open and did open one traditional restaurant by December 24, 1992, three additional traditional restaurants by September 24, 1993 and three additional traditional restaurants by September 24, 1994, which IFFC did in a timely manner. Pursuant to the BKC Development Agreement, IFFC was required to open three additional traditional restaurants during each of the two following twelve-month periods, for a total of 13 traditional restaurants open and operating by the end of the Initial Term. Through the period ended September 24, 1994, IFFC was ahead of the required development schedule. However, during the term of this Development Agreement certain disputes arose between IFFC and BKC and, on March 17, 1995, IFFC and IFFP filed suit against BKC in the Eleventh Circuit Court of the State of Florida. IFFC alleged that BKC did not provide all of the support, supervision and assistance required of it under the BKC Development Agreement and the eight Franchise Agreements (the "Franchise Agreements") between BKC and IFFC. By letter dated June 30, 1995, BKC notified IFFC that, at that time, BKC would not elect to declare IFFC to be in default under the BKC Development Agreement. BKC further stated that such notice was not a waiver of its legal rights under the BKC Development Agreement to, in the future, declare IFFC's failure to develop the requisite number of BKC restaurants an act of default. By letter dated May 2, 1996, BKC notified IFFC that BKC believed that the BKC Development Agreement had terminated pursuant to its terms.

      In connection with the settlement of the BKC Litigation, the New Development Agreement was entered into between BKC and IFFC, which was then assigned by IFFC to IFFP on March 14, 1997; however, IFFC remains liable for the obligations contained in the New BKC Development Agreement. Pursuant to the New BKC Development Agreement, IFFC has been granted the exclusive right until September 30, 2007 to develop and be franchised to operate Burger King restaurants in Poland with certain exceptions discussed below. Pursuant to the New BKC Development Agreement, IFFC is required to open 45 Development Units during the term of the Agreement. Each traditional Burger King restaurant, in-line Burger King restaurant, or drive-thru Burger King restaurant shall constitute one unit. A Burger King kiosk restaurant shall, for purposes of the New BKC Development Agreement, be considered one quarter unit. Pursuant to the New BKC Development Agreement, IFFC is to open three Development Units through September 30, 1998, four units in each year beginning October 1, 1998 and ending September 30, 2001, and five units in each year beginning October 1, 2001 and ending September 30, 2007.

      Pursuant to the New BKC Development Agreement, IFFC shall pay BKC $1,000,000 as a development fee. IFFC shall not be obligated to pay the development fee if IFFC is in compliance with the development schedule by September 30, 1999, and have achieved gross sales of $11,000,000 for 12 months preceding the September 30, 1999 target date. If the development schedule has been achieved but gross sales were less than $11,000,000, but greater than $9,000,000, the development fee shall be reduced to $250,000. If the development fee is payable due to failure to achieve the performance targets set forth above, IFFC, at its option, may either pay the development fee or provide BKC with the written and binding undertaking of Mr. Mitchell Rubinson, IFFC's Chairman, that the Rubinson Group will completely divest themselves of any interest in IFFC and the Burger King restaurants opened or operated by IFFC in Poland within six (6) months of the date the development fee payment is due. The Rubinson Group shall include any entity that Mr. Rubinson or they directly or indirectly own an aggregate interest of ten percent (10%) or more of the legal or beneficial equity interest and any parent, subsidiary or affiliate of a
Rubinson entity. Mr. Rubinson has personally guaranteed payment of the development fee.

      BKC may terminate rights granted to IFFC under the BKC Development Agreement, including franchise approvals for restaurants not yet opened, for a variety of possible defaults by IFFC, including, among others, failure to open restaurants in accordance with the schedule set forth in the BKC Development Agreement; failure to obtain BKC site approval prior to the commencement of each restaurant's construction; failure to meet various operational, financial, and legal requirements set forth in the BKC Development Agreement, including maintaining IFFP's net worth of $7,500,000 beginning on June 1, 1999. Upon termination of the BKC Development Agreement, whether resulting from default or expiration of its terms, BKC has the right to license others to develop and operate Burger King restaurants in Poland, or to do so itself.

      The BKC Development Agreement requires IFFC to designate a full-time Managing Director to be responsible for the restaurants to be developed pursuant to the New BKC Development Agreement. Such General Manager must be acceptable to BKC. Leon Blumenthal, who has served as IFFC's Senior Vice President, Chief Operating Officer will serve as Managing Director, and has been approved by BKC.

      Specifically excluded from the scope of the BKC Development Agreement are restaurants on United States military establishments. BKC has also reserved the right to open restaurants in hotel chains with which BKC has, or may in the future have, a multi-territory agreement encompassing Poland. With respect to restaurants in airports, train stations, hospitals and other hotels, IFFC has the right of first refusal. If IFFC waives such right, BKC or its affiliates or designated third parties may do so. Generally, IFFC is restricted from engaging in the fast food hamburger restaurant business when such business would compete with a restaurant operating under the BKC System.

FRANCHISE AGREEMENTS

      In connection with the Settlement Agreement, IFFC and BKC terminated the existing Franchise Agreements for eight (8) stores and entered into a new Franchise Agreement for each existing franchise. The franchise agreements shall supersede the existing Franchise Agreement and each new Franchise Agreement shall be effective for the remainder of the existing term of the corresponding Franchise Agreement and shall not require the payment of an additional franchise fee for such franchises.

      The New BKC Development Agreement entitles IFFC to obtain franchises for individual Burger King restaurants, each of which must be approved by BKC to
                                      5
assure compliance with its operational, financial and legal standards. The typical franchise agreement for a traditional restaurant has a twenty-year term and permits the franchisee to use the Burger King System. After obtaining franchise approval for a restaurant, IFFC must apply for and obtain site approval for each restaurant. Each restaurant must be constructed, equipped, furnished and operated at the cost and expense of IFFC in accordance with specifications approved from time to time by BKC.

      For each restaurant opened, IFFC is obligated to pay BKC an initial fee of up to $40,000 for franchise agreements with a term of 20 years and $25,000 for franchise agreements with a term of ten years payable not later than twenty days prior to the restaurant's opening. Each franchised restaurant must also pay a percentage of the restaurant's gross sales, irrespective of profitability, as a royalty for the use of the Burger King System and the Burger King Marks. The annual royalty fee is five percent (5%) of gross sales, various taxes, including VAT and sales taxes, are excluded from gross sales . Payment of all amounts due to BKC is guaranteed by IFFC. The New BKC Development Agreement calls for certain cash contributions from BKC to IFFC over the term of the Development Agreement and additional sums based on an incentive arrangement when earned to be retained by IFFC out of BKC's future royalties. IFFC must also spend 6% of the restaurant's gross sales, on advertising, sales promotion, and public relations.

      BKC may terminate the franchise agreement for any restaurant for, among other things, failure to pay amounts due with respect to that restaurant, failure to operate the restaurant in accordance with prescribed operating standards, and persistent breaches of the franchise agreement. Upon termination or expiration, the franchisee's rights to use the Burger King Marks and Burger King System terminates, and BKC becomes entitled to purchase the restaurant or the leasehold interest at the fair market value thereof.

      Each franchise agreement provides that the franchisee nor IFFC may not directly or indirectly have any interest in a fast food hamburger restaurant during the term of the agreement. For a period of one year after termination or expiration of the franchise agreement franchisee nor IFFC may not have any interest in a fast food hamburger restaurant within two kilometers of the Burger King restaurant it had operated.

      Each franchisee must comply strictly with the Burger King System, as the standards, specifications and procedures comprising such System may be changed from time to time. Each restaurant must be decorated, furnished and equipped with equipment, furnishings, and fixtures that meet BKC's specifications. Compliance with requirements as to signage, equipment, service, hygiene, hours of operation, and the like are similarly prescribed. BKC reserves the right to enter each restaurant, conduct inspection activities, and require prompt correction of any features that deviate from the requirements of the relevant franchise agreement.

      Under the terms of the standard franchise agreement, all menu items and brands which BKC may deem appropriate are required to be served at a BKC restaurant, and items excluded from the BKC manual of operations or other forms of authorization may not be served. Under the terms of the standard franchise agreement, all food, drinks and other items are required to be served and sold in packaging that conforms to BKC's specifications. The standard franchise agreement also provides that only food and supplies from approved sources (which expression includes source of both product and distribution) may be used in a BKC restaurant.

      BKC requires extensive training of restaurant personnel at IFFC's expense. All general managers and senior restaurant managers must successfully complete BKC's training program. In addition, each Burger King restaurant must and does utilize the services of at least one full-time restaurant manager who has completed BKC's then current basic operations training course. There are continuing training programs to implement current operational standards. Each franchisee must implement a training program for restaurant employees in accordance with training, standards and procedures prescribed by BKC and must staff the restaurant at all times with a sufficient number of trained employees.

      Subject to certain exceptions, as long as IFFC is a principal of IFFP, BKC has the right to review and consent to certain types of new stock issuances of IFFC for which the consent will not be unreasonably withheld, provided that IFFC has complied with all reasonable conditions then established by BKC in connection with the proposed sale or issuance of applicable equity securities.


RESTAURANT DEVELOPMENT

      IFFC's restaurant development strategy is to lease prominent traditional restaurant sites in major Polish metropolitan areas. Such locations are expected to yield a high volume of traffic and generate significant market exposure.

      IFFC considers restaurant location to be critical to its success and has devoted and intends to continue to devote significant efforts to locating and evaluating potential sites. The site selection process involves an evaluation of a variety of factors, including demographics (such as population density); specific site characteristics (such as visibility, accessibility and traffic volume); proximity to activity centers (such as office or retail shopping districts and hotel and office complexes); and potential competition in the area. IFFC's personnel inspect and approve a proposed site for each restaurant prior to the execution of a lease. All sites are subject to the approval of BKC. The opening of restaurants is contingent upon, among other things, locating satisfactory sites, negotiating acceptable leases or similar rights to a site, completing any necessary construction, and securing required government permits and approvals.

      The standard restaurant is a full-service restaurant consisting of a kitchen/preparation area and ordering counter and customer seating area. The design for a restaurant, which must comply with specified BKC standards, is relatively flexible and may be located in an existing building or a specially constructed free-standing building with varying floor plans and configurations. IFFC has initially sought to locate restaurant sites in existing buildings. IFFC currently estimates that once space has been leased and made available to IFFC, approximately 120 days are required to complete construction, obtain necessary licenses and approvals and open a restaurant. IFFC currently estimates the cost of opening a restaurant to be approximately $450,000 to $1,000,000, including leasehold improvements, the initial franchise fee, furniture, fixtures, and equipment, opening inventories and staff training. Such estimates, however, vary depending on the size and condition of a proposed restaurant and the extent of leasehold improvements required.

      IFFC has obtained all required BKC, government and regulatory approvals and permits for its first eight traditional restaurants.

SOURCES OF SUPPLY

      IFFC is substantially dependent upon BKC approved vendors for all of its capital equipment, food products and other supplies. IFFC currently obtains a majority of its food products from Polish sources, some of which, including Coca-Cola syrup and french fries, are imported into Poland. The remainder of IFFC's food products, come from Western Europe. IFFC currently obtains its
restaurant   furniture  and  fixtures  in  Poland  and  obtains  its  restaurant equipment, point of sale equipment and paper products primarily from BKC approved sources in the United States and Western Europe. All remaining supplies are from Polish sources.

      IFFC has entered into purchase agreements with its suppliers of hamburger buns, meat, soft drinks and for its distribution.

RESTAURANT OPERATIONS AND PERSONNEL

      IFFC operates its restaurants under uniform standards set forth in BKC's confidential operating manual, including specifications relating to food quality and preparation, design and decor and day-to-day operations. IFFC believes that its operations are similar to those of other European Burger King restaurants. However, IFFC believes its menu is more limited than those of other European or United States Burger King restaurants. For instance, IFFC does not currently sell salads, pastries or breakfast menu items.

      IFFC's General Manager and Operations Manager, are residents of Poland. They have significant involvement in managing the operations of IFFC's restaurants. As of March 21, 1997, IFFC employed 16 general and clerical personnel, 37 restaurant managers and assistant managers and 260 crew employees. IFFC's restaurant managers are responsible for supervising the day-to-day operations of the restaurants, including food preparation, customer relations, restaurant maintenance, inventory and cost control and personnel relations. In addition, restaurant managers are responsible for selecting and training new crew personnel, who undergo on-the-job training.

      IFFC utilizes BKC training techniques and manuals and solicits the assistance and counsel of BKC personnel. IFFC is responsible, at its expense, for the translation of BKC manuals into Polish and pays BKC for certain support services relating to employee training. IFFC maintains financial, accounting and management controls for its restaurants through the use of centralized accounting systems, detailed budgets and computerized management information systems.

ADVERTISING AND PROMOTION

      IFFC's franchise agreements with BKC provide that each franchised restaurant will spend 6% of its gross sales on advertising, sales promotion, and public relations. The New BKC Development Agreement calls for certain cash contributions from BKC to IFFC over the term of such Agreement and additional sums based upon an incentive arrangement when earned to be retained by IFFC out of BKC's future royalties. IFFC contributes these funds into a marketing fund administered by IFFC. All expenditures are based on a marketing plan created by IFFC and BKC, except for local store marketing programs. In addition, the fund reimburses IFFC up to a certain amount for its marketing manager.

COMPETITION

      IFFC faces competition from a number of American-style fast-food franchisors and/or their licensees, including McDonald's, Pizza Hut, Kentucky Fried Chicken, Taco Bell and Domino's. IFFC also encounters competition from a broad range of existing Polish restaurants and food service establishments, including local quick-service restaurants offering products that are familiar to Polish consumers and have achieved broad market acceptance, as well as existing restaurants offering American-style fast food, including hamburgers. Additionally, it can be expected that, in the event of perceived initial market acceptance of American-style fast food concepts, there will be a rapidly increasing number of market entrants offering such products, including additional American franchisors and Polish or other companies seeking to imitate the American-style fast-food concepts. IFFC believes that it competes on the basis of price, service and food quality. See "--Customers."

TRADEMARKS

      IFFC is authorized to use such trademarks, service marks and such other marks as BKC may authorize from time to time for use in connection with Burger King restaurants (collectively, the "Burger King Marks"). BKC has applied for and received trademark registrations in Poland for certain Burger King Marks (the "Burger King" logo, the words "Burger King" and the word "Whopper"). Under the terms of the New BKC Development Agreement and the individual franchise agreements, IFFC is required to assist in the defense of any action relating to the right to use or the validity of the Burger King Marks and to cooperate in the prosecution of any action to prevent the infringement, imitation, illegal use or misuse of the Burger King Marks or the Burger King System. BKC is
obligated to bear the legal expenses and costs incidental to IFFC's participation in any such action. However, BKC has made no warranty or representation that the Burger King Marks will be available to IFFC on an exclusive basis or at all.

FOREIGN CURRENCY AND EXCHANGE

      Revenues from operations in Poland, if any, must be maintained in zloty-denominated accounts, although they may be freely converted into foreign currencies, at then current official exchange rates, for purposes of paying for foreign goods and for repatriation of profits. There are presently no limitations on IFFC's ability to repatriate profits. The exact amount of profits, if any, that IFFC repatriates at a given time will depend on, among other factors, IFFC's financial condition, results of operations and capital requirements. Unless and until IFFC is able to obtain all its supplies of local Polish origin and priced in Polish currency, it will be subject to risks from exchange rate fluctuations. IFFC has not but, may seek to limit its exposure to the risk of currency fluctuations by engaging in hedging or other transactions, which transactions could expose IFFC to substantial risk of loss. IFFC has no experience in hedging or in managing international transactions and has not yet formulated a strategy to protect IFFC against currency fluctuations. See "Item
6. "Management's Discussion and Analysis or Plan of Operation."

UNITED STATES INCOME TAXES

      In general, income of IFFC's Polish subsidiaries will not be subject to U.S. Federal income tax until it is distributed to IFFC. When distributed, it will be includable in IFFC's gross income to the extent it is paid out of a subsidiary's earnings and profits. IFFC, however, may claim a foreign tax credit against its U.S. tax liability for Polish corporate income tax paid by the subsidiary and for Polish tax withheld from the dividend, subject to limitations. Because the 40% Polish corporate income tax rate exceeds the current maximum U.S. corporate income tax rate, IFFC does not anticipate that significant U.S. Federal income tax will be payable on the income of its Polish subsidiaries. In certain circumstances, a portion of a Polish subsidiary's income may be includable in IFFC's gross income before it is distributed, although a foreign tax credit for Polish corporate income tax paid by the subsidiary would be available to IFFC as if the income actually had been distributed.

CONSULTING AGREEMENT WITH QPQ CORPORATION/PIZZA KING POLSKA

      On July 25, 1993, IFFC entered into a three year consulting agreement (the "Consulting Agreement") with QPQ Corporation ("QPQ"). Under the terms of such agreement, IFFC is to assist QPQ generally with operational and administrative matters. Pursuant to the Consulting Agreement, as amended on July 27, 1994 and January 1, 1995, IFFC provided to QPQ: (1) the services of IFFC's Chief Financial Officer for not more than 30% of his business time; (2) the services of IFFC's Controller for not more than 30% of her business time; and (3) the services of managerial, general office and staff personnel of IFFC. In exchange for such services, QPQ is required to pay IFFC: (1) 30% of the cost of all compensation and benefits provided by IFFC to its Chief Financial Officer; (2) 27.5% of all compensation and benefits provided by IFFC to its Controller; and
(3) all costs and expenses incurred by IFFC in connection with the services rendered pursuant to the Consulting Agreement. In the year ended December 31, 1996 and the year ended December 31, 1995, QPQ's obligations to IFFC pursuant to the terms of the Consulting Agreement aggregated $4,225 and $218,742, respectively. QPQ terminated the agreement with IFFC in July 1996. In addition to the reimbursable costs paid by QPQ, QPQ had granted IFFC an option to purchase up to 250,000 shares of QPQ's Common Stock at an exercise price of $6.00 per share. This option was terminated in June 1996 for $10,000 paid by QPQ to IFFC.

      As of April, 1995, IFFC's majority-owned subsidiary, IFFP, entered into a consulting agreement (the "Subsidiary Consulting Agreement") with QPQ's wholly-owned subsidiary, Pizza King Polska ("PKP"), pursuant to which IFFP has agreed to provide PKP with all general staff and administrative support required by PKP to operate its Domino's Store business. The services of Leon Blumenthal were made available to PKP and QPQ pursuant to the Subsidiary Consulting
Agreement. In exchange for such services, IFFP received from PKP a sum equivalent to 10% of PKP's sales and a reimbursement of expenses. In the years ended December 31, 1996 and December 31, 1995, PKP's obligations to IFFP pursuant to the terms of the Subsidiary Consulting Agreement aggregated to $64,999 and $116,723. In June 1996 this agreement was terminated.

EMPLOYEES

      As of March 21, 1997, IFFC had 56 full-time employees and 260 part-time employees. Mitchell Rubinson, IFFC's Chairman of the Board, President and Chief Executive Officer, has entered into an employment agreement with IFFC pursuant to which he is required to devote a substantial portion of his business time to IFFC. IFFC has also entered into an employment agreement with Leon Blumenthal, IFFC's Senior Vice President, Chief Operating Officer and General Manager. Jim Martin serves as IFFC's Chief Financial Officer, Treasurer and a Director. The success of IFFC is dependent, in part, upon its ability to hire and retain additional qualified personnel. IFFC continues to recruit personnel for its operations in Poland. IFFC utilizes local employees to staff its restaurants. Such employees are not represented by labor unions. Substantially all of IFFC's management and employees resident in Poland speak Polish and substantially all of IFFC's senior management team in Poland is also able to communicate in English. Messrs. Rubinson, Martin and Blumenthal do not speak Polish. All members of IFFC's senior management team have obtained the requisite Polish work permits, when necessary. See "Foreign Investment Law and Government Regulation--Employees and Wages."

INTERNATIONAL FAST FOOD POLSKA

      All of IFFC's operations in Poland are conducted through International Fast Food Polska ("IFFP"). As of December 14, 1994, Agros Holding S.A., a Polish joint stock corporation which produces agricultural products ("Agros"), acquired a 20% interest in IFFP pursuant to a subscription agreement (the "Subscription Agreement"), dated November 30, 1994, between IFFC and Agros. Agros purchased the 20% interest from IFFP for the zloty equivalent of $2,000,000. The difference between the $2,000,000 purchase price and the sum of the transaction expenses and the book value of IFFP was recognized by IFFC as $516,708 increase to shareholder's equity in IFFC.

      On December 28, 1995, IFFC and Agros entered into an agreement evidencing the IFFP Share Sale. Pursuant to the agreement, IFFC purchased 5% of IFFP, or 25% or Agro's holding, for $500,000 payable to Agros by December 29 1996. Such transaction was evidenced by a non-interest bearing note. The amount remains unpaid. In December 1996, Agros sold the balance of its interest in IFFP to its Polish parent corporation.

      As of January 1, 1995, IFFC and IFFP entered into a five year consulting agreement (the "IFFP Consulting Agreement") pursuant to which IFFC is to provide IFFP consultation and advice with respect to the selection, design and equipping of IFFP's offices and facilities, the maintenance of IFFP's financial records, reporting to IFFP's Board of Directors, the procurement of financing, the performance of cash management functions, the hiring of employees and officers, the strategic planning of the business and the management of IFFP's business. The IFFC Consulting Agreement automatically renews each additional year unless terminated by either party. In exchange for its services, IFFC receives from IFFP, on a monthly basis, the greater of (a) 5% of IFFP's sales for the month, or (b) $50,000 (the "Management Fee"). IFFC receives reimbursement for all out-of-pocket expenses it incurs in connection with the fulfillment of its obligations under the IFFP Consulting Agreement and any tax, duty or fee imposed on the Management Fee.

INSURANCE

      IFFC maintains liability, casualty and business interruption insurance in amounts which it believes to be adequate.

                   ECONOMIC AND BUSINESS CONDITIONS IN POLAND

      The Republic of Poland is situated between the southern coast of the Baltic Sea and the Carpathian Mountains. Its geographic neighbors are the Republic of Belarus, the Czech Republic, the Federal Republic of Germany, the Republic of Lithuania and the Ukraine. It has a total area of approximately 120,700 square miles and a population of approximately 38.6 million. Poland has an extensive network of roads, railways and canals, and has four major ports on the Baltic sea. Poland's major cities and their approximate populations are:
Warsaw  (1,900,000);  Lodz  (950,000);  Katowice  (950,000);  Krakow  (750,000);
Wroclaw (650,000); Poznan (600,000); and Gdansk (500,000). Poland today is ethnically almost homogeneous.

      Since the fall of the Communist government in 1989, Poland has embarked on a program of economic reforms, based on a transition to a market economy and private ownership. Seven (7) years into its transition to a market economy, Poland has become the first former centrally planned economy in Central and Eastern Europe to end its recession and return to growth. Poland's transition-induced recession bottomed out in the second quarter of 1991, and for the last seven (7) years the Polish economy has enjoyed an accelerated growth.

      Since 1989, the Polish government has sought to attract foreign capital by, among other actions, executing investment protection agreements with major industrialized countries, and adopting a law the express intent of which is to encourage foreign investment in Poland. Poland has further evidenced its commitment to a market system by opening a stock exchange in Warsaw and introducing a system designed to result in the development of a Western system of banking. The tax system was reformed to provide equal tax treatment of all economic entities.

      The sweeping economic reforms introduced in 1989 removed price control, eliminated subsidies to industry, opened Poland's markets to international competition, and imposed strict budgetary and monetary discipline. These reforms have achieved impressive results in reducing inflation--from almost 600% in 1990 to 32%, 21.6% and 19.5% in 1994, 1995 and 1996.

               FOREIGN INVESTMENT LAW AND GOVERNMENT REGULATION

GENERAL

      The Polish Law of June 14, 1991 on companies with foreign participation (the "Foreign Investment Law") sets forth the legal requirements governing foreign investment in Poland. The Foreign Investment Law states that, unless provided otherwise, the Polish Commercial Code of 1934 (the "Commercial Code") is the commercial law generally applicable to domestic business. The Commercial Code governs corporate and partnership formation, governance and activity, and is generally similar to corresponding regulations of countries in the EEC.

      Under the relevant portions of the Foreign Investment Law, a foreign investor may establish a limited liability company (roughly analogous to a closely held corporation in the United States), in which it will hold 100% of the shares; establish a limited liability company, with the equity jointly contributed by it and other foreign and/or Polish parties; or enter business in Poland through acquisition of stock of an existing Polish limited liability company. The Foreign Investment Law also governs foreign investment in "joint stock companies," which are roughly analogous to publicly held corporations in the United States. Since IFFC anticipates that its business in Poland will be conducted solely through one or more of its wholly owned limited liability companies for the foreseeable future, the following discussion addresses only limited liability companies.

      The Foreign Investment Law defines the range of economic activities in which a limited liability company with foreign participation (a "CFP") may engage to include "participation in revenues from the operation of enterprises in the territory of the Republic of Poland." The Foreign Investment Law does not restrict the scope of economic activities of a CFP, which is thus permitted to engage in any business in which a domestic Polish limited liability company without foreign participation may engage. IFFC's development and operation of restaurants is not included in one of those enumerated sectors, and do not require special licensing. Moreover, access to raw materials and supplies in the domestic market is afforded without distinction as to cooperatives and state enterprises on the one hand, and private business entities, including a CFP, on the other. All private business entities have equal access to raw materials and labor and are treated equally for tax purposes. A CFP is free to set prices for its products and services.

      A CFP must comply with certain formal requirements preceding the commencement of revenue producing activities, which formal requirements have been complied with by IFFC's subsidiaries. The Founding Act of a CFP (essentially equivalent to articles of incorporation and bylaws in the case of a CFP that is a 100% owned subsidiary) must be prepared and executed before a notary public (who is a lawyer and who reviews the Founding Act as to its compliance with applicable law) in the form of a Notarial Deed. The CFP must then be registered by the District Court responsible for the conduct of the Commercial Register. The registration process for a newly formed CFP generally takes from one to three months. The CFP commences its legal existence upon registration. The CFP must then register with the Local Statistical Office to obtain a National Economy Code Number ("REGON") and register with the Treasury Office to obtain a Tax Indemnification Number ("NIP"). Without a REGON and a NIP, a CFP may not complete mandatory registration with the local Fiscal Office and Social Security Office, and may not open bank accounts or proceed with customs clearance. These formal requirements are identical to those required for a domestic Polish limited liability company without foreign participation.

CONTRIBUTION TO CAPITAL

      Other than pursuant to provisions of the Commercial Code generally applicable to all limited liability companies, there is no minimum level of investment required of a CFP. The minimum capital required for establishment of any limited liability company is 40,000,000 zlotys (about $1,301 as published by the National Bank of Poland on March 21, 1997), which must be made in Polish currency obtained from the sale of convertible currency (including United States or West European funds) to a foreign exchange bank, or, to the extent designated in the CFP's Founding Act, through in-kind, nonmonetary contributions that are transferred from abroad or purchased with Polish currency obtained from the sale of convertible currency to a foreign exchange bank. To the extent designated in the CFP's Founding Act, fixed assets may constitute in-kind, non-monetary contributions to equity.

TAXATION

      A CFP is  subject  to the same  taxes,  and  general  tax  reductions,  as domestic Polish companies without foreign participation. Tax exemptions specifically reserved for foreign investors or companies with foreign participation are no longer available after January 1, 1994 and such tax exemptions can only be utilized if the right to such exemptions was acquired prior to January 1, 1994. A CFP is subject to corporate income tax, VAT, which is known in Poland as the "Tax on Goods and Services," and excise tax and, depending on the nature of its business activities, may also be subject to real estate tax, local tax, and stamp duty. The corporate income tax rate was 40 percent of taxable income until December 31, 1996 and is currently 38 percent. The rate is generally calculated by the extent to which revenues exceed expenses, including operating losses, which may be carried forward for three years. The shareholder of a limited liability company is liable for any income taxes not paid by the company.

      All goods and services, including imported goods and services, are subject to a VAT and excise tax, based on the value of such items. With respect to imports, the value of such items is equal to the customs' value plus any customs' duties. The VAT basic rate is 22%, but in the case of certain products, it is reduced to 7% or entirely. Under the VAT system, credit is given for VAT paid against VAT collected.

      A CFP's employees are subject to a personal income tax, and a CFP is required to make contributions for employees' health and pension insurance, commonly referred to as the social security fund. Currently, an employer must remit to the social security fund, the unemployment fund and the Fund of Guaranteed Employees' Payments 45%, 3% and .2%, respectively, of the amount of wages paid to an employee before withholding for personal income tax. Both Polish and foreign employees are governed by the same social security, health, pension, and unemployment insurance provisions.

      Currently, dividends are taxed at the rate of 20%. However, Poland has executed a bilateral tax agreement with the United States, pursuant to which the tax on dividends of corporations in which at least 10% of the voting stock is held by a United States corporation may not exceed 5%. Thus, though current regulations would otherwise provide for a 20% tax on dividends, taxes on dividends paid by a CFP which is a subsidiary of IFFC will be at the rate of 5%.

CUSTOMS DUTIES AND IMPORT RESTRICTIONS

      Customs duties on imported goods are regulated by the Customs Law of 1989 (as amended). The tariff is coordinated and integrated with international regulations and the provisions of the General Agreement on Tariffs and Trade. IFFC's operations may be subject to various levels of customs duties on certain types of items imported into Poland. Customs duties and other similar fees, however, are not levied on non-monetary, in-kind contributions to capital, provided that such contributions constitute "fixed assets" and are not disposed of during the three-year period following customs clearance. Although IFFC has contributed as capital substantially all of its subsidiaries' furniture, fixtures and equipment, there can be no assurance that such equipment will ultimately qualify as "fixed assets" for purposes of this exclusion.

      On February 4, 1994 the Parliament passed a law imposing countervailing duties on certain agricultural and food products imported from abroad, which law became effective as of April 14, 1994. The law is intended to protect local producers by increasing the cost of importation of certain agricultural and food products, such as meat, milk, wheat flour, processed tomatoes, vegetable oil, pork, poultry and dairy products, through the imposition of countervailing duties up to a level comparable to the local prices of such products as determined by the Minister of Agriculture. Recently, a new customs law was enacted to be effective July 1, 1997, which is consistent with the European Economic Union's customs regulations. IFFC currently purchases most of its products in Poland and accordingly these duties presently have minimal impact on IFFC's costs.

CENTRAL EUROPEAN FREE TRADE ASSOCIATION

The Central European Free Trade Association (CEFTA) was established on December 21, 1992, effective on March 1, 1993. The purpose of the Association was to increase trade between Eastern and Central European countries including Poland Czech Republic, Slovakia, and Hungary.

Originally the CEFTA agreement called for a free-trade zone by the year 2001. However, in August of 1995, the foreign ministers met and agreed to amend the original agreement. The amendment shortened the time period for reducing customs duties and taxes on certain categories. As of January 1996, customs duties on approximately one third of all agricultural products traded between the Association have been eliminated. Included in this category for 1996 were citrus fruits, coffee, tea, rice, bread, flour, fish and corn. By January 1st, 1998, customs duties and taxes on all agricultural products traded between the Association will be eliminated.

POLISH CURRENCY AND FOREIGN EXCHANGE

      The only currency that may be used in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. As of January 1, 1995, the National Bank of Poland introduced a new currency unit which is named a "zloty" (a "new zloty"). New zlotys are equivalent to 10,000 old zlotys ("old zlotys"). Old zlotys will remain legal tender until December 31, 1996, after which date they will only be exchangeable at certain banks. All references in this document to zlotys are to old zlotys. Domestic persons and CFPs are entitled to hold foreign currency acquired through the conduct of an economic activity in their own accounts. Foreign currency may only be converted into zlotys, by selling the foreign currency to a foreign exchange bank. Proceeds from economic activities in Poland must be maintained in zloty denominated accounts, but may be converted into hard currencies for certain purposes as discussed below. Typically, the transfer of foreign currency abroad requires a foreign exchange permit, but no permit is required for the repatriation to foreign investors in hard currency of up to 100% of the profits of a CFP. Similarly, foreign investors may repatriate in foreign currency all proceeds of the sale or liquidation of equity interests in the CFP, all proceeds of the liquidation of a CFP, and compensation resulting from expropriation or similar government acts. The zloty is also tradeable and exchangeable into foreign currency for the purpose of purchasing goods and services abroad. On March 21, 1997, the exchange rate was 30,745 zlotys per dollar as published by National Banking Poland. Foreign exchange banks are required to sell foreign currency to domestic persons, including a CFP, when such currency is needed for repatriation as set forth above, and to satisfy foreign currency obligations to foreign persons resulting from the purchase of goods and certain services. Foreign employees may repatriate their after-tax earnings in hard currencies without having to obtain an individual foreign exchange permit.

FOREIGN EXCHANGE LAW

      Effective January 1, 1995, a new Polish Foreign Exchange Law became effective. The expressed objectives of the new law are (i) to apply uniform standards to all Foreign Exchange Banks operating in Poland, (ii) to create a legal framework for market valuation of the Polish currency, and (iii) to move toward full convertibility of the zloty. The new law is also designed to permit greater freedom (less restrictions) on certain foreign trade transactions accounted for in Polish currency.
                                     14

REPORTING AND AUDIT

      The balance sheet and profit and loss statements of a CFP must be prepared in accordance with Polish accounting principles and in compliance with the requirements of the Commercial Code. As Poland becomes more integrated with the EEC, it is anticipated that its financial reporting requirements will become substantially similar to generally accepted accounting principles in the EEC which are generally similar to those in the United States. For financial reporting purposes in the United States, IFFC prepares its financial statements in accordance with generally accepted accounting principles.

LEASES AND PURCHASE OF LAND

      A CFP may lease real property from private parties without substantial restrictions. The acquisition of real property is regulated by the Acquisition of Real Property Estate by Foreign Persons Act of 24 March 1920. Since IFFC does not presently intend to acquire real property in Poland, these statutes are not described herein.

EMPLOYEES AND WAGES

      All employees, Polish and foreign, must be paid in zlotys. Foreign employees require work permits from local authorities, which are typically not difficult to obtain for executive or managerial employees, and are typically obtained in due course. Employers are required to pay a minimum wage. As set forth above, all wages are subject to payroll taxes payable by the employer, and income tax payable by the employee.

GOVERNMENTAL REGULATION OF RESTAURANT OPERATIONS

      Restaurant operations are subject to a number of national and local laws and regulations, primarily related to sanitation. All imported meat and other food products are subject to specific sanitary requirements. Restaurants are subject to national regulations relating to health and sanitation standards, generally implemented, administered and enforced at the local level. All properties are subject to local zoning, building code and land-use regulations. In general, necessary approvals and permits for restaurant operations are granted without undue delay, and are typically granted within 14 days of application therefor.

TRADEMARK PROTECTION

      Under Polish law, the registrant of a trademark in Poland acquires the exclusive right to use the trademark in commerce for goods and services covered by the registration. If the trademark is infringed, the registrant is entitled to demand injunctive relief, monetary damages, and seizure of infringing items. In general, the first applicant is entitled to the registration of a trademark from the date the application is filed with the Patent Office. Foreign nationals generally have the same rights as Polish citizens with regard to trademarks.

UNITED STATES-POLAND TREATY

      On March 21, 1990, the President of the United States and the Prime Minister of Poland signed a treaty concerning business and economic relations, which was ratified by both countries. The ratification instruments were exchanged in Warsaw on July 7, 1994 and the treaty became effective as of August 6, 1994. The aim of the treaty is to encourage and facilitate United States investments in Poland by providing internationally recognized protections and standards. The treaty sets certain minimum standards; in some cases, Polish legislation more favorable than that required by the treaty has been enacted.

      Some of the key elements of the treaty include the following:

      o Poland agreed to treat United States investors in Poland the same as Polish nationals or investors from other countries, whichever is more favorable.

      o The United States and Poland agreed to internationally recognized standards for expropriation; expropriation will be permitted only for a public purpose, and must include prompt payment at fair market value.
                                      15

      o The United States and Poland agreed to abide by internationally recognized standards for arbitration that ensure that an investor has the right to resort to international arbitration.

      o Poland guaranteed that United States firms will have the right to market goods and services both at the wholesale and retail level; obtain access to public utilities and financial institutions; obtain commercial rental space and raw materials on a non-discriminatory basis; conduct market studies and distribute commercial information of all kinds; and obtain registrations, licenses, permits and other approvals on an expeditious basis.

      o Poland agreed to adopt major new intellectual property standards, including adherence to the Paris Act of the Berne Convention; copyright protection for computer software; and protection of proprietary information.

      o Poland agreed to permit immediate and complete repatriation of export earnings and capital from Poland to the United States. In addition, Poland agreed to progressively eliminate restrictions on repatriation of United States investor zloty profits. All such restrictions on the repatriation of profits have been eliminated. See "Polish Currency and Foreign Exchange."

ITEM 2.     DESCRIPTION OF PROPERTY.

      OFFICES. Since February 1992, IFFC has maintained its executive offices in approximately 1,100 square feet of leased office space at 1000 Lincoln Road, Suite 200, Miami Beach, Florida 33139. Annual lease payments under the lease, which terminated in December 31, 1996, were approximately $11,900 plus tax. IFFC has exercised its second of three, two-year renewal options under the lease, and its current lease payment for 1997 is $13,285. See ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Shared Facilities."

      QPQ and IFFC share equally the cost and use of office space in Poland. In November 1993, QPQ entered into a ten-year lease (the "Cogik Lease") with Cogik, a Polish limited liability corporation ("Cogik"), and on September 30, 1994, the Cogik Lease was amended. The Cogik Lease pertains to 325 square meters of office space. Annual lease payments, excluding utility charges, aggregate to approximately $73,200. The Cogik Lease automatically extends for another ten-year term unless QPQ or Cogik gives the other party notice otherwise. QPQ and Cogik can each terminate the lease upon six months written notice. Renovation costs, including leasehold improvements, were $61,600. In November 1996, Cogik exercised its option to terminate the lease upon six (6) months notice. Accordingly, QPQ and IFFC must vacate such premises in May 1997. They anticipate being able to find available office space in Warsaw.

      SALUS RESTAURANT. In August 1992, IFFC entered into a three year and eight month noncancellable sublease agreement with SAZ, a Polish limited liability corporation ("SAZ"), for a traditional restaurant site (the "Salus Restaurant Site"). In November 1993, IFFC agreed to pay SAZ $370,000 in consideration of certain leasehold improvements and SAZ's agreement to cancel its underlying lease with the Garrison Flats Administration and its sublease with IFFC. In addtion to the $370,000, IFFC paid approximately $960,000 for leasehold improvements, furniture, fixtures and equipment.

      In January 1994, IFFC entered into a five year lease with the Garrison Flats Administration for the Salus Restaurant Site consisting of approximately 522 square meters. IFFC has the option to extend the lease for an additional five years. Thereafter, IFFC has the option to extend the lease for another five years upon terms no less favorable than those offered to another lessee. Annual lease payments are payable in zlotys and, excluding utility payments, are the United States dollar equivalent of $30,115. In addition to the occurrence of certain events of default by the Garrison Flats Administration, IFFC has the right to terminate the lease if its permit or license to operate a Burger King restaurant at the site is revoked.

      GALAXY RESTAURANT. In October 1992, IFFC entered into a lease for an unlimited period of time with the Municipal House Administration for a traditional restaurant site consisting of approximately 799 square meters. After October 26, 1997, the lease may be terminated by IFFC at any time upon three months' notice. The Municipal House Administration may terminate the lease at any time upon three months' notice provided that it reimburses IFFC for all of its capital expenditures for the site. Renovation costs, including leasehold improvements and furniture, fixtures and equipment, were approximately $887,300. Annual lease payments, excluding utility charges, are currently 943,908,000 zlotys, approximately $32,860 at year end exchange rates. Annual lease payments may be increased by the rate of inflation in Poland.

      KOLMER RESTAURANT. In September 1992, IFFC was assigned and assumed all rights, duties and obligations of Kolmer, a Polish limited liability company ("Kolmer"), pursuant to a lease for a traditional restaurant site consisting of approximately 868 square meters. In March 1995 the lease was amended. The lease is for an unlimited period of time. The lease may be terminated by IFFC at any time upon three months' notice. The lessor, the Warsaw District Authorities-Srodmiescie, may terminate the lease at any time upon three months' notice provided that it reimburses IFFC for the then current value of its capital expenditures for the site. Renovation costs, including leasehold improvements and furniture, fixtures and equipment, were approximately $808,000. Annual lease payments, excluding utility charges, are 1,828,680,000 zlotys, approximately $63,662 at year end exchange rates.

      DANTEX RESTAURANT. In August 1992, IFFC entered into a sublease agreement with Dantex, a Polish limited liability company ("Dantex"), for a traditional restaurant site consisting of approximately 355 square meters. As of December 1992, the sublease was amended. The sublease, as amended, and the underlying lease are for an unlimited amount of time; however, the sublease is terminable by the lessor or IFFC upon three months' notice. IFFC has advanced funds for renovation costs incurred in the course of preparing the premises for use. Renovation costs, including leasehold improvements and furniture, fixtures and equipment, were approximately $790,000. IFFC's annual sublease payments are equivalent to Dantex's annual lease payments of 698,803,200 zlotys, approximately $24,327 at year end exchange rates. Commencing July 7, 1996, IFFC's monthly sublease payments are equal to the sum of (i) Dantex's lease payments, and (ii) one-half of the difference between 10% of the restaurant's gross sales and the lessor of Dantex's lease payments or 4% of the restaurant's gross sales. In June 1995 and January 1996, IFFC entered into an agreement with the lessee of the Dantex Restaurant premises to cancel the sublease in favor of a primary lease with the lessor. In consideration for this concession, the lessee will be paid a total of $348,000. IFFC paid the lessee $30,000 in 1995, $158,000 in 1996 and $57,500 in March of 1997. The balance of $102,500 is due on April 20, 1997. IFFP is currently a co-lessee of the premises.

      KIELCE RESTAURANT. In May 1993, IFFC entered into a master lease agreement (the "Master Lease Agreement") with Domy Towarowe Centrum, a Polish state owned enterprise ("Centrum"), with respect to fast food restaurant sites. In accordance with the terms of the Master Lease Agreement, in December 1993 IFFC entered into a 20-year lease agreement with Centrum for a traditional restaurant site consisting of approximately 390 square meters. IFFC's monthly lease payments are approximately 4.4% of the restaurant's "net sales" as such term is defined in the lease. In addition to the occurrence of certain defaults by Centrum, IFFC has the right to terminate the lease if its permit or license to operate a Burger King restaurant at the site is revoked.

      LUBLIN RESTAURANT. In January 1994, IFFC entered into a 20-year sublease agreement with Multico, a Polish limited liability corporation ("Multico"), for a traditional restaurant site consisting of 600 square meters. IFFC's monthly sublease payments, excluding utility payments, are the greater of: (i) approximately 4.1% of the restaurant's "net sales," as such term is defined in the sublease; or (ii) $4,500, as adjusted for inflation. In addition to the occurrence of other events of default, IFFC has the right to terminate the sublease if IFFC loses its permit or license to operate a Burger King restaurant at the site.

      PARNAS RESTAURANT. In January 1994, IFFC entered into agreements with each of PTTK, the Warsaw district Department of Tourism (the "Lessor"), and its
                                      17
lessees, Mr. Tadeusz Hofmokl ("Hofmokl") and Polish-Greek Production and Trading Enterprises ("Ambrozja") (collectively, Hofmokl and Ambrozja are referred to as the "Lessees"), in order to secure until 2009 approximately 240 square meters of space for use as a Burger King restaurant.^ In January 1996, IFFC terminated its lease with Ambrozja and entered into a new lease with Turmaco, Sp.zo.o. under the same terms. Pursuant to the agreement between IFFC and the Lessor, the Lessor has consented to IFFC's sublease of space from the Lessees. In addition, the Lessor has agreed, upon the termination of each lease between the Lessor and the individual Lessees, to enter into a lease with IFFC on comparable terms, with the exception of certain lease expenses and termination dates.

      With respect to the 225 square meters of space subleased from Turmaco, IFFC has agreed to pay Turmaco annual sublease payments, excluding utility fees, of the zloty equivalent of $67,500, which sublease payments increase annually by three percent. The sublease is for a term of ten years and may be extended for five years upon IFFC's election. In the event that IFFC is required to vacate the restaurant site due to no fault of its own, IFFC will be entitled to compensation from Turmaco for their leasehold improvements to the restaurant site.

      With respect to the 20 square meters of space subleased from Hofmokl, IFFC has agreed to pay Hofmokl annual sublease payments, excluding utility fees, of the zloty equivalent of $7,500, which sublease payments increase annually by three percent. The sublease is for a term of five years. Neither Hofmokl nor IFFC has the right to unilaterally extend the term of the sublease. In addition to the occurrence of other events of default by Hofmokl, IFFC has the right to terminate the sublease if IFFC loses its permits or licenses to operate Burger King restaurants.

      Renovation   costs  at  the   Parnas   Restaurant,   including   leasehold
improvements and furniture, fixtures and equipment, were approximately $399,000.

      KATOWICE RESTAURANT. In November 1993, IFFC entered into a ten-year lease (the "Katowice Lease") with Jan Kosmowski, Justine Irena Kosmowski and Krysztof Kosmowski (collectively, the "Lessor") for a traditional restaurant site consisting of 550 square meters. As of March 25, 1994, IFFC paid the Lessor a one-time fee of $50,000, which fee may be refunded to IFFC if the Lessor improperly terminates the lease. As of November 15, 1993 and November 15, 1994, the Katowice Lease was amended. IFFC's monthly lease payments, excluding utility payments, are the greater of: (i) approximately 4.5% of the restaurant's "net sales," as such term is defined in the lease; or (ii) approximately $7,600. The Katowice Lease does not provide either IFFC or the Lessor a means of unilaterally extending the term of the lease. In addition to the occurrence of certain events of default by the Lessor, IFFC has the right to terminate the Katowice Lease upon three months' notice if its permit or license to operate a Burger King restaurant at the site is revoked due to no fault of IFFC.

      The following table sets forth, as of March 21, 1997, the name, location, opening date and lease or sublease expiration date (including all renewal options) for each of IFFC's restaurants:

Restaurant                                                             Date
   Name              Location            Opening Date          Lease Expiration
------------    -------------------   ------------------      ------------------



   Salus          Warsaw, Poland        December 1993            January 2009

  Galaxy          Warsaw, Poland          April 1993                 (1)

  Kolmer          Warsaw, Poland           May 1993                  (1)

  Dantex          Warsaw, Poland          July 1993                  (1)

  Kielce          Kielce, Poland           May 1994                May 2013

  Lublin          Lublin, Poland          March 1994             January 2014

  Parnas          Warsaw, Poland          March 1994           January 2009(2)

 Katowice         Warsaw, Poland         October 1994           November 2003
________________________________

(1)   Indicates lease is for an unlimited period of time.
(2) Of the 245 square meters under lease, 20 square meters are under lease only until January 1999.


      None of IFFC's restaurant sites is leased or subleased from an affiliate of IFFC.

      For a discussion of IFFC's real estate investment  policies,  see "Item 1.
Description of Business - Restaurant Development." Thus far, IFFC has not incurred nor does it anticipate incurring any material costs or expenses associated with compliance with the environmental laws of the United States or Poland.

ITEM 3.     LEGAL PROCEEDINGS.

      BKC LITIGATION. On March 17 1995, IFFC and IFFP (collectively, the "IFFC Affiliates"), filed suit against BKC in the Eleventh Judicial Circuit Court of the State of Florida. In their amended complaint, the IFFC Affiliates alleged, among other things, that BKC breached certain of its express and implied obligations under the BKC Development Agreement and the eight existing franchise agreements (the "Franchise Agreements") pertaining to IFFP's eight Burger King restaurants. The IFFC Affiliates further alleged that in connection with BKC's sale of certain of its rights pursuant to the BKC Development Agreement and the Franchise Agreements, BKC failed to timely deliver to the IFFC Affiliates a complete and accurate franchise offering circular in accordance with rules promulgated by the Federal Trade Commission (the "FTC Count"). The IFFC Affiliates also alleged that BKC committed certain acts which constitute fraud and/or deceptive and unfair business practices. The IFFC Affiliates asked the court to, among other things, award them compensatory damages of not less than $15,000,000, punitive damages and certain costs and expenses.

      On March 11, 1997, BKC, IFFC, IFFP and Rubinson, individually and on behalf of Litigation Funding, Inc. entered into a Settlement Agreement. In connection with the execution of the Settlement Agreement, IFFC and BKC entered into the New BKC Development Agreement and eight (8) new Franchise Agreements. BKC paid to IFFC the sum of $5,000,000 (less $21,865 of royalties owed by IFFP to BKC for February 1997) for a net amount of $4,978,135. In addition, BKC forgave $499,768 representing all monies owed BKC by IFFP and IFFC through January 31, 1997. Under the terms of the Settlement Agreement, a portion of such proceeds, not to exceed $2,000,000 cash may be used to immediately satisfy the actual legal fees and costs of IFFC and IFFP incurred in connection with the BKC litigation, including IFFC's and IFFP's obligation under the agreement between IFFC, IFFP and Litigation Funding, Inc. The remaining $3,000,000 is to be used by IFFC and IFFP for the development of additional BKC restaurants in Poland or working capital for IFFP pursuant to the New BKC Development Agreement. All parties to the litigation stipulated to dismissal of the litigation and executed mutual releases.

      LITIGATION FINANCING AGREEMENTS. IFFC entered into two agreements specifically designed to assist it in financing the BKC Litigation. First, as of January 25, 1996, the IFFC Affiliates entered into an Agreement to Assign Litigation Proceeds (the "Funding Agreement") with Litigation Funding, Inc., a Florida corporation ("Funding"). This agreement was later amended in July 1996. Mitchell Rubinson, the chairman of the board, chief executive officer and president of IFFC is also the chairman of the board, chief executive officer and president and the principal shareholder of Funding.

      Pursuant to the amended Funding Agreement, Funding agreed to pay on behalf of IFFC and/or IFFP up to $750,001 (the "Amount") for all expenses (including attorneys' fees, court costs and other related expenses, but not judgments or amounts paid in settlement) actually incurred by or on behalf of IFFC and/or IFFP in connection with investigating, defending, prosecuting, settling or appealing the BKC Litigation and any and all claims or counterclaims of BKC against IFFC and/or IFFP (collectively, the "BKC Matter"). Funding has paid all amounts it has been requested to pay pursuant to the Funding Agreement.

      In consideration of the Amount, IFFC and IFFP each assigned to Funding a portion of any and all benefits and gross sums, amounts and proceeds that each of them may receive, collect, realize, otherwise obtain or benefit from in connection with, resulting from or arising in connection with the BKC Matter or any related claim, demand, appeal, right and/or cause of action of the IFFC Affiliates, including, but not limited to, amounts received or entitled to be received by the IFFC Affiliates in respect of (i) the gross proceeds of any court ordered decision or judgment (a "Judgment") entered in favor of IFFC and/or IFFP, (ii) the Sales Proceeds (as such term is defined below, the "Sales Proceeds") of any sale of the assets of IFFC and/or IFFP to BKC, any of BKC's affiliates and/or any entity which is introduced to the IFFC Affiliates by BKC (collectively, the "BKC Entities") in connection with a settlement of the BKC Matter, (iii) any amounts paid in compromise or settlement (a "Settlement") of the BKC Matter in whole or in part, (iv) any liabilities or indebtedness of IFFC or IFFP assumed or satisfied by the BKC Entities (the "Debt Relief Proceeds") and (v) the monetary value to the IFFC Affiliates of any concessions made by BKC with respect to its rights under (a) the Development Agreement and/or (b) the Franchise Agreements and any future franchise agreements between BKC and IFFP and/or IFFC (the "Contract Modification Proceeds"). All of the IFFC Affiliates' rights, titles and interests, legal and equitable, in and to such aforementioned benefits and gross sums, amounts and proceeds are collectively referred to herein as the "Proceeds."

      Specifically, IFFC and IFFP each individually assigned, set over, transferred and conveyed to Funding all of its right, title and interest in and to the sum of the following (the "Assigned Proceeds"): (i) seventy-five percent (75%) of the Proceeds to the extent that such amount does not exceed Funding's Expenses ("Funding's Expenses"), which are defined as the sum of the aggregate amount of money paid by Funding as the Amount and the amount of money expended by Funding if it assumes the prosecution of the BKC Matter; (ii) seventy-five percent (75%) of any Proceeds, excluding any Sales Proceeds, in excess of the sum of Funding's Expenses and the IFFC Affiliates' Expenses and (iii) seventy-five percent (75%) of any Sales Proceeds in excess of the sum of Funding's Expenses and the IFFC Affiliates' Expenses.

      Subject to Funding's recovery of Funding's Expenses, IFFC and IFFP have retained the right to and shall be entitled to recover from the Proceeds the sum of (i) $303,731, and (ii) all of the amounts they may expend in the future in connection with the BKC Matter, before Funding shall be entitled to receive any other Proceeds.

      The definition of Sales Proceeds in the Funding Agreement varies depending upon whether the transaction is structured as (1) a sale by IFFC of all or substantially all of its equity interest in IFFP (an "Equity Sale"), or (2) a sale by IFFP of all or substantially all of its assets (an "Asset Sale"). In the event of an Equity Sale, Sale Proceeds are defined as the difference between the
                                       20
value of the consideration paid to or for the benefit of IFFC and a sum which is designed to roughly approximate the net market value of the assets and liabilities underlying the equity interest purchased. In the event of an Asset Sale, Sales Proceeds are defined as the difference between the value of the consideration paid to or for the benefit of IFFP and a sum which is designed to roughly approximate the net market value of the assets and liabilities purchased.

      In September 1996, IFFP assigned the balance of its rights to the Proceeds to IFFC in exchange for $125,000 of debt owed to IFFC by IFFP.

      Pursuant to the Funding Agreement, proceeds other than cash are deemed to have a value equal to the fair market value of such assets on the date such Proceeds are payable to IFFC, IFFP or Funding. Provided, however, if such cash Proceeds are not all to be paid within 90 days of a Judgment or Settlement, then the net present value of the cash Proceeds to be paid are to be calculated by an independent appraiser (the "Appraiser") selected by the Company and Funding. The value of non-cash Proceeds are to be determined by the Appraiser.

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

      IFFC and Funding are currently reviewing the Settlement Agreement to determine the amounts required to be paid Funding.

      DOMONT LITIGATION. On May 31, 1995, legal action was filed against IFFP in Polish Court in the City of Warsaw. The suit was filed by Domont S.C., a general contractor formerly hired by IFFP to construct several of its Restaurants in Poland. The suit alleged that IFFP failed to pay invoices due to Domont for work performed. Domont sought payment and damages of approximately $126,236. In mid-1996, IFFP settled the claim with Domont for $46,126 (based upon the exchange rate at December 31, 1996).

      POLISH FISCAL AUTHORITY DISPUTES. As of July 1995, IFFP may have became subject to penalties for failure to comply with a tax law implemented in May 1994 requiring the use of cash registers with certain calculating and recording capabilities and which are approved for use by the Polish Fiscal Authorities. Although IFFP's NCR Cash Register System (the "Cash Register System") is a new and modern system, IFFP's Cash Register System had to be supplemented and may ultimately need to be replaced in order to comply with the new tax law. IFFP is now in compliance with the tax law but was unable to modify and/or replace its

Cash Register System before July 1995. As a penalty for noncompliance, Polish tax authorities have indicated that they intend to disallow approximately $68,000 of VAT deductions claimed by IFFP in July and August 1995. Additionally, penalties and interest may be imposed on these disallowed deductions which is
currently   estimated  at  $42,000.  In  March  1997,  IFFP  requested  a  final determination by the Polish Minister of Finance. The Company is unable to predict the timing and nature of the Minister's ruling. IFFP has not yet made a decision whether or not to replace its Cash Register System. IFFP believes a new cash register system would cost approximately $250,000.

      In letters dated October 17, 1995 and January 11, 1996 (the "VAT Letters"), IFFP was informed by the Polish Fiscal Authorities that they believed IFFP had failed to properly account for VAT taxes in certain instances in the period between July 1993 and December 1995. The VAT Letters identify three different types of alleged errors made by IFFP: (1) the posting of VAT deductions prematurely; (2) the posting of VAT deductions in periods when the appropriate records were not maintained by IFFP; and (3) transcription errors when posting VAT deductions. The VAT Letters indicated that the Polish Fiscal Authorities intended to disallow approximately $72,000 of IFFP's VAT deductions and impose $87,000 of administrative fines, penalties and interest.

      IFFP has filed an objection to the VAT Letters with the Warsaw Tax Office in which it has made both factual and legal arguments. ^Due to the complexities, uncertainties and expenses associated with filing the objection with the Warsaw Tax Office and, if necessary, filing an appeal with respect to the decision of the Warsaw Tax Office, except as described above, IFFP cannot reasonably estimate the amount it will ultimately be required to pay the Polish Fiscal Authorities. IFFP does not anticipate being required to pay the Polish Fiscal Authorities any amounts identified in the VAT Letters until, at the earliest, June 1997. Among other factors, such estimate is subject to the response of the Warsaw Tax Office, and possibly the Polish Supreme Tax Court, to IFFP's objections to the VAT Letters.

      As of December 31, 1996, IFFC had an accrued liability of $150,000 in connection with the foregoing disputes with the Polish Fiscal Authorities.

      Aside from the matters discussed above, IFFC is not a party to any litigation or governmental proceedings that management believes would result in any judgments or fines that would have a material adverse effect on IFFC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

      None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      IFFC's Common Stock was quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "FOOD" until May 29, 1996 and was listed on the Pacific Stock Exchange (the "Exchange") under the symbol "FOD" until December 4, 1996. The Common Stock is now listed on the OTC Electronic Bulletin Board under the symbol "FOOD." The following table sets forth, for the period since January 1, 1995, the high and low closing bid quotations for the Common Stock as reported by NASDAQ and the OTC electronic Bulletin Board.
                                                          High           Low
                                                       -----------   -----------
1995
First Quarter........................................     2 1/4        1 1/4
Second Quarter.......................................     1 5/8          7/8
Third Quarter........................................     1 1/8          3/4
Fourth Quarter.......................................     1              1/2

1996
First Quarter.......................................     .8125          .1875
Second Quarter......................................     .21875         .1875
Third Quarter.......................................     .43            .06
Fourth Quarter......................................     .24            .15



      As of March 21, 1997, there were 70 record holders of IFFC's Common Stock. The Company believes that there are over 300 beneficial holders of IFFC's Common Stock.

      IFFC has not paid any cash dividends on its Common Stock and does not currently intend to declare or pay cash dividends in the foreseeable future. IFFC intends to retain any earnings that may be generated to provide funds for the operation and expansion of IFFC's business.

ITEM I.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

      IFFC currently operates its business in Poland primarily through its majority owned (85%) subsidiary, International Fast Food Polska, and three wholly-owned Polish limited liability corporations, IFF Polska-Kolmer, IFF-DX Management and IFF Polska i Spolka. Unless the context indicates otherwise, references herin to IFFC include all of its operating subsidiaries.

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

      The BKC Development Agreement required IFFC to open at least 13 full-service traditional restaurants prior to September 1996, including seven traditional restaurants by September 24, 1994 and three additional traditional restaurants during each of the two following twelve-month periods. IFFC currently operates eight restaurants. Through the period ended September 24, 1994, IFFC was ahead of the required development schedule. However, during the term of this Development Agreement certain disputes arose between IFFC and BKC and, on March 17, 1995, IFFC and its majority owned (85%) subsidiary, International Fast Food Polska ("IFFP"), filed suit (the "BKC Litigation") against BKC in the Eleventh Circuit Court of the State of Florida. IFFC alleged that BKC did not provide all of the support, supervision and assistance required of it under the BKC Development Agreement and the eight Franchise Agreements (the "Franchise Agreements") between BKC and IFFC. By letter dated June 30, 1995, BKC notified IFFC that, at that time, BKC would not elect to declare IFFC to be in default under the BKC Development Agreement to, in the future, declare IFFC's failure to develop the requisite number of BKC restaurants an act of default. By letter dated May 2, 1996, BKC notified IFFC that BKC believed that the Development Agreement had terminated pursuant to its terms. Throughout the term of this Development Agreement certain disputes arose between IFFC and BKC and, on March 17, 1995, IFFC and its majority owned (85%) subsidiary, International Fast Food Polska ("IFFP"), filed suit (the "BKC Litigation") against BKC in the Eleventh Circuit Court of the State of Florida. IFFC alleged that BKC did not provide all of the support, supervision and assistance required of it under the BKC Development Agreement and the eight Franchise Agreements (the "Franchise Agreements") between BKC and IFFC. On March 11, 1997, IFFC, BKC, IFFP, Mitchell Rubinson, IFFC's chairman and Litigation Funding, Inc. entered into a settlement agreement regarding the BKC litigation. See Item 3. Legal Proceedings - BKC Litigation.

      On March 11, 1997, BKC, IFFC, IFFP, and Rubinson, individually and on behalf of Litigation Funding, Inc. entered into a Settlement Agreement. In connection with the execution of the Settlement Agreement, IFFC and BKC entered into the New BKC Development Agreement and new Franchise Agreements. BKC paid to IFFC for the benefit of IFFC and IFFP the sum of $5,000,000 (less $21,865 of royalties owed by IFFP to BKC for February 1997) for a net amount of $4,978,135. BKC forgave $499,768 representing all monies owed BKC by IFFP and IFFC to BKC through and including January 31, 1997. Under the terms of the Settlement Agreement, a portion of such proceeds, not to exceed $2,000,000 cash may be used to immediately satisfy the actual legal fees and costs of IFFC and IFFP incurred in connection with the BKC litigation, including IFFC's and IFFP's obligation under the agreement between IFFC, IFFP and Litigation Funding, Inc. The remaining 3,000,000 may be used by IFFC and IFFP for the development of additional BKC restaurants in Poland or working capital for IFFP pursuant to the New BKC development Agreement. All parties to the litigation stipulated to dismissal of the litigation and executed mutual releases.

      In order to secure additional funds to finance the BKC Litigation, IFFC entered into two agreements specifically designed to assist it in financing the BKC Litigation. First, as of January 25, 1996, the IFFC Affiliates entered into an Agreement to Assign Litigation Proceeds (the "Funding Agreement") with Litigation Funding, Inc., a Florida corporation ("Funding"). This agreement was later amended in July 1996. Mitchell Rubinson, the chairman of the board, chief executive officer and president of IFFC is also the chairman of the board, chief executive officer and president and the principal shareholder of Funding.

      Pursuant to the amended Funding Agreement, Funding agreed to pay on behalf of IFFC and/or IFFP up to $750,001 (the "Amount") for all expenses (including attorneys' fees, court costs and other related expenses, but not judgments or amounts paid in settlement) actually incurred by or on behalf of IFFC and/or IFFP in connection with investigating, defending, prosecuting, settling or appealing the BKC Litigation and any and all claims or counterclaims of BKC against IFFC and/or IFFP (collectively, the "BKC Matter"). Funding has paid all amounts it has been requested to pay pursuant to the Funding Agreement.

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

      Specifically, IFFC and IFFP each individually assigned, set over, transferred and conveyed to Funding all of its right, title and interest in and to the sum of the following (the "Assigned Proceeds"); (i) seventy five percent (75%) of the Proceeds to the extent that such amount does not exceed Funding's Expenses (Funding's Expenses") which are defined as the sum of the aggregate amount of money paid by Funding as the Amount and the amount of money expended by Funding if it assumes the prosecution of the BKC Matter; (ii) seventy five percent (75%) of any Proceeds, excluding any Sales Proceeds, in excess of the sum of Funding's Expenses and the IFFC Affiliates' Expenses (as such term is defined below, the "IFFC Affiliates' Expenses"); and (iii) seventy five percent (75%) of any Sales Proceeds in excess of the sum of Funding's Expenses and the IFFC Affiliates' Expenses.

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

      IFFC and Funding are currently reviewing the Settlement Agreement to determine the amounts required to be paid Funding. Funding and IFFC may select an appraiser to review the value of the non-cash proceeds to be received in the settlement.

      As of December 31, 1996, IFFC had negative working capital of approximately $2,094,210 and Cash and Cash Equivalents of $194,269. IFFC's working capital and cash position were significantly improved by the settlement of the BKC Litigation in March 1997. Although IFFC believes that it has sufficient funds to finance its present plan of operations through December 31, 1997, IFFC cannot reasonably estimate how long it will be able to satisfy its cash requirements. The capital requirements relating to implementation of the New BKC Development Agreement are significant. Based upon current assumptions, IFFC will seek to implement its business plan utilizing its Cash and Cash Equivalents and cash generated from restaurant operations. In order to satisfy the capital requirements of the New BKC Development Agreement IFFC will require resources substantially greater than the amounts it presently has or amounts that can be generated from restaurant operations. Except as discussed below, IFFC has no current arrangements with respect to, or sources of additional financing and there can be no assurance that IFFC will be able to obtain additional financing or that additional financing will be available on acceptable terms to fund future commitments for capital expenditures.

YEAR ENDED DECEMBER 31, 1996 VS YEAR ENDED DECEMBER 31, 1995

RESULTS OF OPERATIONS

      For the year ended December 31, 1996, IFFC incurred a net loss of $(1,978,826) or $.37 per share of IFFC's Common Stock compared to a net loss of $(1,509,909), or $ .50 per share of IFFC's Common Stock for the year ended December 31, 1995. During the year ended December 31, 1995, IFFC recognized an extraordinary gain of $1,106,642 in connection with the exchange of $5,636,000 principal amount of Convertible Subordinated Debentures for $56,360 shares of Series A 6% Convertible Preferred Stock.

      For the years ended December 31, 1996 and December 31, 1995, IFFC generated Sales of $5,351,427 and $4,688,707, respectively. In U.S. dollar and Polish zloty terms IFFC's Sales increased by approximately 14% and 27% in the years ended December 31, 1996 and December 31, 1995, respectively. The increase is primarily attributable to improved local store marketing through expansion of media advertising and general improvements in the Polish economy.

      During the year ended December 31, 1996, IFFC incurred $2,286,261 of Food and Packaging Expense, $916,048 of Payroll and Related Costs, $1,535,378 of Occupancy and Other Operating Expenses, and $984,707 of Depreciation and Amortization Expense.

      Food and Packaging Costs for the years ended December 31, 1996 and 1995 were 43% and 47% of Sales, respectively. IFFC believes the 4% decrease as a percentage of Sales is primarily attributable to improved product sourcing and the implementation of tighter cost controls.

      Payroll and Related Costs as a percentage of Sales were 15% for the year ended December 31, 1996 and 16% for the year ended December 31, 1995. Payroll and Related Costs as a percentage of Sales declined as sales increased at the restaurants without a corresponding increase in the labor force. In addition, IFFC has not had any significant training costs in 1996.

      Occupancy and Other Operating Expenses for the years ended December 31, 1996 and 1995 were 28.7% and 29.0% of Sales, respectively. Included in Occupancy and Other Operating Expenses for the year ended December 31, 1995 is $220,000 of pre-opening costs.

      Depreciation and Amortization Expense as a percentage of Sales was 18.4% and 17.9% in the years ended December 31, 1996 and 1995, respectively.

      General and Administrative Expenses for the years ended December 31, 1996 and 1995 were 29.0% and 48.5% of Sales, respectively. The 19.5% decrease as a percentage of Sales is primarily attributable to reduced legal and professional fees as well as the percentage reduction resulting from the increase in restaurant sales. IFFC does not anticipate its General and Administrative Expenses will increase significantly over the next twelve months. For the year ended December 31, 1996, General and Administrative Expenses was comprised of executive and office staff salaries and benefits ("Salary Expense") ($709,188); legal and professional fees, office rent, travel, telephone and other corporate expenses ("Corporate Overhead Expense") ($685,067), and depreciation and amortization ($156,874). For the year ended December 31, 1995, General and Administrative Expense was comprised of executive and office staff salaries ($683,561); legal and professional fees, office rent, travel, telephone and other general corporate expenses ($1,413,756), and depreciation and amortization ($176,026).

      IFFC anticipates that it will continue to incur certain expenses in connection with its disputes with the Polish Fiscal Authorities. See "Item 3. Legal Proceedings - Polish Fiscal Authority Disputes" for a description of such matters and IFFC's best estimates of the expenses IFFC anticipates incurring and the timing of such expenses.

      Interest and Other Income for the years ended December 31, 1996 was $60,511, which figure primarily represents interest earned on invested cash balances. For the year ended December 31, 1995, Interest and other income was $115,203, which figure includes interest income of $62,967 and a supply related rebate of $52,236.

Interest Expense is comprised as follows:


                                                     For the year ended
                                                          December 31,
                                                  -----------------------------
                                                      1996             1995
                                                  ------------     ------------

Interest Expense on Debentures.................      $248,040         $267,769

Amortization of Debenture  Issuance Costs......        33,256           33,256

Interest Expense on Bank Facilities............       165,265          218,844


                                                  ------------     ------------

      Total....................................      $446,561       $  519,869
                                                  ============     ============



      Interest Expense exceeded Interest and Other Income by $386,050 and $404,666 for the years ended December 31, 1996 and 1995, respectively. As a result of IFFC's consummation of the Second Exchange Offer (defined below) as of January 13, 1995, IFFC's Interest Expense on Debentures has dropped and should not exceed $248,000 in the year ended December 31, 1997. The decrease in the level of Interest Expense on Debentures will be partially offset by IFFC's payment of dividends with respect to the shares of Preferred Stock (defined below) issued in the Second Exchange Offer. Each share of Preferred Stock receives dividends, payable semi-annually on each June 15 and December 15, at a rate of $6.00 per annum, which dividends may, at the option of IFFC, be paid in cash, or through the issuance of IFFC Common Stock or a combination thereof. The June 15, 1996 and December 15, 1996 dividend payments were not made and as of December 31, 1996 dividends in arrears aggregated $229,440

      IFFC's interest expense on bank facilities was $165,265 and $218,844 for the years ended December 31, 1996 and 1995, respectively. The $53,579 decrease is attributable to IFFC's reduction of borrowings under bank credit facilities.

LIQUIDITY AND CAPITAL RESOURCES

        IFFC's material commitments for capital expenditures in its restaurant business relate to the restaurants that it is required to open in order to comply with the provisions of the BKC Development Agreement.

      The relationship between IFFC and Burger King Corporation ("BKC") was governed principally by the BKC Development Agreement and by a franchise agreement relating to each restaurant, as described below. A former majority shareholder entered into the BKC Development Agreement in September 1991 and, in December 1991, assigned its rights and obligations under the BKC Development Agreement to IFFC. Pursuant to the BKC Development Agreement, IFFC was granted the exclusive right until September 24, 1996 to develop and to be franchised to operate Burger King restaurants in Poland, with certain exceptions. IFFC was obligated to open and did open one traditional restaurant by December 24, 1992, three additional traditional restaurants by September 25, 1993 and three additional traditional restaurants by September 24, 1994, which IFFC did in a timely manner. Pursuant to the BKC Development Agreement, IFFC was required to open three additional traditional restaurants during each of the two following twelve-month periods, for a total of 13 traditional restaurants open and operating by the end of the Initial Term. Through the period ended September 24, 1994, IFFC was ahead of the required development schedule. However, during the term of this Development Agreement certain disputes arose between IFFC and BKC and, on March 17, 1995, IFFC and its majority owned (85%) subsidiary, International Fast Food Polska ("IFFP"), filed suit (the "BKC Litigation") against BKC in the Eleventh Circuit Court of the State of Florida. IFFC alleged that BKC did not provide all of the support, supervision and assistance required of it under the BKC Development Agreement and the eight Franchise Agreements (the "Franchise Agreements") between BKC and IFFC. By letter dated June 30, 1995, BKC notified IFFC that, at that time, BKC would not elect to declare IFFC to be in default under the BKC Development Agreement. BKC further stated that such notice was not a waiver of its legal rights under the BKC Development Agreement to, in the future, declare IFFC's failure to develop the requisite number of BKC restaurants an act of default. By letter dated May 2, 1996, BKC notified IFFC that BKC believed that the BKC Development Agreement had terminated pursuant to its terms.

      In connection with the settlement of the BKC Litigation, a new Development Agreement (the "New BKC Development Agreement") was entered into between BKC and IFFC, which was then assigned by IFFC to IFFP on March 11, 1997; however, IFFC remains liable for the obligations contained in the New BKC Development Agreement. Pursuant to the New BKC Development Agreement, IFFC has been granted the exclusive right until September 30, 2007 to develop and be franchised to operate Burger King restaurants in Poland with certain exceptions discussed below. Pursuant to the New BKC Development Agreement, IFFC is required to open 45 Development Units during the term of the Agreement. Each traditional Burger King restaurant, in-line Burger King restaurant, or drive-thru Burger King restaurant shall constitute one unit. A Burger King kiosk restaurant shall, for purposes of the New BKC Development Agreement, be considered one quarter unit. Pursuant to the New BKC Development Agreement, IFFC is to open three Development Units through September 30, 1998, four units in each year beginning October 1, 1998 and ending September 30, 2001 and five units in each year beginning October 1, 2001 and ending September 30, 2007.

      Pursuant to the New BKC Development Agreement, IFFC shall pay BKC $1,000,000 as a development fee. IFFC shall not be obligated to pay the development fee if IFFC is in compliance with the development schedule by September 30, 1999, and has achieved gross sales of $11,000,000 for 12 months preceding the September 30, 1999, target date. If the development schedule has been achieved but gross sales were less than $11,000,000, but greater than $9,000,000, the development fee shall be reduced to $250,000. If the development fee is payable due to failure to achieve the performance targets set forth above, IFFC, at its option, may either pay the development fee or provide BKC with the written and binding undertaken of Mr. Mitchell Rubinson, IFFC's Chairman, that the Rubinson Group will completely divest themselves of any interest in IFFC and the Burger King restaurants opened or operated by IFFC in Poland within six (6) months of the date the development fee payment is due. The Rubinson Group shall be defined to include any entity that Mr. Rubinson directly or indirectly owns an aggregate interest of ten percent (10%) or more of the legal or beneficial equity interest and any parent, subsidiary or affiliate of a Rubinson entity. Mr. Rubinson has personally guaranteed payment of the development fee.

        BKC may terminate rights granted to IFFC under the BKC Development Agreement, including franchise approvals for restaurants not yet opened, for a variety of possible defaults by IFFC, including, among others, failure to open restaurants in accordance with the schedule set forth in the BKC Development Agreement; failure to obtain BKC site approval prior to the commencement of each restaurant's construction; failure to meet various operational, financial, and legal requirements set forth in the BKC Development Agreement, including maintaining of IFFP's net worth of $7,500,000 beginning on June 1, 1999. Upon termination of the BKC Development Agreement, whether resulting from default or expiration of its terms, BKC has the right to license others to develop and operate Burger King restaurants in Poland, or to do so itself.

        IFFC currently estimates the cost of opening a traditional restaurant to be approximately $450,000 to $1,000,000, including leasehold improvements, furniture, fixtures, equipment, and opening inventories. Such estimates vary depending primarily on the size of a proposed restaurant and the extent of leasehold improvements required. The development of additional restaurants is contingent upon, among other things, IFFC's ability to generate cash from operations and/or securing additional debt or equity financing. If cash is unavailable from those sources, IFFC will have to curtail any additional development until additional cash resources are secured.

      IFFC anticipates that it will continue to incur certain expenses in connection with its disputes with the Polish Fiscal Authorities. See "Part II.
Item 2. Legal Proceedings - Polish Fiscal Authority Disputes" for a description of such matters and IFFC's best estimates of the expenses IFFC anticipates incurring and the timing of such expenses.

         On May 17, 1996, IFFC's Common Stock was deleted from the NASDAQ Stock Market and has traded on the over the counter market since that date and accordingly, IFFC believes that its ability to raise additional equity capital has been negatively impacted.

        To date, IFFC's business operations have been principally financed by proceeds from public offerings of IFFC's equity and debt securities, private offerings of equity and debt securities, proceeds from a number of bank credit facilities and proceeds from the sale of certain equity securities of IFFC's formerly wholly-owned subsidiary.

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

      On November 7, 1994, IFFC proposed to exchange (the "Second Exchange Offer") for each $1,000 in principal amount of Debentures validly tendered ten shares of IFFC's Series A 6% Convertible Preferred Stock (the "Preferred Stock"). The Preferred Stock (i) has a liquidation preference value of $100 per share, (ii) is convertible into shares of IFFC's Common Stock at a conversion price of $3.00 per share, and (iii) receives dividends, payable semi-annually on each June 15 and December 15, at the rate of $6.00 per annum, which dividends may, at the option of IFFC, be paid in cash, through the issuance of Common Stock or a combination of cash and Common Stock, and (iv) are redeemable under certain circumstances. Upon completion of IFFC's Second Exchange Offer on January 13, 1995 $5,636,000 in principal amount of Debentures were tendered and accepted by IFFC in exchange for 56,360 shares of Preferred Stock. IFFC recognized an extraordinary gain of $1,106,642, the difference between (a) the estimated fair value of the 56,360 shares of Preferred Stock issued ($3,757,590) and (b) the sum of the carrying value of the Debentures and accrued interest, net of unamortized Debenture issuance costs. Since the consummation of the second exchange offer in January 1995, IFFC has had $2,756,000 in principal amount of 9% Subordinated Convertible Debentures due December 15, 2007 outstanding.

      On June 15, 1995 and December 15, 1995, rather than expend its cash resources, IFFC paid dividends with respect to its outstanding shares of Preferred Stock by issuing 107,630 and 168,912 additional shares of Common Stock, respectively. These stock dividends had no effect on total stockholders equity as common stock and additional paid in capital were increased and retained earnings were decreased by $142,778 in connection with the first dividend payment and $150,078 in connection with the second dividend payment. IFFC did not pay the required preferred dividends that were due on June 15, 1996 and December 15, 1996, and as of December 31, 1996, $229,440 of preferred dividends were in arrears. At December 31, 1996 there were 38,240 shares of Preferred Stock outstanding.

        During the year ended December 31, 1996, IFFC raised $445,000 of capital from the private placement of 5,550,000 shares of Common Stock and received $10,000 for termination of a stock option.

        As of December 31, 1996 and March 21, 1997, IFFC had $556,089 and $478,433, respectively, in accounts with AmerBank and substantially all of such funds were held as European Currency Unit denominated deposits. As of December 31, 1996 and March 21, 1997, $500,000 and $471,549, respectively of the cash on deposit with Amerbank was restricted and secured outstanding balances of IFFP's Credit Facility with Bank Handlowy. As of December 31, 1996 and March 21, 1997, IFFC had $17,956 and $64,798, respectively, in an operating account with Bank Handlowy.

        IFFC has also financed its operations through the use of credit facilities, which credit facilities are described below.

        As of January 28, 1993, IFFP entered into a revolving credit facility with American Bank of Poland S.A. ("AmerBank") totalling 3,000,000,000 zloty, or approximately $123,000 at-year end exchange rates. Borrowings under the January 28,1993 AmerBank credit facility are secured by a guarantee of IFFC and bear interest at a monthly adjusted variable rate approximately equal to AmerBank's prime rate. Borrowings under the January 28, 1993 AmerBank credit facility were repayable as of January 28, 1996. However, on October 30, 1995 and April 12, 1996, the credit facility was amended as follows: (i) the immediately available credit available was decreased to 2,000,000,000 in zlotys (approximately $81,000 at year end exchange rates), and (ii) repayment of borrowings was deferred until October 30, 1996. The credit facility matures on April 30, 1997. As of December 31, 1996 and March 21, 1997, the outstanding balance on the credit facility was $10,495 and $12,636, respectively.

        As of February 23, 1994, IFFC terminated a credit facility created on February 12, 1993 and entered into a new $1,000,000 credit facility with AmerBank. The new credit facility was structured as a revolving credit facility through May 31, 1994. During this initial period, draws could be made in minimum increments of $40,000 to purchase, and are secured by, furniture, equipment and related items for restaurants. During the initial period, interest accrued on the outstanding balance at a rate of 12% per annum and was due and payable quarterly. As of July 31, 1994, the outstanding balance under the credit facility became due and payable at a rate of $90,000 plus interest every three months with any principal outstanding as of April 30, 1996 immediately due and payable. On November 7, 1996 AmerBank agreed to amend the credit facility so that the outstanding principal balance becomes due and payable at a rate of $100,000 on March 31, 1997, $100,000 on June 30, 1997 and $110,000 on September
30, 1997 plus interest every three months. As of December 31, 1996 and March 21, 1997, approximately $310,000 was outstanding under the AmerBank credit facility.

        On February 16, 1996, IFFP entered into a $300,000 line of credit with AmerBank, the proceeds of which may be used to finance IFFP's business operations. Pursuant to the line of credit, IFFC could make draws on the line of credit until June 30, 1996. IFFP is required to make interest payments on the outstanding principal amount of the credit facility at AmerBank's prime rate. IFFP is also obligated to pay AmerBank a 1% per annum commission on the daily average unutilized principal balance of the credit facility. Interest and commission expenses are payable monthly. The outstanding principal balance of the loan is payable in three quarterly installments of $100,000 commencing on March 31, 1998. The credit facility is secured by: (i) a promissory note of IFFP and (ii) a guarantee of IFFC. As of December 31, 1996 and March 21, 1997, $300,000 of the credit facility was outstanding.

      On May 30, 1994, IFFC's subsidiary, IFFP, entered into a credit facility with Bank Handlowy Warszawie, S.A. ("Bank Handlowy") in the principal amount of $10,000,000. Borrowings under the Bank Handlowy credit facility could be made until May 31, 1997 and were secured by: (i) amounts on deposit with Bank Handlowy; (ii) an unconditional guarantee of IFFC; (iii) the fixed assets of IFFP; and (iv) a letter of credit (described below). Borrowings under the Bank Handlowy credit facility were required be repaid in fourteen equal semi-annual installments with the first installment due on November 30, 1997. Interest accrued on the amount outstanding under the credit facility at the London Interbank Offered Rate (LIBOR) for nine month deposits plus 3.875% per annum. The proceeds could be used to finance up to forty percent (40%) of the costs of furnishing and commencing operation of fast food restaurants operated by IFFP. On December 13, 1995, the credit facility with Bank Handlowy was amended. The principal amount of the credit facility was reduced to $1,000,000 and borrowings under the credit facility were required to be repaid on December 16, 1996. The maturity date and payment terms of the facility were further amended and principal payments of $100,000 and $50,000 were made in December 1996 and January 1997, respectively. The remaining principal balance is payable in quarterly installments of $100,000 commencing on March 31, 1997 through September 30, 1997, with the remaining principal balance payable in full on December 16, 1997. Borrowings under the amended credit facility are secured by:
(i) amounts on deposit with Bank Handlowy; (ii) an unconditional guarantee of IFFC; (iii) fixed assets of IFFP having a value of $1,250,000; and (iv) a letter of credit in the amount of $500,000. The Letter of Credit is valid until December 30, 1997. As of December 31, 1996 and March 21, 1997, $900,000 and $850,000 were outstanding under the Bank Handlowy credit facility, respectively.

      IFFC has financed its operations in part through the use of proceeds acquired in connection with a private offering of IFFP's equity capital. As of December 14, 1994, Agros Holding S.A., a joint stock corporation which produces agricultural products ("Agros"), acquired a 20% voting and property interest in IFFP pursuant to a subscription agreement (the "Subscription Agreement"), dated November 30, 1994, between IFFC and Agros. Agros purchased the 20% interest from IFFP for the zloty equivalent of $2,000,000. On December 28, 1995, IFFC increased its equity interest in IFFP from 80% to 85% by purchasing from Agros 5% (25% or the Agros holdings) of the outstanding capital stock of IFFP in exchange for a $500,000 non-interest bearing obligation due in full on December 28, 1996. In December 1996, IFFC requested an extension on the repayment of the obligation which was refused by Agros and Agros demanded payment. As of March 21, 1997, the obligation was still outstanding.

        As of January 1, 1995, IFFC and IFFP entered into a five year consulting agreement (the "IFFP Consulting Agreement") pursuant to which IFFC is to provide IFFP consultation and advice with respect to the selection, design and equipping of IFFC's offices and facilities, the maintenance of IFFP's financial records, reporting to IFFP's Board of Directors, the procurement of financing, the performance of cash management functions, the hiring of employees and officers, the strategic planning of IFFP's business and the management of IFFP's business. The IFFP Consulting Agreement automatically renews for an additional year unless terminated by either party. In exchange for its services, IFFC receives from IFFP, on a monthly basis, the greater of (a) 5% of IFFP's Sales for the month, or (b) $50,000 (the "Management Fee"). IFFC receives reimbursement for all out-of-pocket expenses it incurs in connection with the fulfillment of its obligations under the IFFP Consulting Agreement and any tax, duty or fee imposed on the Management Fee.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

        IFFC's restaurant operations are conducted in Poland. The Polish economy has historically been characterized by high rates of inflation and devaluation of the Polish zloty against the dollar and European currencies. However, in the year ended December 31, 1996, the rates of inflation and devaluation improved. For the years ended December 31, 1993, 1994, 1995 and 1996, the annual inflation rate in Poland was 35%, 32%, 21.6% and 19.5%, respectively, and as of December 31, 1993, 1994, 1995 and 1996 the exchange rate was 21,344, 24,372, 24,680 and
28,725 zlotys per dollar, respectively. Payment of interest and principal on the Debentures and payment of franchise fees to BKC for each IFFC restaurant opened will be in United States currency. Additionally, IFFC is dependent on foreign sources of supply which require payment in European or United States currencies. Since IFFC's revenues from operations will be in zlotys, IFFC is subject to the risk of currency fluctuations. IFFC has and intends to maintain substantially all of its unutilized funds in United States or Western European currency denominated securities and/or European Currency Units. There can be no assurance that IFFC will successfully manage its exposure to currency fluctuations or that such fluctuations will not have a material adverse effect on IFFC.

        Thus far, IFFC's revenues have been used to fund restaurant operations and IFFC's expansion. As a result, such revenues have been relatively insulated from inflationary conditions in Poland. There can be no assurance that inflationary conditions in Poland will not have an adverse effect on IFFC.

        The accounts of IFFP are measured using the Polish zloty. Due to Poland's highly inflationary environment through December 31, 1995, generally accepted accounting principles required IFFC to calculate and recognize on its statement of operations its currency translation gains or losses associated with IFFP. For the year ended December 31, 1995 , IFFC had a foreign currency translation gain of $96,525. Due to the reduction in Polands inflation rate, effective for the year ended December 31, 1996, IFFC is no longer required pursuant to generally accepted accounting principles to recognize currency translation gains or losses in its statement of operations. Accordingly, for the year ended December 31, 1996, IFFC recognized a currency translation loss of $17,286 which is included in shareholders' equity under the caption Accumulated Translation Adjustment.

      The official currency in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. As of January 1, 1995, the National Bank of Poland introduced a new zloty (a "new zloty"). New zlotys are equivalent to 10,000 old zlotys ('old zlotys"). Old zlotys remained legal tender until December 31, 1996, after which date they are only exchangeable at certain banks. All references in this document to zlotys are to old zlotys. At December 31, 1996, the exchange rate was 28,725 zlotys per dollar.

ITEM 7. FINANCIAL STATEMENTS.

      See "Index to Financial Statements" for a description of the financial statements included in this Form 10- KSB.

ITEM 8. CHANGES  IN  AND   DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
        FINANCIAL DISCLOSURE.

      On February 3, 1997, Coopers & Lybrand resigned as the Company's auditors. During the two most recent fiscal years and interim period subsequent to December 31, 1996, there have been no disagreements with Coopers & Lybrand on any matter of accounting principals or practices, financial statement disclosure or auditoring scope or procedure, or any reportable events. The report of Coopers & Lybrand for the fiscal year end December 31, 1995 did not contain an adverse opinion, disclaimer of opinion, qualification or modification as to uncertainty, audit scope, or accounting principles, except the Company's financial statements for the year ended December 31, 1995 contain a going concern opinion. The Company has received from Coopers & Lybrand a letter addressed to the Securities and Exchange Commission stating that it agrees with the statements made by the Company. On February 5, 1997, the Board of Directors of the Company appointed Moore Stephens Lovelace, P.L. as independent auditors of the Company for the fiscal year ended December 31, 1996.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

      The executive officers and directors of the Company are as follows:


      Name                        Age           Position
      ----                        ---           --------
Mitchell Rubinson............     50     Chairman of the Board, Chief Executive
                                         Officer and President

Leon Blumenthal..............     56     Senior Vice President, Chief Operating Officer
                                         and General Manager

James F. Martin..............     36     Chief Financial Officer, Treasurer and Director

Dr. Mark Rabinowitz..........     49     Director


      MITCHELL RUBINSON has served as the Chairman of the Board, Chief Executive Officer and President of the Company since its incorporation in December 1991. Mr. Rubinson served as the Chairman of the Board, Chief Executive Officer and President of Capital Brands, Inc. ("Capital Brands") from March 1988 to April 26, 1996 and served as the Treasurer of Capital Brands from March 1992 to April 1993. Mr. Rubinson has served as the Chairman of the Board, Chief Executive Officer and President of QPQ Corporation, since July 1993 and has served as the Chief Operating Officer of QPQ since October 1995. QPQ is the exclusive developer and operator of Domino's Pizza stores in Poland.

      JAMES F. MARTIN, CPA, has served as the Vice President, Chief Financial Officer and Director of IFFC since April 1, 1997. Mr. Martin has served as the Vice President and Chief Financial Officer of QPQ Corporation since October 1, 1996. Mr. Martin served as the Director of Finance for IFFP and Pizza King 1997. Polska, Sp.zoo,the wholly owned subsidiary of QPQ Corporation located in the Republic of Poland, from November 1993 through February 1995. From May 1995 through September 1996, Mr. Martin was a 50% owner in an information systems and software consulting company located in South Florida. Additionally, Mr. Martin has nine years of commercial banking experience.

      DR. MARK RABINOWITZ has served as a director of the Company since January 1996. Dr. Rabinowitz has also served as a director of QPQ since January 1996. Since 1983, Dr. Rabinowitz' principal occupations have been serving as a medical doctor for and the Vice President of Jose E. Gilbert and Mark Rabinowitz MDS, P.A. and serving as a medical doctor for the President of Women's Centre for Health, Inc.

      LEON BLUMENTHAL has served as the Senior Vice President, Chief Operating Officer and General Manager of the Company since March 1995. Mr. Blumenthal's appointment as General Manager has obtained final approval of the Burger King

Corporation. Mr. Blumenthal has served as the Senior Vice President and Chief Operating Officer of Pizza King Polska, a wholly owned subsidiary of QPQ, since March 1995. Mr. Blumenthal served as General manager of Hanna Holding Fast Foods from January 1991 to March 1994. As General Manager, Mr. Blumenthal was responsible for the operation of 20 Burger King restaurants within Denmark, Sweden and Norway. From 1986 to 1990, Mr. Blumenthal owned and operated two franchised restaurants of C.& M. Foods, Inc., d/b/a Bojangles Chicken & Biscuits in Lilburn, Georgia. From 1968 to 1982, Mr. Blumenthal served as the Director of European Operations for the Burger King Corporation.

      The Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board. The Company directors hold office until the next annual meeting of shareholders or until their successors have been duly elected and qualified. The Company reimburses all directors for their expenses in connection with their activities as directors of the Company. It is anticipated that the directors will make themselves available to consult with the Company's management. Directors of the Company who are also employees of the Company will not receive additional compensation for their services as directors.

      The Company has agreed for a period expiring May 20, 1997, if so requested by Whale Securities Co., L.P. ("Whale") to nominate and use its best efforts to elect a designee of Whale as a director of the Company or, at Whale's option, as a non-voting adviser to the Company Board of Directors. Whale has not yet exercised its right to designate such a person.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

      During the Company's fiscal year ended December 31, 1996, the Company Board of Directors took action twelve (12) times by unanimous written consent.

      The Board does not currently have a stock, audit, nomination, compensation or similar committee.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's outstanding Common Stock, to file with the securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representation that no other reports were required. All Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners have been complied with.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

      The following table sets forth the aggregate compensation paid to the Named Executive Officers (as defined below). None of the company's other executive officers total annual salary and bonus for the year ended December 31, 1996 was $100,000 or more.

                                                                           Long Term
                                                 Annual Compensation(1)    Compensation
                                                 ----------------------    ------------
                                                                           Number of
   Name and                Fiscal                    Other Annual          Options        All Other
Principal Position         Year        Salary        Compensation          Granted(2)   Compensation
------------------         ----        ------        ------------          ----------   ------------
Mitchell Rubinson,          1996       $181,093           $12,993(6)           0
Chief Executive Officer     1995       $159,976           $15,223(3)           0
                            1994       $149,382           $ 5,912(4)           0(5)

Stephen R. Groth*           1996       $84,375(13)        $11,179(7)           0
Chief Financial Officer     1995       $117,962(8)        $12,084(9)           0
                            1994       $150,000(10)       $16,396(11)          0(12)
----------------------

* Mr. Groth resigned his positions from the Company effective April 1, 1997.

(1)   The columns for  "Bonus,"  "Restricted  Stock  Awards" and "LTIP  Payouts"  have been  omitted because there is no compensation required to be reported in such columns.

(2)   See "Aggregated  Fiscal year-End  Options Value table" for additional  information  concerning options granted.

(3)   Represents an automobile allowance of $12,000 and medical insurance premiums of $3,223.

(4)   Represents medical insurance premiums of $5,912.

(5)   As of February  27, 1995 each of the options  held by Mr.  Rubinson  was amended to reduce the stated  exercise  price  therein to the fair  market  value of the  Common  Stock of such date
      ($1.375). See "Option Repricings."

(6)   Represents an automobile allowance of $12,000 and medical insurance premiums of $993.

(7)   Represents an automobile allowance of $7,687 and medical insurance premiums of $3,492.

(8)   Paid by the Company,  which figure includes $35,389 paid by QPQ to the Company for Mr. Groth's services.

(9)   Represents an automobile  allowance of $9,000 and medical insurance  premiums of $3,084.  Such figure also  represents the following sums paid by QPQ to IFFC for Mr.  Groth's  services:  an automobile allowance of $2,700 and medical insurance premiums of $925.

(10)  Paid by the Company,  which figures include $75,000 paid by QPQ to the Company for Mr. Groth's services.

(11)  Represents  an  automobile  allowance of $4,500,  medical  insurance  premiums of $1,896 and a housing allowance in Poland of $10,000. Such figure also represents the following sums paid by
      QPQ to the Company for Mr.  Groth's  services:  an  automobile  allowance  of $2,250,  medical insurance premiums of $948 and a housing allowance in Poland of $5,000.

















(12)  As of February 27, 1995 each of the options held by Mr. Groth was amended to reduce the stated
      exercise price therein to the fair market value of the Common Stock on such date ($1.375). See
      "Option Repricings."

(13)  Paid by the Company,  which figure  includes $1,869 paid by QPQ to the Company for Mr. Groth's services.

EMPLOYMENT AGREEMENTS

      The Company entered into an employment agreement with Mitchell Rubinson, effective June 1, 1992. Mr. Rubinson's employment agreement provides that he will serve as Chairman of the Board, Chief Executive Officer and President for an initial term of three years, which the Company may extend for up to two additional years. His annual salary for the first year is $125,000, subject to annual 10% increases. Additionally, Mr. Rubinson is entitled to receive an annual incentive bonus in the amount of 2.5% of the Company's net income, after tax. Pursuant to the employment agreement, Mr. Rubinson is required to devote such portion of his business time to the Company as may be reasonably required by the Company's Board of Directors. Mr. Rubinson is entitled to four weeks of paid vacation during the first year of the Initial Term and six weeks of paid vacation during any subsequent year of his employment with the Company. As of November 1, 1994, Mr. Rubinson's employment agreement with the Company was amended to provide that for each day of vacation that Mr. Rubinson elects not to take, the Company will pay him an amount of money equal to the quotient of his then annual salary divided by 260. Mr. Rubinson's employment agreement requires that he not compete or engage in any business competitive with the Company's business for the term of the agreement and for one year thereafter. Mr. Rubinson is, in addition to salary, entitled to certain fringe benefits including an automobile allowance. Mr. Rubinson's employment agreement, as amended, provides for a payment of $125,000 in the event his employment is terminated by reason of his death or disability and a severance payment of twice the minimum annual salary then in effect plus the incentive bonus paid in the prior year, in the event his employment is terminated by the Company without cause. Mr. Rubinson's employment agreement does not provide for a severance payment in the event his employment is terminated for cause. On November 7, 1996, the Company amended its Employment Agreement with Mr. Rubinson pursuant to which the Agreement was extended to December 31, 1999. The Amended Agreement provides for a minimum annual salary of $183,012.50, during the first year and subject to a 10% annual increase for each of the remaining two years.

AGGREGATED FISCAL YEAR-ENDED OPTIONS VALUE TABLE

      The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of December 31, 1996. No stock options were exercised by the Named Executive Officers during the year ended December 31, 1996. No stock appreciation rights were granted or are outstanding.

                           Number of Unexercised Options Held     Value of Unexercised In-the-Money Options
                                  at December 31, 1996(1)                     at December 31, 1996
                           -----------------------------------    -----------------------------------------
      Name                   Exercisable      Unexercisable       Exercisable              Unexercisable
      ----                   -----------      -------------       -----------              -------------
Mitchell Rubinson........     150,000                  0          $   0                      $   0
Stephen R. Groth.........      40,000             10,000          $   0                      $   0


(1)   The  closing  bid  quotation  for the  Company's  Common  Stock as reported by the Wall Street
      Journal on December 31, 1996 was $.16 and $.30 on March 21, 1997.

OPTION REPRICINGS

      Since the Company's inception, the Company has issued, pursuant to the terms of the 1993 Stock Option Plan and 1993 Directors Stock Option Plan, a number of stock options to directors, executive officers and key employees. See

"SECURITY OWNERSHIP" for more information regarding the options granted to Mitchell Rubinson and Stephen R. Groth. As of February 27, 1995 the exercise price of each of the stock options granted by the Company was above the fair market value of the Common Stock underlying the stock options. In an effort to provide the holders of the stock options additional incentive to use their best efforts on behalf of the Company, as of February 27, 1995 each of the stock option agreements between the Company and Mitchell Rubinson and Stephen R. Groth was amended to reduce the exercise stated therein to the fair market value of the underlying common Stock on such date ($1.375).

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth, as of April 1, 1997, the number of shares of Common Stock of the company which were owned beneficially by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director and nominee for director, (iii) the Chief Executive Officer and the Chief Financial Officer of the Company (collectively, the "Named Executed Officer") and (iv) all directors and executive officers of the Company as a group:

                                                Amount
                                                Nature          Percentage of
      Name and Address of                       Beneficial      Outstanding
      Beneficial Owner(1)                       Ownership       Shares Owned(2)
      -------------------                       ---------       ---------------

Mitchell Rubinson................              4,650,000(3)         40.42%

Marilyn Rubinson.................              4,750,000(4)         35.57%

Jaime Rubinson...................              1,000,000(5)          9.21%

Kim Rubinson.....................              1,000,000(6)          9.21%

James F. Martin..................                  6,000              *

Dr. Mark Rabinowitz..............                 86,197              *

All directors and executive officers
 as a group

(four persons)...................              4,742,197(7)         41.22%
_______________________________

*     Less than 1%.

(1) The address of each of the listed beneficial owners identified is 1000 Lincoln Road, Suite 200, Miami, Florida 33139. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Amendment upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date of this Amendment have been exercised. As of April 1, 1997 there were 10,355,517 shares of Common Stock outstanding.

(3) Represents options to purchase 150,000 shares of Common Stock granted to Mr. Rubinson pursuant to the Company's Stock Option Plan that are immediately exercisable at an exercise price of $1.375 per share. Includes 80,000 shares of Common Stock presently owned by Mitchell and Edda Rubinson which are subject to an option granted to Whale Securities Co., L.P. ("Whale") to purchase at any time until August 30, 1998 at a purchase price of $5.50 per share. Includes 1,000,000 shares of Common Stock issuable upon conversion of a convertible debenture in the principal amount of $100,000 held by Mitchell and Edda Rubinson. Includes 3,500,000 shares of Common Stock owned by Mitchell and Edda Rubinson as tenants in the entirety.

(4) Includes 3,000,000 shares of Common Stock issuable upon conversion of a convertible debenture in the aggregate principal amount of $300,000.

(5)   Includes   500,000  shares  issuable  upon  conversion  of  a  convertible debenture in the principal amount of $50,000.

(6)   Includes   500,000  shares  issuable  upon  conversion  of  a  convertible debenture in the principal amount of $50,000.

(7)   See Note (3) above.

POSSIBLE CHANGES IN CONTROL OF THE COMPANY

      As of March 21, 1997, Mitchell Rubinson beneficially owned 40.42%, of the outstanding Common Stock. To the extent that non-affiliates of Mitchell Rubinson utilize (and Mr. Rubinson does not) the following described securities to purchase shares of the Company's Common Stock. Mitchell Rubinson's percentage ownership of the Company will be reduced. As of March 21, 1997, the Company had 10,355,517 shares of Common Stock issued and outstanding and ^shares of Common Stock reserved for issuance including: (i) 1,274,667 shares of Common Stock reserved for issuance upon conversion of ^shares of the Company's Preferred Stock (conversion price of $3.00 per share); (ii) 290,800 shares of Common Stock reserved for issuance upon exercise of warrants (exercise price of $7.00 per share); (iii) 324,235 shares of Common Stock reserved for issuance upon conversion of $2,756,000 in principal amount of Debentures (conversion price of $8.50 per share); (iv) 117,647 shares of Common Stock reserved for issuance upon conversion of $1,000,000 in principal amount of Debentures underlying warrants (conversion price of $8.50 per share); (v) 650,000 shares of Common Stock reserved for issuance upon the exercise of outstanding options under the Company's Stock Option Plan and Directors Stock Option Plan (collectively, the "Plans"); (vi) 130,000 shares of Common Stock reserved for issuance upon exercise of warrants (exercisable at $6.50 per share); and (vii) 5,000,000 shares of Common Stock reserved for issuance conversion of $500,000 in principal amount of Debentures (conversion price of $.10 per share).

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

SHARED FACILITIES

      The Company has shared with QPQ the use and cost of office space, Suites 200 and 206 and 210 at 1000 Lincoln Road, Miami, Florida. With respect to Suite 200, the Company and QPQ were responsible for $2,563 and $11,315, respectively of the lease payments made in the year ended December 31, 1996, $10,274 and $0, respectively, of the lease payments made in the year ended December 31, 1995. With respect to Suite 206, the Company and QPQ were ultimately responsible for $0 and $5,438, respectively of the lease payments made in the year ended December 31, 1996, $0 ^and $756, respectively, of the lease payments made in the year ended December 31, 1995.

      The Company operates a Burger King restaurant adjacent to a Domino's pizza restaurant operated by QPQ in Poland. The restaurant has its own counter service and kitchen area, but share common seating area. The Company and QPQ are jointly and severally liable under the lease, and costs are allocated between the companies.

BUSINESS OPPORTUNITIES

      Mitchell Rubinson serves as the Chairman of the Board, Chief Executive Officer and President of each of the Company and QPQ. In order to limit possible future conflicts of interest the Company and QPQ have agreed that QPQ will not engage in hamburger fast-food operations and the Company and QPQ will not engage in pizza fast-food operations.

CONSULTING AGREEMENT WITH QPQ CORPORATION

      On July 25, 1993 the Company entered into a three year consulting agreement (the "Consulting Agreement") with QPQ, of which Mitchell Rubinson and Capital Brands owned approximately 18% and 22.8%, respectively, of the outstanding common stock as of April 15, 1995. Under the terms of such agreement, the Company is required to assist QPQ generally with operational and administrative matters. Pursuant to the consulting Agreement, as amended on July 27, 1994 and January 1, 1995, the company provides to QPQ: (1) the services of the Company chief Financial Officer for not more than 30% of his business time;
(2) the services of the Company's Controller for not more than 30% of his business time; and (3) the services of managerial, general office and staff personnel of the Company. In exchange for such services, QPQ is required to pay the company; (1) 30% of the cost of all compensation and benefits provided by the Company to its Chief Financial Officer; (2) 27.5% of all compensation and benefits provided by the company to its Controller; and (3) all costs and expenses incurred by the company in connection with the services rendered pursuant to the Consulting Agreement. In the year ended December 31, 1996 and the year ended December 31, 1995, QPQ's obligations to the Company pursuant to the terms of the Consulting Agreement aggregated to $4,225 and $218,742, respectively. QPQ terminated the agreement with IFFC in June 1996. In connection with the signing of the Consulting Agreement, QPQ granted the Company an option to purchase up to 250,000 shares of QPQ's Common Stock at an exercise price of $6.00 per share. This option was terminated in June 1996 for a $10,000 cash payment to the Company from QPQ.

      In April 1995 IFFC's majority-owned subsidiary (85%), IFFP, entered into a consulting agreement (the "Subsidiary consulting Agreement") with the wholly-owned subsidiary of QPQ, Pizza King Polska, pursuant to which IFFP has agreed to provide Pizza King Polska with all general staff and administrative support required by Pizza King Polska to operate its Domino's Store business. The services of Leon Blumenthal have been made available to Pizza King Polska and QPQ pursuant to the Subsidiary Consulting Agreement. In exchange for such services IFFP receives from Pizza King Polska a sum equivalent to 10% of Pizza King Polska's sales and reimbursement of expenses. In the years ended December 31, 1996 and December 31, 1995 Pizza King Polska's obligations to IFFP pursuant to the terms of the subsidiary Consulting Agreement aggregated to $64,999 and $116,723. In June 1996 this agreement was terminated.

PRIVATE PLACEMENT WITH RUBINSON

      In June 1996, after considering various alternatives and including the market price for the Company's Common Stock, its trading volume and various time constraints the Board of Directors authorized the issuance of 2,200,000 shares of the Company's Common Stock for a total purchase price of $110,000 to Mitchell Rubinson and his wife Edda. The Company used the proceeds from the sale of the shares for payment of interest on the Company's Convertible Subordinated Debentures.

TRANSACTION WITH CAPITAL BRANDS

      In connection with the share exchange between CompScript and Capital Brands in April 1996, CompScript required Capital Brands to exchange 1,300,000 shares of Common Stock of IFFC for 1,300,000 shares of Capital Brands Common Stock owned by Mr. Rubinson and his wife Edda. This transaction was consummated on April 26, 1996.

ADDITIONAL SECURITIES TRANSACTIONS

      In January 1997, Marilyn Rubinson, the mother of Mitchell Rubinson, Jaime Rubinson and Kim Rubinson, Mr. Rubinson's daughters, purchased $300,000, $50,000 and $50,000 aggregate principal amount of convertible debentures, respectively. The debentures bear interest at 8% per annum and mature on January 13, 1999. The debenture are convertible into shares of the Company's Common Stock at $.10 per share. The proceeds from the sale of debentures were used to fund the cost and expenses in connection with the Company's litigation against BKC and general working capital. In January 1997, Mr. Rubinson and his wife, Edda purchased from the Company convertible debentures in the aggregate principal amount of $100,000. The debentures bear interest at 8% percent per annum and mature on January 13, 1999. The debentures convert into shares of the Company's Common Stock at $.10 per share.

      Each party has taken the position that they have not entered into any contracts, arrangements, or understandings with Mr. Rubinson with respect to control of the Company.

LITIGATION FINANCING AGREEMENT

      See Item 3 Legal Proceedings.

SECURITIES PURCHASES

      In September 1996, the Company had woring capital needs, as well as, incurred additional expenses in connection with the BKC Litigation. The Board of Directors of IFFC authorized the sale of 2,500,000 shares of common stock, of which IFFC sold 250,000 shares each to Marilyn Rubinson, Jaime Rubinson and Kim Rubinson, the mother and daughters of Mitchell Rubinson, the Company's President at $.10 per share.

      In November 1996, the Company had additional working capital needs. The Board of Directors of IFFC authorized the sale of 500,000 shares of common stock of IFFC. IFFC sold 250,000 shares each to Jaime Rubinson and Kim Rubinson, the daughters of Mitchell Rubinson, the Company's President at $.10 per share.

      In December 1996, IFFC had outstanding an interest payment of approximately $125,000 in connection with its Convertible Subordinated Debentures and additional working capital needs. After considering various alternatives and factors, the Board of Directors of IFFC authorized the sale of 1,500,000 shares of common stock of IFFC to Marilyn Rubinson, the Mother of Mitchell Rubinson, the Company's President at $.10 per share.

      Each party has taken the position that they have not entered into any contracts, arrangements, or understandings with Mr. Rubinson with respect to control of the Company.

                                     PART IV


ITEM 1.     EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

     (A)    EXHIBITS:

            (I)   GENERAL

            EXHIBIT     DESCRIPTION
            -------     -----------
               3.1      IFFC's Articles of Incorporation(1), as amended(12,20)
               3.2      IFFC's Bylaws(1)
               4.1      Specimen Common Stock Certificate(1)
               4.2      Warrant  Agreement,  dated May 21, 1992,  between IFFC and Whale  Securities
                        Co., L.P. ("Whale")(1)
               4.3      Form of Indenture  relating to 9%  Convertible  Subordinated  Debentures Due
                        2007 (including form of Debenture)(2)(4.3)(3)
               4.4      Form of  Warrant  Agreement,  dated  December  28,  1992,  between  IFFC and
                        Whale(4.4)(2)
               4.5      Warrant  Agreement,  dated  January 14, 1994,  between IFFC and  Continental
                        Stock Transfer & Trust Company, including form of Warrants(8)
               4.6      Unit Certificate(8)
               4.7      Series A 6% Convertible Preferred Stock Certificates(12)
               10.1     Development  Agreement,  dated as of  September  24, 1991,  between  Capital
                        Brands,  Mitchell  Rubinson and BKC (including form of Burger King Franchise
                        Agreement) (the "Development Agreement")(1)
               10.2     Modification of Development  Agreement,  dated as of March 26, 1992, between
                        BKC, Capital Brands, Mitchell Rubinson and IFFC(1)
               10.3     Assignment and  Assumption  Agreement,  dated as of March 26, 1992,  between
                        BKC, Capital Brands and IFFC assigning the Development Agreement to IFFC(1)
               10.4     IFFC's 1992 Stock Option Plan(1)
               10.5     IFFC's 1992 Directors Stock Option Plan(1)
               10.6     Employment  Agreement,  dated February 1, 1993,  between IFFC and Stephen R.
                        Goth(4)
               10.7     Amendment,  dated December 12, 1995, to credit facility, dated May 20, 1994, between IFFC and Bank Handlowy (15)
               10.8     Product Distribution  Agreement,  dated September 21, 1994, between IFFC and
                        Logistic and Distribution Systems Sp.zo.o(13)(10.2)
               10.9     Form of Indemnification  Agreement between IFFC and each of IFFC's Directors and Executive Officers(1)
               10.10    Agreement to Assign Litigation Proceeds, dated as of January 25, 1996, among
                        IFFC,  IFFP and  Funding,  with  exhibits  including  the  Escrow  Indemnity
                        Agreement among IFFC, IFFP, Funding and Escrow Agent(16)(10.1)
               10.11    Amendment,  dated August 31, 1995,  to credit  facility,  dated  January 28,
                        1993, between IFFP and AmerBank (15)
               10.12    Restaurant  Site  Lease,  dated  October  26,  1992,  between  IFFC  and the
                        Municipal Houses Administration(2)














                                      45






               10.13    Restaurant  Site Lease,  dated  September 24, 1991,  between  Kolmer and the
                        Warsaw District  Authorities-Scrodmicscie,  including  appendix to the lease
                        agreement,   dated  September  7,  1992,   between  IFFC  and  the  District
                        Authorities Warzawa-Scrodmicscie(2)
               10.14    Franchise Agreement, dated September 17, 1992, between IFFC and BKC(2)
               10.15    Franchise Agreement, dated September 17, 1992, between IFFC and BKC(2)
               10.16    Franchise Agreement, dated December __, 1992, between IFFC and BKC(4)
               10.17    Schedule of Franchise Agreements(12)
               10.18    Litigation Fee Agreement, dated April 7, 1996, among Joel Hirschhorn,  P.A.,
                        IFFC and IFFP (15)
               10.19    Amendment,  dated  October 30, 1995, to credit  facility,  dated January 28,
                        1993, between IFFP and AmerBank (15)
               10.20    Credit Facility, dated February 1, 1996, between IFFP and AmerBank (15)
               10.21    Intentionally Omitted
               10.22    Credit Facility, dated February 11, 1993, between IFFC and Credit Suisse(4)
               10.23    Credit  Facility,  dated  February  12,  1993,  between IFFC and AmerBank in
                        Poland S.A.(4)
               10.24    Credit Facility, dated January 28, 1993, between IFFC and AmerBank in Poland
                        S.A.(4)
               10.25    Employment  Agreement,  dated  as of  January  28,  1992,  between  IFFC and
                        Mitchell Rubinson, as amended(5)(19.1)
               10.26    Restaurant Site Sublease,  dated December 21, 1992, between IFFC and Dantex, amending that restaurant site sublease,  dated August 5, 1992,  between IFFC and Dantex(5)(19.2)
               10.27    Franchise Agreement, dated June 28, 1993, between IFFC and BKC(10.1)(6)
               10.28    Consulting  Agreement,  effective  as of July  25,  1993,  between  IFFC and
                        IPC(6)(10.2)
               10.29    Stock Option  Agreement,  effective  as of July 25,  1993,  between IFFC and
                        IPC(6)(10.3)
               10.30    Key Man Life  Insurance  Policy,  dated  August 7,  1993,  insuring  life of
                        Mitchell Rubinson with IFFC as beneficiary(10.1)(7)
               10.31    Agreement  dated June 8, 1995, to purchase the sublease  rights  relating to
                        Dantex(14)(10.1)
               10.32    Restaurant  Site Lease and Lease Option  Agreement,  dated January 17, 1994, between PTTK, IFFC and IPC(8)
               10.33    Restaurant Site Sublease, dated January 17, 1994, between Ambrozja, IFFC and
                        IPC(8)
               10.34    Restaurant Site Sublease,  dated January 17, 1994, between Hofmokl, IFFC and
                        IPC(8)
               10.35    Restaurant Site Master Lease Agreement, dated May 21, 1993, between IFFC and
                        Centrum(8)
               10.36    Restaurant Site Lease, dated December 24, 1993, between IFFC and Centrum(8)
               10.37    Restaurant  Site  Lease,  dated  November  16,  1993,  between  IFFC and Jan
                        Kosmowski, Justine Irene Kosmowski and Krysztof Kosmowski(8)
               10.38    Restaurant Site Lease, dated January 10, 1994, between IFFC and Multico(8)
               10.39    Stock Option Agreement,  dated as of May 21, 1992, between IFFC and Mitchell
                        Rubinson(8)
               10.40    Stock  Option  Agreement,  dated as of  February 1, 1993,  between  IFFC and
                        Steven R. Groth(8)















                                      46





               10.41    Stock  Option  Agreement,  dated as of  February 1, 1993,  between  IFFC and
                        Mitchell Rubinson(8)
               10.42    Registration Rights Agreement, dated as of August 31, 1993, between IFFC and
                        Whale(8)
               10.43    Restaurant  Site Lease,  dated  January 19, 1994,  between IFFC and Garrison
                        Flats Administration(8)
               10.44    First Amendment to Consulting  Agreement,  dated July 27, 1994, between IFFC and IPC(10)
               10.45    Second Amendment to Consulting  Agreement,  effective as of January 1, 1995, between IFFC and IPC (12)
               10.46    Management Agreement, dated January 1, 1995, between IFFC and IFFP(12)
               10.47    Consulting  Agreement,  dated as of July 27, 1994,  between IFFC and Capital
                        Brands(10)
               10.48    Amendment No. 2 to Employment Agreement,  dated March 31, 1995, between IFFC and Mitchell Rubinson(12)
               10.49    Credit Facility,  dated February 23, 1994, between IFFC and American Bank in
                        Poland, S.A.(12)
               10.50    Credit   Facility,   dated   May   30,   1994,   between   IFFC   and   Bank
                        Handlowy(10)(10.1)
               10.51    Office  Site  Lease,  dated  November  25,  1993,  between IPC and Cogik and
                        Amendment to Office Site Lease,  dated  September  9, 1994,  between IPC and
                        Cogik(12)
               10.52    Restaurant Site Lease,  dated __ 12, 1994 between IFFC and Centrum [Katowicz
                        2](11)(10.1)
               10.53    First Amendment to Restaurant Site Lease,  dated February 24, 1994,  between
                        IFFC and Jan Kosmowski, Justine Kosmowski and Krysztof Kosmowski(12)
               10.54    Second and Third  Amendment  to  Restaurant  Site Lease,  dated May 9, 1994, between IFFC and Jan Kosmowski, Justine Kosmowski and Krysztof Kosmowski(12)
               10.55    Hamburger Bun Supply Agreement, dated February 1994, between IFFC and Danish
                        Food Products, Poland(12)
               10.56    Commitment Letter,  dated April 12, 1996 from AmerBank to IFFC regarding two credit facility amendments.
               10.57    Amendment  No. 3 to  Employment  Agreement,  dated  November 7, 1996 between
                        Mitchell Rubinson and IFFC.(20)
               10.58    Restaurant  Development  Agreement  dated  March 14, 1997  between  IFFC and
                        BKC.(19)
               10.59    Franchise Agreement dated March 14, 1997 between IFFC and BKC.(19)
               10.60    Amendment to Agreement to Assign  Litigation  Proceeds,  dated as of July 3,
                        1996, among IFFC, IFFP and Funding.(17)(10.1)
               10.61    Agreement to Assign  Litigation  Proceeds,  dated as of September  11, 1996, among IFFC and IFFP(20)
               14.1     Trademark  Protection  Certificate No. 74441;  Trademark [logo] Burger King;
                        Owner: BKC(12)
               14.2     Trademark Protection Certificate No. 74442; Trademark [word] Whopper; Owner:
                        BKC(12)
               14.3     Trademark Protection  Certificate No. 74443;  Trademark [words] Burger King;
                        Owner: BKC(12)
               22.1     Subsidiaries of IFFC(12)













                                      47







     (II)   EXECUTIVE COMPENSATION PLANS

            EXHIBIT     DESCRIPTION
            -------     -----------

             10.4       IFFC's 1992 Stock Option Plan(1)
             10.5       IFFC's 1992 Directors Stock Option Plan(1)
             10.6       Intentionally Omitted
             10.7       Intentionally Omitted
             10.8       Intentionally Omitted
             10.9       Form of Indemnification  Agreement between IFFC and each of IFFC's Directors and Executive Officers(1)
             10.10      Employment  Agreement,  dated  as of  January  28,  1992,  between  IFFC and
                        Mitchell Rubinson, as amended(19.1)(5)
             10.39      Stock Option Agreement,  dated as of May 21, 1992, between IFFC and Mitchell
                        Rubinson(8)
             10.40      Stock  Option  Agreement,  dated as of  February 1, 1993,  between  IFFC and
                        Steven R. Groth(8)
             10.41      Stock  Option  Agreement,  dated as of  February 1, 1993,  between  IFFC and
                        Mitchell Rubinson(8)
             10.48      Amendment No. 2 to Employment Agreement,  dated March 31, 1995, between IFFC and Mitchell Rubinson(12)
             10.57      Amendment  No. 3 to  Employment  Agreement,  dated  November 7, 1996 between
                        Mitchell Rubinson and IFFC.(20)
             27         Financial Data Schedule (Electronic filing only)
_____________________

      (1)   Incorporated  by  reference  to the  exhibit  of  the  same  number  filed  with  IFFC's
            Registration Statement on Form S-1 (File No. 33-46784)
      (2)   Incorporated  by  reference  to the  exhibit  of  the  same  number  filed  with  IFFC's
            Registration Statement on Form S-1 (File No. 33-55284)
      (3)   Incorporated by reference to the exhibit number indicated filed with IFFC's Registration
            Statement on Form S-1 (File No. 33-55284)
      (4)   Incorporated  by reference  to the exhibit of the same number  filed with the  Company's
            Form 10-KSB for the fiscal year ended December 31, 1992.
      (5)   Incorporated by reference to the exhibit number  indicated filed with IFFC's Form 10-KSB for the fiscal year ended December 31, 1992.
      (6)   Incorporated by reference to the exhibit number  indicated filed with IFFC's Form 10-QSB for the quarterly period ended June 30, 1993
      (7)   Incorporated by reference to the exhibit number  indicated filed with IFFC's Form 10-QSB for the quarterly period ended September 30, 1993
      (8)   Incorporated  by  reference  to the  exhibit of the same  number  filed with IFFC's Form
            10-KSB for the year ended December 31, 1993.
      (9)   Incorporated by reference to the exhibit number  indicated filed with IFFC's Form 10-QSB for the quarterly period ended March 31, 1994.
      (10)  Incorporated by reference to the exhibit number  indicated filed with IFFC's Form 10-QSB for the quarterly period ended June 30, 1994
      (11)  Incorporated by reference to the exhibit number  indicated filed with IFFC's Form 10-QSB for the quarterly period ended September 31, 1994.
      (12)  Incorporated  by  reference  to the  exhibit of the same  number  filed with IFFC's From
            10-KSB for the year ended December 31, 1994.



















      (13)  Incorporated by reference to the exhibit number  indicated filed with IFFC's Form 10-QSB for the quarter ended March 31, 1995.
      (14)  Incorporated by reference to the exhibit number  indicated filed with IFFC's Form 10-QSB for the quarter ended June 30, 1995.
      (15)  Incorporated  by reference the exhibit number  indicated filed with IFFC's Form 10-K for the year ended December 31, 1995.
      (16)  Incorporated  by reference to the exhibit  number  indicated  filed with IFFC's Form 8-K dated January 30, 1996.
      (17)  Incorporated  by reference to the exhibit  number  inidcated  filed with IFFC's Form 8-K dated July 3, 1996.
      (18)  Incorporated  by  reference  the exhibit  number  indicated  filed IFFC's Form 8-K dated
            December 3, 1996.
      (19)  Incorporated by reference the exhibit number  indicated filed with IFFC's Form 8-K dated
            March 14, 1997.
      (20)  Filed herewith.

      (B)   REPORTS ON FORM 8-K:

            IFFC filed a report dated December 3, 1996 on Form 8-K during the quarterly period ended
            December 31, 1996 with respect to the  delisting  of the  Company's  Common Stock on the
            Pacific Stock Exchange.


                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, IFFC has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 INTERNATIONAL FAST FOOD CORPORATION


DATE:  April 14, 1997            By:/s/ Mitchell Rubinson
                                    --------------------------------------------
                                     Mitchell Rubinson, Chairman of the Board,
                                     Chief Executive Officer and President
                                     [Principal Executive Officer]


DATE:  April 14, 1997            By:/s/ James F. Martin
                                    --------------------------------------------
                                     James F. Martin, Vice President, Chief
                                     Financial Officer and Treasurer [Principal
                                     Financial Officer and Principal Accounting
                                     Officer]


      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of IFFC and in the capacities and on the dates indicated:


DATE:  April 14, 1997            /s/ Mitchell Rubinson
                                 -----------------------------------------------
                                 Mitchell Rubinson, Director


DATE:  April 14, 1997            /s/ James F. Martin
                                 -----------------------------------------------
                                 James F. Martin, Director


DATE:  April 14, 1997            /s/ Dr. Mark Rabinowitz
                                 -----------------------------------------------
                                 Dr. Mark Rabinowitz, Director

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS






                                                                       Page

                  Reports of Independent Accountants                F-2 - F-3


                  Consolidated Balance Sheets as of
                  December 31, 1996 and 1995                        F-4 - F-5


                  Consolidated Statements of Operations
                  for the Years Ended December 1996 and
                  1995                                                 F-6


                  Consolidated Statements of
                  Shareholders' Equity for the Years
                  Ended December 31, 1996 and 1995                     F-7


                  Consolidated Statements of Cash Flows
                  for the Years Ended December 31, 1996
                  and 1995                                          F-8 - F-10


                  Notes to Consolidated Financial
                  Statements                                       F-11 - F-25

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

Board of Directors
International Fast Food Corporation
Miami Beach, Florida


We have audited the accompanying consolidated balance sheet of International Fast Food Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Fast Food Corporation and subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                                 Moore Stephens Lovelace, P. L.
                                 Certified Public Accountants

Orlando, Florida
March 27, 1997

REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Directors
of International Fast Food Corporation

We have audited the accompanying consolidated balance sheet of International Fast Food Corporation and Subsidiaries as of December 31, 1995, and the related consolidated statement of operations, shareholders equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis. evidence supporting the amounts and disclosure in the financial statements. An audit also includes evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Fast Food Corporation and Subsidiaries as of December 31, 1995, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying 1995 financial statements, the Company incurred a substantial operating loss and has entered into litigation with Burger King Corporation. This litigation may result in significant cash requirements, which could impair the Company's ability to fund its operations or meet its capital requirements, These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements, as of and for the year ended December 31, 1995, do not include any adjustments related to the recoverability and classification of asset carrying amounts (including recoverability of Burger King Developments Rights) or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.




COOPERS & LYBRAND L.L.P.

Miami, Florida
March 29, 1996,  except for the  information
In Note 6, as to which the date is April 12, 1996

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                    ASSETS




                                                        December 31,
                                              ------------------------------
                                                  1996              1995
                                              ------------       -----------

CURRENT ASSETS:

   Cash and cash equivalents                 $     194,269      $    253,510
   Restricted cash                                 500,000           500,000
   Receivables                                      42,348            50,866
   Inventories                                     300,217           384,434
   Advances to affiliate                           228,984            49,087
   Prepaid expenses                                 53,794            38,989
                                              ------------       -----------

      Total Current Assets                       1,319,612         1,276,886
                                              ------------       -----------


FURNITURE, EQUIPMENT AND
   LEASEHOLD IMPROVEMENTS, NET                   5,586,844         6,625,941

DEFERRED DEBENTURE ISSUANCE COSTS,
   NET OF ACCUMULATED AMORTIZATION
   OF $124,155 AND $90,899,
   RESPECTIVELY                                    308,170           341,426

OTHER ASSETS, NET                                  618,978           364,701

BURGER KING DEVELOPMENT RIGHTS,
  NET OF ACCUMULATED AMORTIZATION
  OF $229,462 IN 1995                                 -              147,736
                                              ------------       -----------



   Total Assets                               $  7,833,604       $ 8,756,690
                                              ============       ===========





                            See Accompanying Notes

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS, Continued

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       December 31,
                                              ------------------------------
                                                  1996              1995
                                              ------------       -----------

CURRENT LIABILITIES:

   Accounts payable                           $    454,697       $   354,823
   Accrued interest payable                         10,335            21,580
   Other accrued expenses                        1,009,606           473,127
   Bank credit facilities payable                1,220,495         1,604,248
   Other notes payable                              69,307              -
   Payable to affiliate                            149,382              -
   Non-interest bearing obligation
     payable to minority shareholder
     of IFF Polska                                 500,000           500,000
                                              ------------      ------------
      Total Current Liabilities                  3,413,822         2,953,778
                                              ------------      ------------

   LONG TERM CREDIT FACILITIES PAYABLE             300,000              -

   9% SUBORDINATED CONVERTIBLE
     DEBENTURES, DUE 2007                        2,756,000         2,756,000
                                              ------------      ------------

      Total Liabilities                          6,469,822         5,709,778
                                              ------------      ------------

MINORITY INTEREST IN NET ASSETS OF
   CONSOLIDATED SUBSIDIARY                         460,361           689,681
                                              ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

   Preferred Stock, $.01 par value,
   (liquidation preference of
   $3,824,000), 1,000,000 shares
   authorized; 38,240 and 50,030
   shares issued and outstanding,
   respectively                                        382               500

   Common Stock, $.01 par value,
   100,000,000 shares authorized;
   10,322,521 and 3,759,564 shares
   issued and outstanding, respectively            103,225            37,595

   Additional paid-in capital                   14,523,361        14,046,571
   Accumulated deficit                         (13,706,261)      (11,727,435)

   Accumulated translation adjustment          (    17,286)             -
                                              ------------      ------------

      Total Shareholders' Equity                   903,421         2,357,231
                                              ------------      ------------

      Total Liabilities and
          Shareholders' Equity                $  7,833,604      $  8,756,690
                                              ============      ============

                            See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year Ended December 31,
                                              ------------------------------
                                                  1996              1995
                                              ------------      ------------

SALES                                         $  5,351,427      $  4,688,707

FOOD AND PACKAGING COSTS                         2,286,261         2,202,133
                                              ------------      ------------

GROSS PROFIT                                     3,065,166         2,486,574

RESTAURANT OPERATING EXPENSES:
  Payroll and related costs                        816,048           737,434
  Occupancy and other operating expenses         1,535,378         1,359,705
  Depreciation and amortization                    984,707           839,610
                                              ------------      ------------
   Total Restaurant Operating
      Expenses                                   3,336,133         2,936,749
                                              ------------      ------------

                                                  (270,967)         (450,175)
                                              ------------      ------------

GENERAL AND ADMINISTRATIVE EXPENSES              1,551,129         2,273,343

OTHER INCOME (EXPENSES):
   Interest and other income                        60,511           115,203
   Interest expense, including
      amortization of debenture
      issuance costs                           (   446,561)      (   519,869)
   Gain from foreign currency
      translation                                     -               96,525
                                              ------------      ------------

          Total other expenses                 (   386,050)      (   308,141)
                                              ------------      ------------
LOSS BEFORE MINORITY INTEREST
   AND EXTRAORDINARY GAIN                      ( 2,208,146)      ( 3,031,659)

MINORITY INTEREST IN LOSSES OF
   CONSOLIDATED SUBSIDIARY                         229,320           419,108
                                              ------------      ------------

LOSS BEFORE EXTRAORDINARY GAIN                 ( 1,978,826)      ( 2,612,551)

EXTRAORDINARY GAIN FROM EXCHANGE
   OF DEBENTURES                                      -            1,106,642
                                              ------------      ------------

NET LOSS                                      $( 1,978,826)     $( 1,505,909)
                                              ============      ============
LOSS PER COMMON SHARE:
   Before extraordinary gain                  $(       .37)     $(       .80)
   Extraordinary gain                                 -                  .30
                                              ------------      ------------

NET LOSS                                      $(       .37)     $(       .50)
                                              ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                               5,967,325         3,630,742
                                              ============      ============

                            See Accompanying Notes

                               INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  For the Years Ended December 31, 1996 and 1995


                                          Common                 Preferred   Additional   Accumulated
                                          Stock                   Stock      Paid In     Translation     Accumulated
                              Shares      Amount      Shares      Amount     Capital      Adjustment       Deficit         Total
                             --------    --------    --------    --------   ----------   -----------     -----------      ------

Balances,
   December 31, 1994       3,472,044   $  34,720        -       $   -      $10,277,698          -       $( 9,928,670)    $  383,748

Exchange of
   9% Convertible
   Debentures for
   preferred stock               -          -         56,360         564     3,757,026          -               -         3,757,590
Forfeiture of
   escrow shares          (  200,000)   (  2,000)       -           -            2,000          -               -              -
Stock dividends              276,542       2,765        -           -          290,091          -        (   292,856)          -
Conversion of
   preferred stock           210,978       2,110    (  6,330)    (    64)  (     2,046)         -               -              -
Loss on repurchase
   of common stock
   of consolidated
   subsidiary                   -           -           -           -      (   278,198)         -               -        (  278,198)
Net loss for the
   year                         -           -           -           -             -             -        ( 1,505,909)    (1,505,909)
                          ----------    --------    --------     -------   -----------     ---------    ------------    -----------
Balances,
   December 31,1995        3,759,564      37,595      50,030         500    14,046,571          -        (11,727,435)     2,357,231

Conversion of
   preferred stock           392,957       3,930    ( 11,790)    (   118)  (     3,812)         -               -              -
Common Stock issued
   in exchange for
   professional services     620,000       6,200        -           -           81,102          -               -            87,302
Private placement of
   Common Stock
   for cash                5,550,000      55,500        -           -          389,500          -               -           445,000
Payment received for
   termination of stock
   option        -              -            -          -           -            10,000          -              -            10,000
Translation adjustments         -           -           -           -             -         ( 17,286)           -        (   17,286)
Net loss for the year           -           -           -           -             -             -        ( 1,978,826)    (1,978,826)
                          ----------    --------    --------     -------   -----------     ---------    ------------    -----------
Balances,
   December 31,1996       10,322,521    $103,225      38,240     $   382   $14,523,361     $( 17,286)   $(13,706,261)   $   903,421
                          ==========    ========    ========     =======   ===========     =========    ============    ===========

































                                                       See Accompanying Notes
                                                                 F-7

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year Ended December 31,
                                              ------------------------------
                                                  1996              1995
                                              ------------      ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:

   Net loss                                   $( 1,978,826)     $( 1,505,909)
   Adjustment to reconcile net
      loss to net cash used in
      operating activities:
      Amortization and depreciation              1,174,837         1,048,892
      Extraordinary gain on debenture
          exchange for stock                          -          ( 1,106,642)
      Minority interest in losses of
          subsidiary                           (   229,320)      (   419,108)
   Changes in operating assets and
      liabilities:
          Receivables                                8,518           280,350
          Accrued interest receivable                 -                3,990
          Inventories                               84,217             1,984
          Prepaid expenses                     (    14,805)              978
          Accounts payable and
             accrued expenses                      552,410       (     9,161)
                                              ------------      ------------

   Net cash used in operating
      activities                               (   402,969)      ( 1,704,626)
                                              ------------      ------------


CASH FLOWS FROM INVESTING
  ACTIVITIES:

   Sale of (Payments for)
      furniture, equipment and
      leasehold improvements, net                  129,113       (   331,030)
   Changes in other assets, net                (   178,138)            4,928
                                              ------------      ------------

   Net cash used in
      investing activities                     (    49,025)      (   326,102)
                                              ------------      ------------














                            See Accompanying Notes

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                                                  Year Ended December 31,
                                              ------------------------------
                                                  1996              1995
                                              ------------      ------------

CASH FLOWS FROM FINANCING
   ACTIVITIES:

   Advances from (to) Affiliate, net                38,792       (     4,833)
   Repayments of bank credit
      facilities                               (   383,753)      (   311,625)
   Payment for termination of option                10,000              -
   Borrowings under bank credit
      facilities                                   300,000              -
   Net Proceeds from issuance of
      IFF Common stock                             445,000              -
                                              ------------      ------------
   Net cash provided by (used in)
      financing activities                         410,039       (   316,458)
                                              ------------      ------------

FOREIGN CURRENCY TRANSLATION
   ADJUSTMENT                                 (     17,286)             -
                                              ------------      ------------

DECREASE IN CASH AND
   CASH EQUIVALENTS                           (     59,241)      ( 2,347,186)

BEGINNING CASH AND CASH EQUIVALENTS                253,510         2,600,696
                                              ------------      ------------

ENDING CASH AND CASH EQUIVALENTS              $    194,269      $    253,510
                                              ============      ============

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:

   Cash paid during the year for:
      Interest                                $    424,550      $    546,524
                                              ============      ============

SUPPLEMENTAL SCHEDULE OF NON
   CASH INVESTING & FINANCING
   ACTIVITIES:
Year Ended December 31, 1995:

      Issuance of 56,360 shares of Preferred Stock upon the exchange of $5,636,000 of the 9% Subordinated Convertible Debentures.

      Contribution by Capital Brands, Inc. ("CBI") of 200,000 shares of the Company's Common Stock back to the capital of the Company.

      Declaration and payment of stock dividends of 276,542 shares of Common Stock to Preferred Shareholders.

      Issuance of 210,978 shares of Common Stock upon the exchange of 6,330 shares of Preferred Stock.

      Assignment of 400,000 shares of Common Stock back to the Company in connection with a Stock Repurchase Agreement with CBI, Mitchell Rubinson and Marilyn Rubinson for 336,364, 31,818 and 31,818 shares, respectively.

                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued


SUPPLEMENTAL SCHEDULE OF NON
   CASH INVESTING & FINANCING
   ACTIVITIES, Continued:

      Repurchase of 5% of the outstanding shares of IFFP in exchange for a non-interest bearing obligation in the amount of $500,000.

Year Ended December 31, 1996:

      Issuance of 392,957 shares of Common Stock upon the exchange of 11,790 shares of Preferred Stock.

      Issuance of 620,000 shares of Common Stock in payment of legal and professional fees.










































                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION:

      International Fast Food Corporation (the "Company" or "IFFC") was organized for the purpose of developing and operating franchised Burger King restaurants in the Republic of Poland ("Poland"). A former majority shareholder of the Company, Capital Brands, Inc. ("CBI") entered into an exclusive development agreement (the "Development Agreement") with Burger King Corporation ("BKC") and assigned all its rights and obligations under the Development Agreement to the Company. On September 24, 1996, the Development Agreement expired and on March 11, 1997 was replaced with a new ten year agreement expiring on September 30, 2007.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of the Company and its majority-owned (85%) Polish subsidiary, International Fast Food Polska ("IFF Polska" or "IFFP"), a limited liability corporation, and IFFP's three wholly-owned Polish limited liability corporations. All significant intercompany transactions and balances have been eliminated in consolidation.

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

      The official currency that may be used in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. On January 1, 1995, the National Bank of Poland introduced a new currency unit a zloty (a "new zloty"). New zlotys are equivalent to 10,000 old zlotys ("old zlotys"). Old zlotys remained legal tender until December 31, 1996, after which date they are only exchangeable at certain banks. All references in this document to zlotys are to old zlotys. At December 31, 1996 and 1995, the exchange rate was 28,725 and 24,680 old zlotys per dollar, respectively. Monetary assets and liabilities are translated from the local currency, the "zloty", to U.S. dollars at the period end exchange rate. Non-monetary assets, liabilities, and related expenses, primarily furniture, equipment, leasehold improvements and related depreciation and amortization, are translated using historical exchange rates. Income and expense accounts, excluding depreciation and amortization, are translated at an annual weighted average exchange rate.

      The accounts of IFFP are measured using the zloty. Due to Poland's highly inflationary environment through December 31, 1995, generally accepted accounting principles required IFFC to calculate and recognize on its statement of operations its currency translation gains or losses associated with IFFP. For the year ended December 31, 1995 , IFFC had a foreign currency translation gain of $96,525. Due to the reduction in Polands inflation rate, effective for the year ended December 31, 1996, IFFC is no longer required pursuant to generally accepted accounting principles to recognize currency translation gains or losses in its statement of operations. Accordingly, for the year ended December 31, 1996, IFFC recognized a currency translation loss of $17,286 which is included in shareholders' equity under the caption Accumulated Translation Adjustment.

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

      LIQUIDITY  AND PLAN OF  OPERATIONS  - As Of December  31,  1996,  IFFC had
negative  working  capital  of  approximately   $2,094,210  and  Cash  and  Cash
Equivalents of $194,269. IFFC's working capital and cash position were significantly improved by the settlement of the BKC Litigation in March 1997 (See Note 13). Although IFFC believes that it has sufficient funds to finance its present plan of operations through December 31, 1997. IFFC cannot reasonably estimate how long it will he able to satisfy its cash requirements. The capital requirements relating to implementation of the New BKC Development Agreement are significant. Based upon current assumptions, IFFC will seek to implement its business plan utilizing its Cash and Cash Equivalents and cash generated from restaurant operations. In order to satisfy the capital requirements of the New BKC Development Agreement IFFC will require resources substantially greater than the amounts it presently has or amounts that can be generated from restaurant operations. Other than its existing Bank Credit Facilities (See Note 6), IFFC has no current arrangements with respect to, or sources of additional financing and there can be no assurance that IFFC will be able to obtain additional financing or that additional financing will be available on acceptable terms to fund future commitments for capital expenditures.

      CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with a maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its U.S. cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

      INVENTORIES - Inventories are stated at the lower of cost (first in, first out) or market and consist primarily of restaurant food items.

      NET LOSS PER COMMON SHARE - The computation of net loss per common share in the accompanying statements of operations is based on the net loss after preferred dividend requirements and the weighted average number of shares outstanding during the periods presented, reduced by 200,000 "Escrow Shares", which were forfeited by CBI in 1995 since certain earnings of the Company were not achieved by December 31, 1994. The net loss per common share does not include the assumed exercise of any common stock options or warrants since their inclusion would be anti-dilutive. Fully dilutive per share data has not been presented since the inclusion of common stock equivalents arising from stock options and warrants and the assumed issuance of common shares upon conversion of the 9% Convertible Subordinated Debentures and the Preferred Stock would be anti-dilutive.

      FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Furniture, equipment and leasehold improvements are stated at cost. Maintenance and repairs are charged to expense when incurred. Additions, major renewals and betterments are capitalized. Leasehold improvements, upon completion, are amortized over the life of the respective lease. Furniture and equipment is being depreciated over lives ranging from three to five years on a straight-line basis. When items are sold, or otherwise disposed of, the related costs and accumulated amortization or depreciation are removed from the accounts and any resulting gains or losses are recognized.

      ACQUISITION COSTS OF BURGER KING DEVELOPMENT RIGHTS - All costs associated with the acquisition of Burger King Development Rights were capitalized. The cost of these rights was amortized over the period from December 24, 1992, the opening date of the Company's first full service restaurant, through the expiration date of the agreement in September 1996.

      DEFERRED CHARGES AND OTHER ASSETS - All costs incurred in connection with the organization of the Company were deferred and were amortized on a straight-line basis over 5 years through December 31, 1996. Software costs are being amortized on a straight line basis over five years. Franchise fees are amortized over the primary term of each agreement ranging from five to twenty years. Debt issue costs related to the issuance of the 9% Convertible Subordinated Debentures due 2007 have been capitalized and are being amortized using the straight line method over the term of the debentures, which does not differ materially from the effective interest method. Deferred lease costs are being amortized over periods ranging from five to ten years.
                                     F-12

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


      INCOME TAXES - Deferred Income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets are also established for the future tax benefits of loss and credit carryforwards. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized.

      ADVERTISING AND PROMOTION EXPENSES - Production costs of future media advertising are deferred until the advertising occurs. All other advertising and promotion costs are expensed when incurred. At December 31, 1996 and 1995, the Company had no significant deferred advertising costs.

      RECLASSIFICATIONS - Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

3.    RESTRICTED CASH:

      At December 31, 1996 and 1995, the Company had $500,000 of restricted cash, which represents collateral for an outstanding letter of credit.


4.    FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

      Furniture, equipment and leasehold improvements at December 31, 1996 and 1995 are as follows:

                                                   1996              1995
                                               ------------      --------
      Vehicles                                 $    79,581       $    95,752
      Office Furniture and Equipment               183,851           271,162
      Restaurant Equipment                       3,238,242         3,370,430
      Leasehold Improvements                     4,775,487         4,836,711
                                                ----------        ----------
                                                 8,277,161         8,574,055
      Less: accumulated depreciation and
          amortization                          (2,690,317)       (1,948,114)
                                                ----------        ----------
                                               $ 5,586,844       $ 6,625,941
                                               ===========       ===========
      Depreciation and amortization
          expense                              $   909,984       $   902,624
                                               ===========       ===========

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

5     OTHER ASSETS:

      Other assets at December 31, 1996 and 1995 are as follows:

                                                   1996              1995
                                               ------------      -----------
      Organization Costs                      $       -          $     8,148
      Deposits                                         393               393
      Franchise Fees                               337,512           337,512
      Deferred Lease Costs                         421,160            72,987
      Software and Other Intangibles                66,705            62,469
                                                ----------        ----------
                                                   825,770           481,509
      Less: accumulated amortization            (  206,792)       (  116,808)
                                                ----------        ----------

                                               $   618,978       $   364,701
                                               ===========       ===========

6.    BAND CREDIT FACILITIES:

Bank credit facilities at December 31, 1996 and 1995 consists of the following:

                                                    1996              1995
                                                 ----------        ----------

Amerbank in Poland, S.A.
  overdraft credit line, variable
  rate approximately equal to prime,
  expires April 30, 1997                       $     10,495        $   54,248

Amerbank, IFFP line of credit of
  $300,000 payable in three quarterly
  installments of $100,000 commencing
  on March 31, 1998, interest payable
  monthly at Amerbank prime, guaranteed
  by IFFC.                                          300,000              -

Amerbank revolving credit facility,
  12% interest, $100,000 plus interest
  payable on March 31, 1997 and June 30,
  1997, remaining principal and all
  accrued interest payable in full on
  September 30, 1997                                310,000           550,000


Bank Handlowy Warszawie, S.A., IFFP
  credit facility of $1,000,000 payable
  $50,000 on January 31, 1997, $100,000
  quarterly commencing on March 31, 1997
  through  September 30, 1997, and the
  remaining balance payable in full on
  or before December 16, 1997, interest
  at LIBOR plus 3.875%, collateralized
  by amounts on deposit with Bank Handlowy,
  unconditional guarantee of IFFC, fixed
  assets of IFFP of $1,250,000 and a
  letter of credit in the amount of
  $500,000                                          900,000         1,000,000
                                               ------------        ----------
                                                  1,520,495         1,604,248

Less: Current Maturities                          1,220,495         1,604,248
                                               ------------       -----------
      Total Long Term Debt                     $    300,000        $    -0-
                                               ============       ===========
                                     F-14

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



7.    CONVERTIBLE SUBORDINATED DEBENTURES:

      The Convertible Subordinated Debentures (the "Debentures") mature on December 15, 2007 and provide for the payment of interest at 9% semi-annually until maturity.

      The Debentures are subordinated and subject in right of payment to the prior payment of all Senior Indebtedness. The indenture contains no provision restricting the incurrence of additional debt or the issuance of additional securities. The Debentures may be redeemed together with accrued interest at the option of the Company in whole or in part, at any time on at least 30 days notice to Debentureholders at decreasing redemption prices from 109% in 1993 to 100% in 2002 and thereafter. The Debentures are redeemable through the operation of a sinking fund beginning 1998 through 2006. Sinking fund payments will be reduced for Debentures previously converted or redeemed by the Company.

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

      IFFC recognized an extraordinary gain of $1,106,642, the difference between (a) the $3,757,590 estimated fair value of the 56,360 shares of Preferred Stock issued and (b) the sum of the carrying value of the Debentures and accrued interest, net of unamortized Debenture issuance costs. The estimated fair value of the 56,360 shares of Preferred Stock was applied to shareholders' equity. The fair value of the 56,360 shares of Preferred Stock issued pursuant to the second exchange offer was calculated by the Company to be $3,757,590, the product of the aggregate number of common shares issuable upon conversion of the Preferred Stock and the per share market value of the Company's common stock on January 13, 1995.

      The components of the extraordinary gain on the exchange are calculated as follows:

      Debentures tendered                                        $ 5,636,000
      Less: Value assigned to preferred stock                      3,757,590
      Less: Reduction of unamortized debenture
          issuance costs related to
          debentures tendered                                        771,768
                                                                 -----------
      Extraordinary gain                                         $ 1,106,642
                                                                 ===========

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


8.    FINANCIAL INSTRUMENTS:

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash, cash equivalents, receivables, accounts payable, accrued expenses and bank credit facilities payable approximate fair value because of the short maturity of these items. The fair value of the Company's 9% Subordinated Convertible Debentures is not readily determinable at December 31, 1996, due to the lack of trading activity.

      The fair value of the letter of credit is estimated to be the contract amount as the value is fixed over the life of the commitment.

9.    SHAREHOLDERS' EQUITY:

      The Company's stock option plan provides for the granting of options to qualified employees and directors of the Company. Stock option activity is shown below at December 31:

                                                  1996               1995
                                                --------           ------
      Outstanding at beginning of year           282,000            365,000
      Granted                                       -                 4,000
      Exercised                                     -                  -
      Expired                                    (82,000)           (87,000)
                                                 -------            -------
      Outstanding at end of year                 200,000            282,000
                                                 =======            =======
      Exercisable at end of year                 190,000            246,000
                                                 =======            =======
      Price range of options outstanding
        at end of year                           $ 1.375   $1.375 - $6.4375
                                                 =======   ================
      Available for grant at end of year         450,000            368,000
                                                 =======            =======


      SFAS No. 123, "Accounting for Stock-Based Compensation ("SFAS 123") was issued during 1995 and is effective for the year ended December 31, 1996. This pronouncement establishes financial accounting and reporting standards for stock-based employee compensation plans. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new fair value accounting rules will be required to disclose proforma net income and earnings per share under the new method. The Company has adopted the disclosure provisions of SFAS 123. Had compensation costs for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123 for options granted in 1996 and 1995, the Company's net loss and net loss per share for those years would have increased by approximately $5,000 and $50,000, or $.00 and $.01 per share, respectively. The fair value of the options granted during 1995 is estimated at $58,000 on the dates of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 107%, expected dividends of 0, risk-free interest rate of 5%, and terms of 7.9 years.

      On February 27, 1995, the stock option agreements were amended to reduce the exercise price to $1.375, which represented the market price per share on that date.

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


      Pursuant to the Underwriting Agreement, the Company has sold to the Underwriter for $130.00, warrants to purchase up to 130,000 shares of Common Stock at an exercise price of $6.50 per share.

      Substantially all of IFFC's operations in Poland are conducted through IFF Polska. As of December 14, 1994, Agros Holding S.A., a Polish agricultural company ("Agros"), acquired a 20% voting and property interest in IFF Polska, pursuant to a subscription agreement (the "Agreement"), dated November 30, 1994. Under the terms of the Agreement, the Company consented to an increase in the number of authorized shares of IFF Polska's capital stock and the issuance of such shares to Agros. Agros purchased the newly authorized shares from IFF Polska for the zloty equivalent of $2,000,000. The difference between 20% of the net book value of IFF Polska and the $2,000,000 purchase price, net of related expenses of $130,857, was recognized as an increase of $516,708 to additional paid in capital of the Company.

      On December 28, 1995, the Company repurchased 5% of the outstanding capital stock of IFF Polska, owned by Agros, in exchange for a non-interest bearing obligation due in full on December 31, 1996. The difference between 5% of the net book value of IFF Polska and the $500,000 purchase price was recognized as a decrease of $278,198 to additional paid in capital of the Company. Pursuant to the agreement, IFFC was required to pay Agros $500,000 by December 31, 1996. In December 1996, IFFC requested an extension of the repayment of the obligation which was refused by Agros and Agros has demanded payment.

      On June 15, 1995 and December 15, 1995, IFFC paid dividends with respect to its outstanding shares of Series A 6% Convertible Preferred Stock by issuing an aggregate of 276,542 additional shares of its Common Stock to the holders of such preferred shares. The June 15, 1996 and December 15, 1996 dividend payments were not declared or made and as of December 31, 1996 dividends in arrears aggregated $229,440.

      During the years ended December 31, 1996 and 1995, 392,957 and 210,978 shares of Common Stock were issued upon exchange of 11,790 and 6,330 shares of Preferred Stock.

      At December 31, 1996, IFFC had reserved the following shares of Common Stock for issuance:

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

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


          Convertible Debentures convertible
          into Common Stock at a conversion price
          of $8.50 per share                        324,235

          Preferred Stock convertible into Common
          Stock at a conversion price of $3.00
          per share                               1,274,667

          Warrants to purchase 50,000 shares of
          Common Stock at an exercise price of
          $.2831 per share                           50,000

                                                  ---------

             Total reserved shares                2,837,349
                                                  =========


10.   INCOME TAXES:

      As of December 31, 1996 and 1995, the Company had net operating loss carryforwards of approximately $6,200,000 and $5,700,000, respectively, for U.S. tax purposes which expire in various years through 2011. Deferred tax assets as of December 31, 1996 and 1995 of approximately $2,300,000 and $2,100,000, respectively, were subject to and presented net of a 100% valuation allowance.

      As of December 31, 1996 and 1995, the Company's Poland subsidiary had net operating loss carryforwards of approximately $7,100,000 and $5,400,000, respectively, which expire in various years through 1998. Deferred tax assets as of December 31, 1996 and 1995 of approximately $2,800,000 and $2,200,000, respectively, were subject to and presented net of a 100% valuation allowance.

11.   RELATED PARTY TRANSACTIONS:

          As of April 1995, QPQ Corporation ("QPQ"), an affiliate of the Company, and its majority-owned subsidiary, Pizza King Polska, Sp.zo.o ("PK Polska"), entered into a consulting agreement (the "Subsidiary Consulting Agreement") with IFFC's wholly-owned subsidiary, International Fast Food Polska ("IFFP"), pursuant to which IFFP agreed to provide PK Polska with all general staff and administrative support required by PK Polska to operate its Domino's Store business. In exchange for such services, IFFP receives from PK Polska a sum equivalent to 10% of PK Polska's sales and a reimbursement of expenses. In the years ended December 31, 1996 and 1995, PK Polska's obligations to IFFP pursuant to the terms of the Subsidiary Consulting Agreement aggregated $64,999 and $116,723, respectively. IFFC terminated the agreement with QPQ in June 1996. In connection with the signing of the Consulting Agreement, QPQ granted IFFC an option to purchase 250,000 shares of QPQ's common stock at an exercise price of $6.00 per share. The option was also terminated in July 1996 for a $10,000 cash payment from QPQ.

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

      In June 1996, IFFC terminated its consulting agreement with QPQ relating to QPQ's reimbursement of costs associated with services provided by IFFC's Chief Financial Officer and Controller. For the years ended December 31, 1996 and 1995, QPQ was charged $1,869 and $70,495 for such services.

      In addition to the costs allocated from IFFC in connection with the Consulting Agreement noted above, certain common general and administrative expenses were allocated to QPQ. For the years ended December 31, 1996 and 1995, these costs were $2,386 and $148,247, respectively.

      During 1996, the Company sold an aggregate of 4,950,000 shares of common stock to members of the family of the Company's Chairman of the Board, Chief Executive Officer and President and received aggregate proceeds of $385,000 in connection with such sales.

12.   COMMITMENTS AND CONTINGENCIES:

      The relationship between IFFC and Burger King Corporation ("BKC") was governed principally by the BKC Development Agreement and by a franchise agreement relating to each restaurant, as described below. A former majority shareholder entered into the BKC Development Agreement in September 1991 and, in December 1991, assigned its rights and obligations under the BKC Development Agreement to IFFC. Pursuant to the BKC Development Agreement, IFFC was granted the exclusive right until September 24, 1996 to develop and to be franchised to operate Burger King restaurants in Poland, with certain exceptions. IFFC was obligated to open and did open one traditional restaurant on December 24, 1992, three additional traditional restaurants by September 25, 1993 and three additional traditional restaurants by September 24, 1994, which IFFC did in a timely manner. Pursuant to the BKC Development Agreement, IFFC was required to open three additional traditional restaurants during each of the two following twelve-month periods, for a total of 13 traditional restaurants open and operating by the end of the Initial Term. Through the period ended September 24, 1994, IFFC was ahead of the required development schedule. However, during the term of this Development Agreement certain disputes arose between IFFC and BKC and, on March 17, 1995, IFFC and its majority owned (85%) subsidiary, International Fast Food Polska ("IFFP"), filed suit (the "BKC Litigation") against BKC in the Eleventh Circuit Court of the State of Florida. IFFC alleged that BKC did not provide all of the support, supervision and assistance required of it under the BKC Development Agreement and the eight Franchise Agreements (the "Franchise Agreements") between BKC and IFFC. By letter dated June 30, 1995, BKC notified IFFC that, at that time, BKC would not elect to declare IFFC to be in default under the BKC Development Agreement. BKC further stated that such notice was not a waiver of its legal rights under the BKC Development Agreement to, in the future, declare IFFC's failure to develop the requisite number of BKC restaurants an act of default. By letter dated May 2, 1996, BKC notified IFFC that BKC believed that the BKC Development Agreement had terminated pursuant to its terms.

      In connection with the settlement of the BKC Litigation, (see Note 13) a new Development Agreement (the "New BKC Development Agreement") was entered into between BKC and IFFC, which was then assigned by IFFC to IFFP on March 14, 1997; however, IFFC remains liable for the obligations contained in the New BKC Development Agreement. Pursuant to the New BKC Development Agreement, IFFP has been granted the exclusive right until September 30, 2007 to develop and be franchised to operate Burger King restaurants in Poland with certain exceptions discussed below. Pursuant to the New BKC Development Agreement, IFFC is required to open 45 restaurants during the term of the Agreement. Each traditional Burger

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

King restaurant, in-line Burger King restaurant, or drive-thru Burger King restaurant shall constitute one unit. A Burger King kiosk restaurant shall, for purposes of the New BKC Development Agreement, be considered one quarter unit. Pursuant to the New BKC Development Agreement, IFFC is to open three Development Units through September 30, 1998, four units in each year beginning October 1, 1998 and ending September 30, 2001 and five units in each year beginning October 1, 2001 and ending September 30, 2007.

      Pursuant to the New BKC Development Agreement, IFFC shall pay BKC $1,000,000 as a development fee. IFFC shall not be obligated to pay the development fee if IFFC is in compliance with the development schedule by September 30, 1999, and has achieved gross sales of $11,000,000 for 12 months preceding the September 30, 1999 target date. If the development schedule has been achieved but gross sales were less than $11,000,000, but greater than $9,000,000, the development fee shall be reduced to $250,000. If the development fee is payable due to failure to achieve the performance targets set forth above, IFFC, at its option, may either pay the development fee or provide BKC with the written and binding undertaking of Mr. Mitchell Rubinson, IFFC's Chairman, that the Rubinson Group will completely divest themselves of any interest in IFFC and the Burger King restaurants opened or operated by IFFC in Poland within six (6) months of the date the development fee payment is due. The Rubinson Group shall be defined to include any entity that Mr. Rubinson directly or indirectly owns an aggregate interest of ten percent (10%) or more of the legal or beneficial equity interest and any parent, subsidiary or affiliate of a Rubinson entity. Mr. Rubinson has personally guaranteed payment of the development fee.

      For each restaurant opened, IFFC is obligated to pay BKC an initial fee of up to $40,000 for franchise agreements with a term of 20 years and $25,000 for franchise agreements with a term of ten years payable not later than twenty days prior to the restaurant's opening. Each franchised restaurant must also pay a percentage of the restaurant's gross sales, irrespective of profitability, as a royalty for the use of the Burger King System and the Burger King Marks. The annual royalty fee is five percent (5%) of gross sales. The franchises must also contribute a monthly advertising and promotion fee of 6% of the restaurant's gross sales, to be used for advertising, sales promotion, and public relations. Payment of all amounts due to BKC is guaranteed by IFFC. The New BKC Development Agreement calls for certain cash contributions from BKC to IFFC over the term of the Development Agreement and additional sums based on an incentive arrangement when earned to be retained by IFFC out of BKC's future royalties.

      BKC may terminate rights granted to IFFC under the BKC Development Agreement, including franchise approvals for restaurants not yet opened, for a variety of possible defaults by IFFC, including, among others, failure to open restaurants in accordance with the schedule set forth in the BKC Development Agreement; failure to obtain BKC site approval prior to the commencement of each restaurant's construction; failure to meet various operational, financial, and legal requirements set forth in the BKC Development Agreement, including maintaining of IFFP's net worth of $7,500,000 beginning on June 1, 1999. Upon termination of the BKC Development Agreement, whether resulting from default or expiration of its terms, BKC has the right to license others to develop and operate Burger King restaurants in Poland, or to do so itself.

      The BKC Development Agreement requires IFFC to designate a full-time Managing Director to be responsible for the restaurants to be developed pursuant to the New BKC Development. Such General Manager must be acceptable to BKC. Leon Blumenthal, who has served as IFFC's Senior Vice President and Chief Operating Officer will serve as Managing Director, and has been approved by BKC.

      Specifically excluded from the scope of the BKC Development Agreement are restaurants on United States military establishments. BKC has also reserved the right to open restaurants in hotel chains with which BKC has, or may in the future have, a multi-territory agreement encompassing Poland. With respect to restaurants in airports, train stations, hospitals and other hotels, IFFC has the right of first refusal with the owners of such sites. If IFFC is unable or unwilling to reach a mutually acceptable agreement, BKC or its affiliates or

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

designated third parties may do so. IFFC is restricted from engaging in the fast food hamburger restaurant business without the prior written consent of BKC, which consent may not be withheld so long as IFFC and the franchisees operating Burger King restaurants by designation of IFFC are adequately funded.

      Subject to certain exceptions, as long as IFFC is a principal of IFFP, BKC has the right to review and consent to certain types of new stock issuances of IFFC for which the consent will not be unreasonably withheld, provided that IFFC has complied with all reasonable conditions then established by BKC in connection with the proposed sale or issuance of applicable equity securities by IFFC.

      On December 23, 1991, the Company entered into a 3-year noncancellable operating lease for its principal offices consisting of approximately 1,100 square feet. Annual lease payments for the three year term were $10,800 per year. On December 23, 1994, the Company exercised a 2 year renewal option at an annual rate of $11,900 and on December 23, 1996 exercised an additional two year renewal option at an annual rate of $13,285. An additional two year renewal option is available and requires a 5% annual increase in rent.

      IFF Polska and PK Polska share equally the cost and use of office space in Poland. In November 1993, PK Polska entered into a ten year lease agreement with a third party, and on September 30, 1994, the lease was amended for 325 square meters of office space. Annual lease payments aggregate to approximately $73,200. The lease provides for a ten year renewal option, however, it can be terminated at any time with six months written notice. In November 1996, the landlord exercised its option to terminate the lease upon six months notice. Accordingly, IFFP must vacate the premises in May 1997.

      The Company has entered into 3-year employment agreements with certain key officers. Initial annual salaries under these agreements aggregate $278,000 with annual increases of 10% during the initial term. Annual increases range from 13-15% during the optional two year extension periods.

      In connection with the procurement of restaurant sites, IFF Polska has entered into various long-term arrangements for restaurant space. The terms of the various agreements range from approximately two to ten years, plus extensions based upon agreement between the parties. The following is a schedule by years of minimum future rentals on noncancelable operating leases as of December 31, 1996, based on the year end exchange rate:

      Year Ending December 31:
      ------------------------
                                                   POLAND            U.S.A.
                                                 ----------        ---------
             1997                                $ 391,018         $  13,285
             1998                                  391,271            13,285
             1999                                  356,943              -
             2000                                  353,799              -
             2001                                  353,799              -
             Thereafter                          1,598,609              -
                                                 ----------        ---------

                                                $3,445,439         $  26,570
                                                ==========         =========

      Rent expense charged for 1996 and 1995 was $450,752 and $490,172, respectively.

      IFF Polska has entered into long-term purchase agreements with its suppliers for meat and buns. The range of prices and volume of purchases under the agreements may vary according to the minimum quantity stipulated to buy, IFF Polska's demand for the products and fluctuations in market rates.

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


13.   LITIGATION:

      BKC LITIGATION - On March 17, 1995, IFFC and IFFP (collectively, the "IFFC Affiliates"), filed suit against BKC in the Eleventh Judicial Circuit Court of the State of Florida. In their amended complaint, the IFFC Affiliates alleged, among other things, that BKC breached certain of its express and implied obligations under the BKC Development Agreement and the eight existing franchise agreements (the "Franchise Agreements") pertaining to IFFP's eight Burger King restaurants. The IFFC Affiliates further alleged that in connection with BKC's sale of certain of its rights pursuant to the BKC Development Agreement and the Franchise Agreements, BKC failed to timely deliver to the IFFC Affiliates a complete and accurate franchise offering circular in accordance with rules promulgated by the Federal Trade Commission (the "FTC Count"). The IFFC affiliates also alleged that BKC committed certain acts which constitute fraud and/or deceptive and unfair business practices. The IFFC Affiliates asked the court to, among other things, award them compensatory damages of not less that $15,000,000 punitive damages and certain costs and expenses.

      On March 11, 1997, BKC, IFFC, IFFP and Rubinson, individually and on behalf of Litigation Funding, Inc. entered into a Settlement Agreement. In connection with the execution of the Settlement Agreement, IFFC and BKC entered into the New BKC Development Agreement and eight (8) new Franchise Agreement. BKC paid to IFFC the sum of $5,000,000 (less $21,865 of royalties owned by IFFP to BKC for February 1997) for a net amount of $4,978,135. In addition, BKC forgave $499,768 representing all monies owed BKC by IFFP and IFFC through January 31, 1997. Under the terms of the Settlement Agreement, a portion of such proceeds, not to exceed $2,000,000 cash may be used to immediately satisfy the actual legal fees and costs of IFFC and IFFP incurred in connection with the BKC litigation, including IFFC's and IFFP's obligation under the agreement between IFFC, IFFP and Litigation Funding, Inc. The remaining $3,000,000 is to be used by IFFC and IFFP for the development of additional BKC restaurants in Poland or working capital for IFFP pursuant to the New BKC Development Agreement. The New BKC Development Agreement calls for certain cash contributions from BKC to IFFC over the term of such Agreement and additional sums based upon an incentive arrangement when earned to be retained by IFFC out of BKC's future royalties. IFFC contributes these funds into a marketing fund administered by IFFC. All parties to the litigation stipulated to dismissal of the litigation and executed mutual releases.

      LITIGATION FINANCING AGREEMENTS. IFFC has entered into two agreements specifically designed to assist it in financing the BKC Litigation. First, as of January 25, 1996, the IFFC Affiliates entered into an Agreement to Assign Litigation Proceeds (the "Funding Agreement") with Litigation Funding, Inc., a Florida corporation ("Funding"). This agreement was later amended in July 1996. Mitchell Rubinson, the chairman of the board, chief executive officer and president of IFFC is also the chairman of the board, chief executive officer and president and the principal shareholder of Funding.

      Pursuant to the amended Funding Agreement, Funding agreed to pay on behalf of IFFC and/or IFFP up to $750,001 (the "Amount") for all expenses (including attorneys' fees, court costs and other related expenses, but not judgments or amounts paid in settlement) actually incurred by or on behalf of IFFC and/or

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

IFFP in connection with investigating, defending, prosecuting, settling or appealing the BKC Litigation and any and all claims or counterclaims of BKC against IFFC and/or IFFP (collectively, the "BKC Matter"). Funding has paid all amounts it has been requested to pay pursuant to the Funding Agreement.

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

      Specifically, IFFC and IFFP each individually assigned, set over, transferred and conveyed to Funding all of its right, title and interest in and to the sum of the following (the "Assigned Proceeds"); (i) seventy five percent (75%) of the Proceeds to the extent that such amount does not exceed Funding's Expenses (Funding's Expenses") which are defined as the sum of the aggregate amount of money paid by Funding as the Amount and the amount of money expended by Funding if it assumes the prosecution of the BKC Matter; (ii) seventy five percent (75%) of any Proceeds, excluding any Sales Proceeds, in excess of the sum of Funding's Expenses and the IFFC Affiliates' Expenses; and (iii) seventy five percent (75%) of any Sales Proceeds in excess of the sum of Funding's Expenses and the IFFC Affiliates' Expenses.

      Subject to Funding's recovery of Funding's Expenses, IFFC and IFFP have retained the right in and shall be entitled to recover from the Proceeds the sum of (i) $303,731, and (ii) all of the amounts they may expend in the future in connection with the BKC Matter, before Funding shall be entitled to receive any other Proceeds.

           In connection with the execution and delivery of the Funding Agreement, IFFC, IFFP, Funding and a law firm (the "Escrow Agent") entered into an Escrow Agreement. Pursuant to the Funding Agreement and the Escrow Agreement, except for Proceeds which the Escrow Agent cannot reduce to physical possession, all Proceeds, if any, resulting from the BKC Matter are to be delivered to the Escrow Agent before they are delivered to the IFFC Affiliates and/or Funding. The Escrow Agent is required to dispose of Proceeds only in accordance with (1) the joint written instructions of the Company, IFFP and Funding, or (2) the instructions of a court of competent jurisdiction. The Funding Agreement provides that the Escrow Agent shall first apply all Readily Available Cash Proceeds {as such term is defined below, the "Readily Available Cash Proceeds") to satisfy Funding's rights to Proceeds (assigned to Funding by IFFC or IFFP) before any non-Readily Available Cash Proceeds are delivered to Funding by the Escrow Agent on behalf of such company. Readily Available Cash Proceeds are defined to be all cash proceeds payable to IFFC, IFFP or Funding within one (1} year of a Judgement or Settlement. In the event that the Readily Available Cash Proceeds are not sufficient to satisfy Funding's rights in Proceeds (assigned to

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Funding by such company), then IFFC and IFFP have each agreed to pay out of its individually available "cash and cash equivalents" (the "Cash Resources") an amount of Cash Resources to satisfy the deficiency. In the event that the Readily Available Cash Resources of a company are insufficient to Cover the deficiency, such company, subject to Funding's agreement, will have the right to elect which assets it will deliver to Funding in satisfaction of Funding's rights to receive Proceeds. In the event that Funding is unable to agree with a company with respect to which assets such company will deliver to Funding, then the matter shall be submitted to a court of competent jurisdiction.

      In consideration of the Amount, IFFC also assigned to Funding a security interest (the "Security Interest") in its entire equity interest in IFFP (the "IFFP Stock"). The Security Interest secures the delivery to Funding of all the Assigned Proceeds. In order to perfect the Security Interest, IFFC has agreed to take all such actions as are necessary under the laws of the Republic of Poland ("Poland") and the State of Florida to transfer title to the IFFP Stock to the Escrow Agent; provided, however, that IFFC has retained beneficial ownership of the IFFP Stock, including the right to vote the IFFP Stock, unless Funding does not receive the Assigned Proceeds in accordance with the terms of the Funding Agreement and such nonreceipt is not rectified within 45 days (an "Event of Default"). IFFC has further agreed to deliver to the Escrow Agent such documents as are necessary to file with the appropriate authorities in Poland to, if an Event of Default occurs, officially transfer legal and beneficial title to the IFFP Stock to Funding. IFFC and Funding have agreed that record title to the ':' IFFP Stock is being transferred to the Escrow Agent to provide Funding a perfected security interest in the IFFP Stock without being forced to rely on . Poland's apparently deficient system of recording and perfecting security interest. If (1) Funding receives the Assigned Proceeds in accordance with the terms of the Funding Agreement or (2) it becomes apparent that Funding shall not ever be entitled to receive any Proceeds, the Funding is required to immediately issue a notice to the Escrow Agent with respect to the IFFP Stock and the Security Interest is to be satisfied and extinguished.

      The IFFC Affiliates have also entered a second agreement to assist in the financing of the BKC Litigation. On April 7, 1996, the IFFC Affiliates entered into a letter agreement (the "Fee Agreement") with the law firm (the "Litigation Counsel") representing the IFFC Affiliates in the BKC Litigation. Pursuant to the Fee Agreement, IFFC and IFFP have agreed to pay Litigation Counsel the greater of (a) Litigation Counsel's accrued hourly fees for legal services provided in connection with the BKC Litigation; and (b) a certain percentage of any final monetary recovery obtained by the IFFC Affiliates in the BKC Litigation, in exchange for Litigation Counsel's services. The Company estimates that its maximum legal fees and related costs in connection with the BKC litigation, exclusive of the $750,001 paid by Funding, may approximate $1,700,000. The Company is presently negotiating with Litigation Counsel as to the final amount of such fees, as well as the method of payment.

      IFFC and Funding are currently reviewing the Settlement Agreement to determine the amounts required to be paid Funding. Funding and IFFC may select an appraiser to review the value of the non-cash proceeds to be received in the settlement.

      DOMONT LITIGATION - On May 31, 1995, legal action was filed against IFFP an 85% owned subsidiary of the Company, in Polish Court in the city of Warsaw. The suit was filed by Domont S.C., a general contractor formerly hired by IFFP to construct several of its Restaurants in Poland. The suit alleges that IFFP failed to pay invoices due to Domont for work performed. Domont seeks payment and damages of approximately $126,236. In mid 1996, IFFP settled the claim with Domont for $46,126, based upon the exchange rate at December 31, 1996.

      Polish Fiscal Authority Disputes - As of July 1995, IFFC may have become subject to penalties for failure to comply with a recently amended tax law requiring the use of cash registers with certain calculating and recording capabilities and which are approved for use by the Polish Fiscal Authorities. Although IFFP's NCR Cash Register System (the "Cash Register System") is a modern system, the System cannot be modified and will ultimately need to be replaced in order to comply with the new tax law. IFFP is now in compliance with the tax law using a parallel cash register system but was unable to modify and/or replace its Cash Register System before July 1995. As a penalty for noncompliance, Polish tax authorities may disallow certain VAT deductions for July and August, which were previously deducted by IFFP. Additionally, penalties and interest may be imposed on these disallowed deductions. IFFP believes that its potential exposure is approximately $150,000, which amount has been provided for in the accompanying financial statements. IFFP has requested a final determination by the Polish Minister of Finance. The Company is unable to predict the timing and nature of the Ministers ruling. IFFP has not yet made a decision whether or not to replace its Cash Register System. IFFP believes a new cash register system would cost approximately $250,000.

14.   SUBSEQUENT EVENTS:

      In January 1997, the Company's Chairman of the Board, Chief Executive Officer and President along with his wife and other members of his family purchased an aggregate of $500,000 of convertible debentures from the Company. The debentures bear interest at 8% per annum, mature on January 13, 1999, are collateralized by the Company's equity interest in IFFP and are convertible into shares of the Company's Common Stock at $.10 per share.