Form 10QSB
period 1997-03-31
INTERNATIONAL FAST FOOD CORP
filed 1997-05-15
CIK 885549

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



           [X]  Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1997



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

                            Yes   [x]     No  [ ]

The number of shares outstanding of the issuer's common stock, par value $.01 per share as of May 8, 1997 was 12,355,517.

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

      ITEM. 1     Financial Statements


                  Consolidated Balance Sheets as of
                  March 31, 1997 and December 31,
                  1996                                                 2 - 3


                  Consolidated Statements of Operations
                  for the Three Months Ended March 31,
                  1997 and 1996                                          4


                  Consolidated Statements of
                  Shareholders' Equity for the Three
                  Months Ended March 31, 1997                            5


                  Consolidated Statements of Cash Flows
                  for the Three Months Ended March 31,
                  1997 and 1996                                        6 - 7


                  Notes to Consolidated Financial
                  Statements                                           8 - 19



      ITEM. 2     Management's Discussion and Analysis
                  or Plan of Operation                                20 - 36



PART II.  OTHER INFORMATION
---------------------------






SIGNATURES                                                              37

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                    ASSETS
                                    ------



                                                March 31,       December 31,
                                                  1997              1996
                                              ------------       -----------

CURRENT ASSETS:

   Cash and cash equivalents                 $   4,825,614      $    194,269
   Restricted cash                                 473,578           500,000
   Receivables                                      53,385            42,348
   Inventories                                     258,949           300,217
   Advances to affiliate                           254,680           228,984
   Prepaid expenses                                 59,412            53,794
                                              ------------       -----------

      Total Current Assets                       5,925,618         1,319,612
                                              ------------       -----------


FURNITURE, EQUIPMENT AND
   LEASEHOLD IMPROVEMENTS, NET                   5,433,805         5,586,844

DEFERRED DEBENTURE ISSUANCE COSTS,
   NET OF ACCUMULATED AMORTIZATION
   OF $132,469 AND $124,155,
   RESPECTIVELY                                    299,856           308,170

OTHER ASSETS, NET                                  562,375           618,978

BURGER KING DEVELOPMENT
   RIGHTS                                        1,000,000              -

                                              ------------       -----------


   Total Assets                               $ 13,221,654       $ 7,833,604
                                              ============       ===========


                          See Accompanying Notes

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS, Continued
                                 (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                March 31,       December 31,
                                                  1997              1996
                                              ------------      ------------
CURRENT LIABILITIES:
   Accounts payable                           $    452,698      $    454,697
   Accrued interest payable                         79,634            10,335
   Other accrued expenses                          855,119         1,009,606
   Bank credit facilities payable                1,078,995         1,220,495
   Other notes payable                              69,307            69,307
   Payable to affiliate                            149,382           149,382
   Payable to Litigation Funding                 1,028,521              -
   Non-interest bearing obligation
     payable to minority shareholder
     of IFF Polska                                 500,000           500,000
                                              ------------      ------------
      Total Current Liabilities                  4,213,656         3,413,822

LONG TERM BANK CREDIT FACILITIES                   200,000           300,000

PROMISSORY NOTE PAYABLE
   TO LITIGATION FUNDING                         2,198,494              -

9% SUBORDINATED CONVERTIBLE
  DEBENTURES, DUE DECEMBER 15, 2007              2,756,000         2,756,000

8% CONVERTIBLE PROMISSORY NOTES,
  DUE JANUARY 13, 1999                             500,000              -
                                              ------------      ------------
      Total Liabilities                          9,868,150         6,469,822
                                              ------------      ------------

DEFERRED CREDIT                                  1,000,000              -
                                              ------------      ------------

MINORITY INTEREST IN NET ASSETS OF
   CONSOLIDATED SUBSIDIARY                         389,109           460,361
                                              ------------      ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred Stock, $.01 par value,
   (liquidation preference of
   $3,725,000 , 1,000,000 shares
   authorized; 37,250 and 38,240
   shares issued and outstanding,
   respectively                                        372               382

   Common Stock, $.01 par value,
   100,000,000 shares authorized;
   12,355,517 and 10,322,521 shares
   issued and outstanding, respectively            123,555           103,225

   Additional paid-in capital                   14,703,041        14,523,361

   Accumulated deficit                         (12,876,435)      (13,706,261)

   Accumulated translation adjustment               13,862       (    17,286)
                                              ------------      ------------

      Total Shareholders' Equity                 1,964,395           903,421
                                              ------------      ------------
      Total Liabilities and
          Shareholders' Equity                $ 13,221,654      $  7,833,604
                                              ============      ============
                            See Accompanying Notes
                                      3

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                               Three Months Ended March 31,
                                              ------------------------------
                                                   1997              1996
                                              ------------      ------------
REVENUES:
  Restaurant sales                            $  1,358,610      $  1,268,674
  Other operating, net                              28,864            38,077
                                              ------------      ------------

      Total Revenue                              1,387,474         1,306,751

FOOD AND PACKAGING COSTS                           568,943           572,281
                                              ------------      ------------

GROSS PROFIT                                       818,531           734,470

RESTAURANT OPERATING EXPENSES:
  Payroll and related costs                        216,852           185,489
  Occupancy and other operating expenses           365,068           379,330
  Depreciation and amortization                    223,487           246,496
                                              ------------      ------------
   Total Restaurant Operating
      Expenses                                     805,407           811,315
                                              ------------      ------------

                                                    13,124       (    76,845)
                                              ------------      ------------

GENERAL AND ADMINISTRATIVE EXPENSES                492,510           499,313

OTHER INCOME (EXPENSES):
   Interest and other income                        16,437            51,909
   Interest expense, including
      amortization of debenture
      issuance costs                           (   105,547)      (   110,677)
   Gain on settlement of litigation,
      net of applicable costs                    1,327,070              -
                                              ------------      ------------

          Total other income (expenses)          1,237,960       (    58,768)
                                              ------------      ------------

INCOME (LOSS) BEFORE MINORITY INTEREST             758,574       (   634,926)

MINORITY INTEREST IN LOSSES OF
   CONSOLIDATED SUBSIDIARY                          71,252            72,326
                                              ------------      ------------

NET INCOME (LOSS)                             $    829,826      $(   562,600)
                                              ============      ============
NET INCOME (LOSS) PER COMMON SHARE:

   Primary                                    $        .07      $(       .14)
                                              ============      ============

   Fully diluted                              $        .06      $(       .14)
                                              ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:

   Primary                                      11,631,201         3,903,065
                                              ============      ============

   Fully diluted                                15,855,436         3,903,065
                                              ============      ============
                            See Accompanying Notes
                                      4

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   For the Three Months Ended March 31, 1997
                                 (Unaudited)


                        INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              For the Three Months Ended March 31, 1997
                                             (Unaudited)

                                  Common Stock          Preferred Stock      Additional   Accumulated
                              --------------------   --------------------     Paid In     Translation   Accumulated
                               Shares      Amount     Shares      Amount      Capital      Adjustment     Deficit          Total
                              --------    --------   --------    --------    ----------   -----------   -----------     ----------
Balances,
   December 31, 1996         10,322,521   $103,225     38,240    $   382   $ 14,523,361   $(  17,286)   $(13,706,261)   $   903,421


Conversion of
   preferred stock               32,996        330   (    990)   (    10)   (       320)                        -              -
Common Stock issued in
   exchange for professional
   services                   2,000,000     20,000       -          -           180,000         -               -           200,000
Translation adjustments            -          -          -          -              -          31,148            -            31,148
Net income for the period          -          -          -          -              -                         829,826        829,826
                             ----------   --------   --------    -------   ------------   ----------    ------------    -----------
Balances,
   March 31, 1997            12,355,517   $123,555     37,250    $   372   $ 14,703,041   $   13,862    $(12,876,435)   $ 1,964,395
                             ==========   ========   ========    =======   ============   ==========    ============    ===========














































                                  See Accompanying Notes

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                Three Months Ended March 31,
                                              ------------------------------
                                                   1997              1996
                                              ------------      ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:

   Net income (loss)                          $    829,826      $(   562,600)
   Adjustment to reconcile net income
      (loss) to net cash provided by
      (used in)operating activities:
      Amortization and depreciation                231,801           279,567
      Minority interest in losses of
          subsidiary                           (    71,252)      (    72,326)
   Changes in operating assets and
      liabilities:
          Receivables                          (    11,037)           11,525
          Inventories                               41,268            45,103
          Prepaid expenses                     (     5,618)      (    16,410)
          Accounts payable and
             accrued expenses                      112,813           178,466
                                              ------------      ------------

   Net cash provided by (used in)
      operating activities                       1,127,801       (   136,675)
                                              ------------      ------------


CASH FLOWS FROM INVESTING
  ACTIVITIES:

   Decrease in restricted cash                      26,422              -
   Payments for furniture, equipment
      and leasehold improvements, net          (    45,039)             -
   Refund of franchise fees                         30,000              -
   Changes in other assets, net                      1,194       (    30,212)
                                              ------------      ------------

   Net cash provided by (used in)
      investing activities                          12,577       (    30,212)
                                              ------------      ------------




                            See Accompanying Notes

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (Unaudited)

                                                Three Months Ended March 31,
                                              ------------------------------
                                                   1997              1996
                                              ------------      ------------
CASH FLOWS FROM FINANCING
   ACTIVITIES:

   Advances from (to) Affiliate, net           (    25,696)          122,063
   Repayments of bank credit
      facilities                               (   241,500)      (   133,485)
   Increase in Payable to Litigation
      Funding                                    3,227,015              -
   Borrowings under bank credit
      facilities                                      -              165,743
   Net Proceeds from issuance of
      Convertible promissory notes                 500,000              -
                                              ------------      ------------
   Net cash provided by financing
      activities                                 3,459,819           154,321
                                              ------------      ------------
FOREIGN CURRENCY TRANSLATION
   ADJUSTMENT                                       31,148       (    28,314)

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              4,631,345       (    40,880)

BEGINNING CASH AND CASH EQUIVALENTS                194,269           253,510
                                              ------------      ------------

ENDING CASH AND CASH EQUIVALENTS              $  4,825,614      $    212,630
                                              ============      ============
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:

   Cash paid during the period for:
      Interest                                $     36,248      $     38,272
                                              ============      ============
SUPPLEMENTAL SCHEDULE OF NON
   CASH INVESTING & FINANCING
   ACTIVITIES:

Quarter Ended March 31, 1997:

      Issuance of 32,996 shares of Common Stock upon the exchange of 990 shares of Preferred Stock.

      Issuance of 2,000,000 shares of Common Stock in payment of $200,000 of legal fees.

Quarter Ended March 31, 1996:

      Issuance of 215,645 shares of Common Stock upon the exchange of 6,470 shares of Preferred Stock.

                             See Accompanying Notes
                                        7

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.    ORGANIZATION:

      International Fast Food Corporation (the "Company" or "IFFC") was organized for the purpose of developing and operating franchised Burger King restaurants in the Republic of Poland ("Poland"). IFFC operates under an exclusive Development Agreement (the "New BKC Development Agreement"). The agreement expires on September 30, 2007.


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

      The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1996 of International Fast Food Corporation and Subsidiaries (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1996 consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

      The official currency that may be used in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. On January 1, 1995, the National Bank of Poland introduced a new currency unit a zloty (a "new zloty"). New zlotys are equivalent to 10,000 old zlotys ("old zlotys"). Old zlotys remained legal tender until December 31, 1996, after which date they are only exchangeable at certain banks. All references in this document to zlotys are to new zlotys. At March 31, 1997 and 1996, the exchange rate was
                                      8

3.0760 and 2.5875 new zlotys per dollar, respectively. Monetary assets and liabilities are translated from the local currency, the "zloty", to U.S. dollars at the period end exchange rate. Non-monetary assets, liabilities, and related expenses, primarily furniture, equipment, leasehold improvements and related depreciation and amortization, are translated using historical exchange rates. Income and expense accounts, excluding depreciation and amortization, are translated at an annual weighted average exchange rate.

      The accounts of IFFP are measured using the zloty. Due to Poland's highly inflationary environment through December 31, 1995, generally accepted accounting principles required IFFC to calculate and recognize on its statement of operations its currency translation gains or losses associated with IFFP. Due to the reduction in Polands inflation rate, effective for the year ended December 31, 1996, IFFC was no longer required pursuant to generally accepted accounting principles to recognize currency translation gains or losses in its statement of operations. As a result of this change the net loss and net loss per common share for the three months ended March 31, 1996, were decreased by $28,314 and $.01, respectively.

      Liquidity and plan of operations - As Of March 31, 1997, IFFC had working capital of approximately $1,771,962 and Cash and Cash Equivalents of $4,825,614. IFFC's working capital and cash position were significantly improved by the settlement of the BKC Litigation in March 1997 (See Note 8). Although IFFC believes that it has sufficient funds to finance its present plan of operations through December 31, 1997. IFFC cannot reasonably estimate how long it will he able to satisfy its cash requirements. The capital requirements relating to implementation of the New BKC Development Agreement are significant. Based upon current assumptions, IFFC will seek to implement its business plan utilizing its Cash and Cash Equivalents and cash generated from restaurant operations. In order to satisfy the capital requirements of the New BKC Development Agreement IFFC will require resources substantially greater than the amounts it presently has or amounts that can be generated from restaurant operations. Other than its existing Bank Credit Facilities (See Note 4), IFFC has no current arrangements with respect to, or sources of additional financing and there can be no assurance that IFFC will be able to obtain additional financing or that additional financing will be available on acceptable terms to fund future commitments for capital expenditures.

      Net income (loss) per common share - Primary net income per share for the three months ended March 31, 1997 is based on net income for the period divided by the weighted average number of common shares outstanding after giving effect to dilutive warrants and the shares that would be issuable on the assumed conversion of preferred stock. Fully diluted net income per share for the three months ended March 31, 1997 is based on net income for the period adjusted for the interest expense on the 9% Subordinated Convertible Debentures and the 8% Convertible Promissory Notes divided by the weighted average number of Common shares outstanding after giving effect to dilutive warrants, the shares that would be issuable on the assumed conversion of preferred stock as well as the shares that would be issuable on the assumed conversion of the 9% Subordinated Convertible Debentures and the 8% Convertible Promissory Notes.

      For the three months ended March 31, 1996, primary and fully diluted net loss per share are the same and are based on the net loss for the period divided by the weighted average number of common shares outstanding. Both computations do not include the assumed exercise of any options or warrants or the assumed conversion of any outstanding convertible securities since their inclusion would be anti-dilutive.
                                      9

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)

      Reclassification - Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

3.    RESTRICTED CASH:

      At March  31,  1997 and 1996,  the  Company  had  $473,578  and  $500,000,
respectively of restricted cash, which represents collateral for an outstanding letter of credit.

4.    BANK CREDIT FACILITIES:

Bank credit facilities at March 31, 1997 consists of the following:

                                                                      1997
                                                                 ------------
Amerbank  in  Poland,   S.A.   overdraft
  credit     line,     variable     rate
  approximately equal to prime,  expires
  March 31, 1998                                                 $     18,995

Amerbank,   IFFP   line  of   credit  of
  $300,000  payable  in three  quarterly
  installments of $100,000 commencing on
  March  31,  1998,   interest   payable
  monthly at Amerbank prime,  guaranteed
  by IFFC.                                                            300,000

Amerbank revolving credit facility,  12%
  interest,   $100,000   plus   interest
  payable  on June  30,  1997,  with the
  remaining  principal  and all  accrued
  interest  payable in full on September
  30, 1997                                                            210,000

Bank  Handlowy  Warszawie,   S.A.,  IFFP
  credit   facility   in  the   original
  principal    amount   of    $1,000,000
  payable,  $100,000  quarterly  on June
  30, 1997 and September 30, 1997,  with
  the remaining  balance payable in full
  on  or  before   December   16,  1997,
  interest   at   LIBOR   plus   3.875%,
  collateralized  by  amounts on deposit
  with  Bank   Handlowy,   unconditional
  guarantee  of IFFC,  fixed  assets  of
  IFFP of  $1,250,000  and a  letter  of
  credit in the amount of $500,000                                    750,000
                                                                 ------------
                                                                    1,278,995

Less: Current Maturities                                            1,078,995
                                                                 ------------
      Total Long Term Debt                                       $    200,000
                                                                 ============
5.    CONVERTIBLE PROMISSORY NOTES:

      In January and March 1997, IFFC sold to the Company's Chairman of the Board, Chief Executive Officer and President along with his wife and other members of his family an aggregate of $500,000 8% convertible promissory notes due January 1999. The notes are collateralized by the Company's equity interest in IFFP and are convertible into shares of the company's Common Stock at $.10 per share.
                                       10

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)
6.    SHAREHOLDERS' EQUITY:

      The Company's stock option plan provides for the granting of options to qualified employees and directors of the Company. Stock option activity for the three months ended March 31, 1997 follows:
                                                   1997
                                                 -------
      Outstanding at beginning of period         200,000
      Granted                                       -
      Exercised                                     -
      Expired                                       -
                                                 -------
      Outstanding at end of period               200,000
                                                 =======
      Exercisable at end of period               190,000
                                                 =======
      Price range of options outstanding
        at end of period                         $ 1.375
                                                 =======
      Available for grant at end of period       450,000
                                                 =======

      During the three months ended March 31, 1997 and 1996, 32,996 and 215,645 shares of Common Stock were issued upon exchange of 990 and 6,470 shares of Preferred Stock.

      At March 31, 1997, IFFC had reserved the following shares of Common Stock for issuance:

      Stock option plan                             650,000

      Underwriter warrants, exercisable
      at $6.50 per share through
      May 31, 1997                                  130,000

      Warrants issued in connection with
      1994 exchange offer, exercisable at
      $7.00 per share through August 1,
      1999                                          290,800

      Warrants to purchase $1,000,000
      principal amount of debentures
      convertible into Common Stock at a
      conversion price of $8.50 per share
      through December 16, 1997                     117,647

      Convertible Debentures convertible
      into Common Stock at a conversion
      price of $8.50 per share                      324,235

      Preferred Stock convertible into
      Common Stock at a conversion price
      of $3.00 per share                          1,241,547

      Warrants to purchase 50,000 shares
      of Common Stock at an exercise price
      of $.2831 per share                            50,000

      Convertible Promissory Notes con-
      vertible into Common Stock at a
      conversion price of $.10 per share          5,000,000
                                                  ---------
          Total reserved shares                   7,804,229
                                                  =========
                                       11

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)



7.    COMMITMENTS AND CONTINGENCIES:

      From September 1991 to May 1996, the relationship between IFFC and Burger King Corporation ("BKC") was governed principally by the BKC Development Agreement and by a franchise agreement relating to each restaurant, as described below. A former majority shareholder entered into the BKC Development Agreement in September 1991 and, in December 1991, assigned its rights and obligations under the BKC Development Agreement to IFFC. Pursuant to the BKC Development Agreement, IFFC was granted the exclusive right until September 24, 1996 to develop and to be franchised to operate Burger King restaurants in Poland, with certain exceptions. IFFC was obligated to open and did open one traditional restaurant on December 24, 1992, three additional traditional restaurants by September 25, 1993 and three additional traditional restaurants by September 24, 1994, which IFFC did in a timely manner. Pursuant to the BKC Development Agreement, IFFC was required to open three additional traditional restaurants during each of the two following twelve-month periods, for a total of 13 traditional restaurants open and operating by the end of the Initial Term. Through the period ended September 24, 1994, IFFC was ahead of the required development schedule. However, during the term of this Development Agreement certain disputes arose between IFFC and BKC and, on March 17, 1995, IFFC and its majority owned (85%) subsidiary, International Fast Food Polska ("IFFP"), filed suit (the "BKC Litigation") against BKC in the Eleventh Circuit Court of the State of Florida. IFFC alleged that BKC did not provide all of the support, supervision and assistance required of it under the BKC Development Agreement and the eight Franchise Agreements (the "Franchise Agreements") between BKC and IFFC. By letter dated June 30, 1995, BKC notified IFFC that, at that time, BKC would not elect to declare IFFC to be in default under the BKC Development Agreement. BKC further stated that such notice was not a waiver of its legal rights under the BKC Development Agreement to, in the future, declare IFFC's failure to develop the requisite number of BKC restaurants an act of default. By letter dated May 2, 1996, BKC notified IFFC that BKC believed that the BKC Development Agreement had terminated pursuant to its terms.


      The BKC Litigation was settled between the parties on March 11, 1997. In connection with the settlement of the BKC Litigation, (see Note 8) a new Development Agreement (the "New BKC Development Agreement") was entered into between BKC and IFFC, which was then assigned by IFFC to IFFP on March 14, 1997; IFFC continues to remain liable for the obligations contained in the New BKC Development Agreement. Pursuant to the New BKC Development Agreement, IFFP has been granted the exclusive right until September 30, 2007 to develop and be franchised to operate Burger King restaurants in Poland with certain exceptions discussed below. Pursuant to the New BKC Development Agreement, IFFC is required to open 45 restaurants during the term of the Agreement. Each traditional Burger King restaurant, in-line Burger King restaurant, or drive-thru Burger King restaurant shall constitute one unit. A Burger King kiosk restaurant shall, for purposes of the New BKC Development Agreement, be considered one quarter unit. Pursuant to the New BKC Development Agreement, IFFC is to open three Development

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)

Units through September 30, 1998, four units in each year beginning October 1, 1998 and ending September 30, 2001 and five units in each year beginning October 1, 2001 and ending September 30, 2007.

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

      The BKC Development Agreement requires IFFC to designate a full-time Managing Director to be responsible for the restaurants to be developed pursuant

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)

to the New BKC Development. Such General Manager must be acceptable to BKC. Leon Blumenthal, who has served as IFFC's Senior Vice President, Chief Operating Officer, and Managing Director has been approved by BKC.

      Specifically excluded from the scope of the BKC Development Agreement are restaurants on United States military establishments. BKC has also reserved the right to open restaurants in hotel chains with which BKC has, or may in the future have, a multi-territory agreement encompassing Poland. With respect to restaurants in airports, train stations, hospitals and other hotels, IFFC has the right of first refusal with the owners of such sites. If IFFC is unable or unwilling to reach a mutually acceptable agreement, BKC or its affiliates or designated third parties may do so. IFFC is restricted from engaging in the fast food hamburger restaurant business without the prior written consent of BKC, which consent may not be withheld so long as IFFC and the franchisees operating Burger King restaurants by designation of IFFC are adequately funded.

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


8.    LITIGATION:

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

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)

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

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)

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

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)



      In consideration of the Amount, IFFC also assigned to Funding a security interest (the "Security Interest") in its entire equity interest in IFFP (the "IFFP Stock"). The Security Interest secures the delivery to Funding of all the Assigned Proceeds. In order to perfect the Security Interest, IFFC has agreed to take all such actions as are necessary under the laws of the Republic of Poland ("Poland") and the State of Florida to transfer title to the IFFP Stock to the Escrow Agent; provided, however, that IFFC has retained beneficial ownership of the IFFP Stock, including the right to vote the IFFP Stock, unless Funding does not receive the Assigned Proceeds in accordance with the terms of the Funding Agreement and such nonreceipt is not rectified within 45 days (an "Event of Default"). IFFC has further agreed to deliver to the Escrow Agent such documents as are necessary to file with the appropriate authorities in Poland to, if an Event of Default occurs, officially transfer legal and beneficial title to the IFFP Stock to Funding. IFFC and Funding have agreed that record title to the IFFP Stock is being transferred to the Escrow Agent to provide Funding a perfected security interest in the IFFP Stock without being forced to rely on Poland's apparently deficient system of recording and perfecting security interest. If (1) Funding receives the Assigned Proceeds in accordance with the terms of the Funding Agreement or (2) it becomes apparent that Funding shall not ever be entitled to receive any Proceeds, then Funding is required to immediately issue a notice to the Escrow Agent with respect to the IFFP Stock and the Security Interest is to be satisfied and extinguished.

      The IFFC Affiliates have also entered a second agreement to assist in the financing of the BKC Litigation. On April 7, 1996, the IFFC Affiliates entered into a letter agreement (the "Fee Agreement") with the law firm (the "Litigation Counsel") representing the IFFC Affiliates in the BKC Litigation. Pursuant to the Fee Agreement, IFFC and IFFP have agreed to pay Litigation Counsel the greater of (a) Litigation Counsel's accrued hourly fees for legal services provided in connection with the BKC Litigation; and (b) a certain percentage of any final monetary recovery obtained by the IFFC Affiliates in the BKC Litigation, in exchange for Litigation Counsel's services. The Company's legal fees and related costs in connection with the BKC litigation, exclusive of the $750,001 paid by Funding, were approximately $1,447,082, of which $200,000 was paid by issuance of 2,000,000 shares of Common Stock to Litigation Counsel, in April 1997. The 2,000,000 shares of Common Stock have been reflected as outstanding in the accompanying Consolidated Financial Statements as of March 31, 1997.

      The gain on settlement of the BKC Litigation is comprised as follows:

      Settlement Proceeds:
          Cash received from BKC               $ 5,000,000
          Forgiveness of liabilities due
             to BKC499,768
          Value attributable to Development
             Agreement                           1,000,000
                                               -----------
                 Total proceeds                  6,499,768

      Less Settlement Costs and Deferred Credits:
          Legal fees and costs paid by

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)
             IFFC                               (1,447,082)
          Legal fees and costs paid by
             Funding                            (  750,001)
          Deferred Credit                       (1,000,000)
                                               -----------
                 Net settlement proceeds         3,302,685

          Portion of net settlement proceeds
             due to Funding                     (2,477,014)

          Legal fees and costs paid by IFFC
             in prior periods and charged
             against operations                    501,399
                                               -----------
          IFFC gain on settlement              $ 1,327,070
                                               ===========

      IFFC has valued the New Development Agreement at $1,000,000 which is its best estimate of the cost that it would incur in obtaining such agreement from BKC exclusive of all other matters associated with the BKC settlement. Due to the uncertainty relating to IFFC's ability to meet the performance requirements specified in the New Development Agreement, which must be achieved by September 30, 1999, coupled with the $1,000,000 amount that will be payable to BKC if the minimum performance requirements are not met, IFFC has recorded a Deferred Credit of $1,000,000 in connection with recognition of gain on settlement of the BKC Litigation. If the minimum performance objectives required by the New Development Agreement are achieved by September 30, 1999, $562,500 of the Deferred Credit will become payable to Funding, and $187,500 will be recognized by IFFC as additional gain on the BKC Litigation settlement and $250,000 will become payable to BKC. If the maximum performance objectives required by the New Development Agreement are achieved by September 30, 1999, $750,000 of the Deferred Credit will become payable to Funding and $250,000 will be recognized by IFFC as additional gain on the BKC Litigation settlement. If the minimum performance objectives are not met the $1,000,000 Deferred Credit will become payable to BKC.

      At March 31, 1997, the payable to Funding is comprised as follows:

          Portion of net settlement proceeds
             due to Funding                    $ 2,477,014

          Reimbursement of legal fees and
             costs paid by Funding                 750,001
                                               -----------
          Balance due to Funding                 3,227,015

          Portion classified as current          1,028,521
                                               -----------
          Promissory note payable              $ 2,198,494
                                                ==========

          The promissory note bears interest at prime plus 1%, and matures on December 31, 1998. Interest is payable quarterly beginning on July 1, 1997. The note may be prepaid in whole or part at any time without penalty. The note is collateralized by the Company's equity interest in IFFP. The remaining balance due to Litigation Funding in the amount of $1,028,521 was paid in May 1997.
                                      18

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)


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

      ROMANSKA - NINKOWIC - In April 1997, Ms. Romanska - Ninkowic filed suit in Voivodship Court in Krakow, Poland against IFFP. Ms. Romanska - Ninkowic alleges that IFFP owes her approximately 266,831 PLN (approximately $89,000) in final settlement for the construction of IFFP's Katowice restaurant. IFFP is in the process of filing a countersuit against Ms. Romanska - Ninkowic citing, among other things, failure to comply with the terms of the contractor's agreement. No court date has been set. IFFP believes the charges are without merit.

ITEM I.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

      IFFC currently operates its business in Poland through its majority owned (85%) subsidiary, International Fast Food Polska, and three wholly-owned Polish limited liability corporations, IFF Polska-Kolmer, IFF-DX Management and IFF Polska i Spolka. Unless the context indicates otherwise, references herin to IFFC include all of its operating subsidiaries.

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

      The BKC Development Agreement required IFFC to open at least 13 full-service traditional restaurants prior to September 1996, including seven traditional restaurants by September 24, 1994 and three additional traditional restaurants during each of the two following twelve-month periods. IFFC currently operates eight restaurants. Through the period ended September 24, 1994, IFFC was ahead of the required development schedule. However, during the term of this Development Agreement certain disputes arose between IFFC and BKC and, on March 17, 1995, IFFC and its majority owned (85%) subsidiary, International Fast Food Polska ("IFFP"), filed suit (the "BKC Litigation") against BKC in the Eleventh Circuit Court of the State of Florida. IFFC alleged that BKC did not provide all of the support, supervision and assistance required of it under the BKC Development Agreement and the eight Franchise Agreements (the "Franchise Agreements") between BKC and IFFC. By letter dated June 30, 1995, BKC notified IFFC that, at that time, BKC would not elect to declare IFFC to be in default under the BKC Development Agreement to, in the future, declare IFFC's failure to develop the requisite number of BKC restaurants an act of default. By letter dated May 2, 1996, BKC notified IFFC that BKC believed that the Development Agreement had terminated pursuant to its terms. Throughout the term of this Development Agreement certain disputes arose between IFFC and BKC and, on March 17, 1995, IFFC and its majority owned (85%) subsidiary, International Fast Food Polska ("IFFP"), filed suit (the "BKC Litigation") against BKC in the Eleventh Circuit Court of the State of Florida. IFFC alleged that BKC did not provide all of the support, supervision and assistance required of it under the BKC Development Agreement and the eight Franchise Agreements (the "Franchise Agreements") between BKC and IFFC. On March 11, 1997, IFFC, BKC, IFFP, Mitchell Rubinson, IFFC's chairman and Litigation Funding, Inc. entered into a settlement agreement regarding the BKC litigation. See Part II. Item 2. Legal Proceedings - BKC Litigation.

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

      The IFFC Affiliates also entered a second agreement to assist in the financing of the BKC Litigation. On April 7, 1996, the IFFC Affiliates entered into a letter agreement (the "Fee Agreement") with the law firm (the "Litigation Counsel") representing the IFFC Affiliates in the BKC Litigation. Pursuant to the Fee Agreement, IFFC and IFFP have agreed to pay Litigation Counsel the greater of (a) Litigation Counsel's accrued hourly fees for legal services provided in connection with the BKC Litigation; and (b) a certain percentage of any final monetary recovery obtained by the IFFC Affiliates in the BKC Litigation, in exchange for Litigation Counsel's services. The percentage of any monetary recovery payable to Litigation Counsel would vary depending upon whether or not: (1) the BKC Litigation is settled at or before mediation; (2) the BKC Litigation is settled after mediation but before a verdict; (3) the BKC Litigation is resolved by a jury or court verdict; and (4) the IFFC Affiliates successfully appeal a verdict in the BKC Litigation or if they successfully defend against an appeal by BKC of the verdict in the BKC Litigation.

      In connection with the settlement of the BKC Litigation and pursuant to the provisions of the Funding Agreement as of March 31, 1997, IFFC is indebted to Funding for an aggregate amount of $3,227,015. See Note 8 of Notes To
Consolidated Financial Statements for a description of the amounts due to Funding.

      As of March 31, 1997, IFFC had working capital of approximately $1,990,482 and Cash and Cash Equivalents of $4,825,614. IFFC's working capital and cash position were significantly improved by the settlement of the BKC Litigation in March 1997. Although IFFC believes that it has sufficient funds to finance its present plan of operations through December 31, 1997, IFFC cannot reasonably estimate how long it will be able to satisfy its cash requirements. The capital requirements relating to implementation of the New BKC Development Agreement are significant. Based upon current assumptions, IFFC will seek to implement its business plan utilizing its Cash and Cash Equivalents and cash generated from restaurant operations. In order to satisfy the capital requirements of the New BKC Development Agreement IFFC will require resources substantially greater than the amounts it presently has or amounts that can be generated from restaurant operations. Except as discussed below, IFFC has no current arrangements with respect to, or sources of additional financing and there can be no assurance that IFFC will be able to obtain additional financing or that additional financing will be available on acceptable terms to fund future commitments for capital expenditures.

THREE MONTHS ENDED MARCH 31, 1997 VS THREE MONTHS ENDED MARCH 31, 1996

RESULTS OF OPERATIONS

      For the three months ended March 31, 1997 and March 31, 1996, IFFC generated Restaurant Sales of $1,358,610 and $1,268,674, respectively. In U.S. dollar and Polish zloty terms IFFC's Restaurant Sales increased by approximately 7% and 27% for the three months ended March 31, 1997 and March 31, 1996, respectively. The increase is primarily attributable to improved local store marketing and the general improvements in the Polish economy.

      During the three months ended March 31, 1997 and 1996, IFFC generated other operating Revenue of $28,864 and $38,077, net of direct costs and expenses relating to a video game arcades located in its restaurants.

      During the three months ended March 31, 1997, IFFC incurred Food and Packaging Expense of $568,943, Payroll and Related Costs of $216,852 , Occupancy and Other Operating Expenses of $365,068, and Depreciation and Amortization Expense of $223,487.

      Food and Packaging Costs for the three months ended March 31, 1997 and 1996 were 41.9% and 45.1% of Restaurant Sales, respectively. The 3.2% decrease as a percentage of Restaurant Sales is primarily attributable to improved product sourcing, the implementation of tighter cost controls, a decrease in custom duties and import tax on paper goods coupled with an increase in Restaurant Sales.

      Payroll and Related Costs for the three months ended March 31, 1997 and 1996 were 16% and 14.6% of Restaurant Sales, respectively. The 1.4% as a percentage of Restaurant Sales increased primarily as a result of an increase in the minimum wage rate in Poland effective January 1, 1997, coupled with an increase in personnel.

      Occupancy and Other Operating Expenses for the three months ended March 31, 1997 and 1996 were 26.9% and 29.9% of Restaurant Sales, respectively. The 3% decrease as a percentage of Restaurant Sales is primarily attributable to a decrease in advertising expense coupled with an increase in Restaurant Sales.

      Depreciation and Amortization Expense as a percentage of Restaurant Sales was 16.4% and 19.4% in the three months ended March 31, 1997 and 1996, respectively. The 3% decrease as a percentage of restaurant sales is primarily attributable to an increase in Restaurant Sales coupled with the fully depreciated status of certain assets still in use.

      General and Administrative Expenses for the three months ended March 31, 1997 and 1996 were 36.3% and 39.4% of Restaurant Sales, respectively. The 3.1% decrease as a percentage of Restaurant Sales is primarily attributable to reduced legal and professional fees and an increase in restaurant sales. IFFC does not anticipate its General and Administrative Expenses will increase significantly over the next twelve months. For the three months ended March 31, 1997, General and Administrative Expenses was comprised of executive and office staff salaries and benefits ("Salary Expense") $125,669; legal and professional fees, office rent, travel, telephone and other corporate expenses ("Corporate Overhead Expense") $358,167, and depreciation and amortization $8,314. For the three months ended March 31, 1996, General and Administrative Expense was comprised of executive and office staff salaries $183,066; legal and professional fees, office rent, travel, telephone and other general corporate expenses $291,490, and depreciation and amortization $24,757.

      For the three months ended March 31, 1997, IFFC generated net income of $829,826 or $.07 per share of IFFC's Common Stock compared to a net loss of $(562,600), or $(.14) per share of IFFC's Common Stock for the three months ended March 31, 1996. During the three months ended March 31, 1997, IFFC recognized a non-recurring gain of $1,327,070 or $.11 per share of IFFC's Common Stock in connection with the settlement of the BKC Litigation.

      IFFC anticipates that it will continue to incur certain expenses in connection with its disputes with the Polish Fiscal Authorities. See "Item 2. Legal Proceedings - Polish Fiscal Authority Disputes" for a description of such matters.

For the three months ended March 31, 1997 and 1996 Interest and Other Income was comprised as follows:
                                                Three Months Ended March 31,
                                                ----------------------------
                                                   1997             1996
                                                 ----------       ----------

      Interest income                           $    35,923      $    41,348
      Foreign exchange (losses)
          gains, net                             (   23,234)           2,967
      Management fee                                  3,902            1,336
      All other, net                             (      154)           6,258
                                                 ----------       ----------

                                                $    16,437      $    51,909
                                                 ==========       ==========

Interest Expense is comprised as follows:
                                                Three Months Ended March 31,
                                                ----------------------------
                                                   1997             1996
                                                 ----------       ----------
      Interest Expense on Subordinated
          Convertible Debentures                $    62,010      $    62,010

      Interest Expense on Convertible
          Promissory Notes                            7,290             -

      Amortization of Debenture
          Issuance Costs                              8,314            8,314

      Interest Expense on Bank
          Facilities                                 27,933           40,353
                                                 ----------       ----------

                 Total                          $   105,547      $   110,677
                                                 ==========       ==========

      Interest Expense exceeded Interest and Other Income by $386,050 and $404,666 for the years ended December 31, 1996 and 1995, respectively. As a result of IFFC's consummation of the Second Exchange Offer (defined below) as of January 13, 1995, IFFC's Interest Expense on Debentures should not exceed $248,000 in the year ended December 31, 1997. The level of Interest Expense on Debentures will be partially offset by IFFC's payment of dividends with respect to the shares of Preferred Stock (defined below) issued in the Second Exchange Offer. Each share of Preferred Stock receives dividends, payable semi-annually on each June 15 and December 15, at a rate of $6.00 per annum, which dividends may, at the option of IFFC, be paid in cash, or through the issuance of IFFC Common Stock or a combination thereof. The June 15, 1996 and December 15, 1996 dividend payments were not made and as of March 31, 1997 dividends in arrears aggregated $229,440.

      IFFC's interest expense on bank facilities was $27,933 and $40,353 for the three months ended March 31, 1997 and 1996, respectively. The $12,420 decrease is attributable to IFFC's reduction of borrowings under bank credit facilities.

      During the three months ended March 31, 1997, IFFC recorded a non-recurring gain of $1,327,070, or $.13 per share of IFFC's Common Stock in connection with the settlement of the BKC Litigation. See Note 8 of Notes To Consolidated Financial Statements for the components included in the calculation of the gain.

LIQUIDITY AND CAPITAL RESOURCES

      IFFC's material commitments for capital expenditures in its restaurant business relate to the restaurants that it is required to open in order to comply with the provisions of the BKC Development Agreement.

      From September 1991 to May 1996, the relationship between IFFC and Burger King Corporation ("BKC") was governed principally by the BKC Development Agreement and by a franchise agreement relating to each restaurant, as described below. A former majority shareholder entered into the BKC Development Agreement in September 1991 and, in December 1991, assigned its rights and obligations under the BKC Development Agreement to IFFC. Pursuant to the BKC Development Agreement, IFFC was granted the exclusive right until September 24, 1996 to develop and to be franchised to operate Burger King restaurants in Poland, with certain exceptions. IFFC was obligated to open and did open one traditional restaurant by December 24, 1992, three additional traditional restaurants by September 25, 1993 and three additional traditional restaurants by September 24, 1994, which IFFC did in a timely manner. Pursuant to the BKC Development Agreement, IFFC was required to open three additional traditional restaurants during each of the two following twelve-month periods, for a total of 13 traditional restaurants open and operating by the end of the Initial Term. Through the period ended September 24, 1994, IFFC was ahead of the required development schedule. However, during the term of this Development Agreement certain disputes arose between IFFC and BKC and, on March 17, 1995, IFFC and its majority owned (85%) subsidiary, International Fast Food Polska ("IFFP"), filed suit (the "BKC Litigation") against BKC in the Eleventh Circuit Court of the State of Florida. IFFC alleged that BKC did not provide all of the support, supervision and assistance required of it under the BKC Development Agreement and the eight Franchise Agreements (the "Franchise Agreements") between BKC and IFFC. By letter dated June 30, 1995, BKC notified IFFC that, at that time, BKC would not elect to declare IFFC to be in default under the BKC Development Agreement. BKC further stated that such notice was not a waiver of its legal rights under the BKC Development Agreement to, in the future, declare IFFC's failure to develop the requisite number of BKC restaurants an act of default. By letter dated May 2, 1996, BKC notified IFFC that BKC believed that the BKC Development Agreement had terminated pursuant to its terms.

      The BKC Litigation was settled between the parties on March 11, 1997. In connection with the settlement of the BKC Litigation, a new Development Agreement (the "New BKC Development Agreement") was entered into between BKC and IFFC, which was then assigned by IFFC to IFFP on March 14, 1997; IFFC continues to remain liable for the obligations contained in the New BKC Development Agreement. Pursuant to the New BKC Development Agreement, IFFC has been granted the exclusive right until September 30, 2007 to develop and be franchised to operate Burger King restaurants in Poland with certain exceptions discussed below. Pursuant to the New BKC Development Agreement, IFFC is required to open 45 Development Units during the term of the Agreement. Each traditional Burger King restaurant, in-line Burger King restaurant, or drive-thru Burger King restaurant shall constitute one unit. A Burger King kiosk restaurant shall, for purposes of the New BKC Development Agreement, be considered one quarter unit. Pursuant to the New BKC Development Agreement, IFFC is to open three Development Units through September 30, 1998, four units in each year beginning October 1, 1998 and ending September 30, 2001 and five units in each year beginning October 1, 2001 and ending September 30, 2007.

      Pursuant to the New BKC Development Agreement, IFFC shall pay BKC $1,000,000 as a development fee. IFFC shall not be obligated to pay the development fee if IFFC is in compliance with the development schedule by September 30, 1999, and has achieved gross sales of $11,000,000 for the 12 months preceding the September 30, 1999, target date. If the development schedule has been achieved but gross sales were less than $11,000,000, but greater than $9,000,000, the development fee shall be reduced to $250,000. If the development fee is payable due to the failure of IFFC to achieve the performance targets set forth above, IFFC, at its option, may either pay the development fee or provide BKC with the written and binding undertaken of Mr. Mitchell Rubinson, IFFC's Chairman, that the Rubinson Group will completely divest themselves of any interest in IFFC and the Burger King restaurants opened or operated by IFFC in Poland within six (6) months of the date the development fee payment is due. The Rubinson Group shall be defined to include any entity that Mr. Rubinson directly or indirectly owns an aggregate interest of ten percent (10%) or more of the legal or beneficial equity interest and any parent, subsidiary or affiliate of a Rubinson entity. Mr. Rubinson has personally guaranteed payment of the development fee.

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

      IFFC currently estimates the cost of opening a traditional restaurant to be approximately $450,000 to $1,000,000, including leasehold improvements, furniture, fixtures, equipment, and opening inventories. Such estimates vary depending primarily on the size of a proposed restaurant and the extent of the improvements required. The development of additional restaurants is contingent upon, among other things, IFFC's ability to generate cash from operations and/or securing additional debt or equity financing. If cash is unavailable from those sources, IFFC will have to curtail any additional development until additional cash resources are secured.

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

      On November 7, 1994, IFFC proposed to exchange (the "Second Exchange Offer") for each $1,000 in principal amount of Debentures validly tendered ten shares of IFFC's Series A 6% Convertible Preferred Stock (the "Preferred Stock"). The Preferred Stock (i) has a liquidation preference value of $100 per share, (ii) is convertible into shares of IFFC's Common Stock at a conversion price of $3.00 per share, and (iii) receives dividends, payable semi-annually on each June 15 and December 15, at the rate of $6.00 per annum, which dividends may, at the option of IFFC, be paid in cash, through the issuance of Common Stock or a combination of cash and Common Stock, and (iv) are redeemable under certain circumstances. Upon completion of IFFC's Second Exchange Offer on January 13, 1995 $5,636,000 in principal amount of Debentures were tendered and accepted by IFFC in exchange for 56,360 shares of Preferred Stock. IFFC recognized an extraordinary gain of $1,106,642, the difference between (a) the estimated fair value of the 56,360 shares of Preferred Stock issued ($3,757,590) and (b) the sum of the carrying value of the Debentures and accrued interest, net of unamortized Debenture issuance costs. Since the consummation of the second exchange offer in January 1995, $2,756,000 principal amount of the 9% Subordinated Convertible Debentures due December 15, 2007 remain outstanding.

      On June 15, 1995 and December 15, 1995, rather than expend its cash resources, IFFC paid dividends with respect to its outstanding shares of Preferred Stock by issuing 107,630 and 168,912 additional shares of Common Stock, respectively. These stock dividends had no effect on total stockholders equity as common stock and additional paid in capital were increased and retained earnings were decreased by $142,778 in connection with the first dividend payment and $150,078 in connection with the second dividend payment. IFFC did not pay the preferred dividends that were due on June 15, 1996 and December 15, 1996, and as of March 31, 1997, $229,440 of preferred dividends remain in arrears. At March 31, 1997 there were 37,250 shares of Preferred Stock outstanding.

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

      In September 1996, the Company had working capital needs, and had incurred additional expenses in connection with the BKC Litigation. The Board of Directors of IFFC authorized the sale of 2,500,000 shares of common stock at $.10 per share. Marilyn Rubinson, Jaime Rubinson and Kim Rubinson, the mother and daughters of Mitchell Rubinson, the Company's President purchased 250,000 shares each or a total of 750,000 shares..

      In November 1996, the Company had additional working capital needs. The Board of Directors of IFFC authorized the sale of 500,000 shares of common stock $.10 per share Jaime Rubinson and Kim Rubinson, the daughters of Mitchell Rubinson, the Company's President purchased 250,000 shares each.

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

      In January 1997, Marilyn Rubinson, the mother of Mitchell Rubinson, Jaime Rubinson and Kim Rubinson, Mr. Rubinson's daughters, purchased $300,000, $50,000 and $50,000 aggregate principal amount of convertible promissory notes, respectively. The notes bear interest at 8% per annum and mature on January 13, 1999. The notes are convertible into shares of the Company's Common Stock at $.10 per share. The proceeds from the sale of the notes were used to fund the cost and expenses in connection with the Company's litigation against BKC and general working capital. In January 1997, Mr. Rubinson and his wife, Edda purchased from the Company a convertible promissory note in the aggregate principal amount of $100,000. The note bear interest at 8% percent per annum and matures on January 13, 1999. The note converts into shares of the Company's Common Stock at $.10 per share. The Convertible promissory notes are collateralized by the Companys equity interest in IFFP.

      On March 14, 1997, IFFC issued a promissory note in the original principal amount of $2,198,494 to Litigation Funding as partial payment of amounts due to Litigation Funding in connection with the settlement of the BKC Litigation. The note bears interest at prime plus 1%, is payable in full on December 31, 1998, and may be prepaid in whole or in part at anytime, without penalty. The note is collateralized by the Company's equity interest in IFFP. The remaining balance due to Litigation Funding in the amount of $1,028,521 was paid in May 1997.

      As of March 31,  1997 and May 8, 1997,  IFFC had  $492,470  and  $531,094,
respectively, in accounts with AmerBank and substantially all of such funds were held as European Currency Unit denominated deposits. As of March 31, 1997 and May 8, 1997, $473,578 and $500,000, respectively of the cash on deposit with Amerbank was restricted and secured outstanding balances of IFFP's Credit Facility with Bank Handlowy. As of March 31, 1997 and May 8, 1997, IFFC had $13,637 and $20,721, respectively, in an operating account with Bank Handlowy.

      IFFC  has  also  financed  its  operations   through  the  use  of  credit
facilities, which credit facilities are described below.

      As of January 28, 1993, IFFP entered into a revolving credit facility with American Bank of Poland S.A. ("AmerBank") totalling 3,000,000,000 zloty, or approximately $123,000 at- year end exchange rates. Borrowings under the January 28,1993 AmerBank credit facility are secured by a guarantee of IFFC and bear interest at a monthly adjusted variable rate approximately equal to AmerBank's prime rate. Borrowings under the January 28, 1993 AmerBank credit facility were repayable as of January 28, 1996. However, on October 30, 1995 and April 12, 1996, the credit facility was amended as follows: (i) the immediately available credit available was decreased to 2,000,000,000 in zlotys (approximately $81,000 at year end exchange rates), and (ii) repayment of borrowings was deferred until October 30, 1996. The credit facility matures on March 31, 1998. As of March 31, 1997 and May 8, 1997, the outstanding balance on the credit facility was $18,995 and $5,938 , respectively.

      As of February 23, 1994, IFFC terminated a credit facility created on February 12, 1993 and entered into a new $1,000,000 credit facility with AmerBank. The new credit facility was structured as a revolving credit facility through May 31, 1994. During this initial period, draws could be made in minimum increments of $40,000 to purchase, and are secured by, furniture, equipment and related items for restaurants. During the initial period, interest accrued on the outstanding balance at a rate of 12% per annum and was due and payable quarterly. As of July 31, 1994, the outstanding balance under the credit facility became due and payable at a rate of $90,000 plus interest every three months with any principal outstanding as of April 30, 1996 immediately due and payable. On November 7, 1996 AmerBank agreed to amend the credit facility so that the outstanding principal balance becomes due and payable at a rate of $100,000 on March 31, 1997, $100,000 on June 30, 1997 and $110,000 on September
30, 1997 plus interest every three months. As of March 31, 1997 and May 8, 1997, approximately $210,000 was outstanding under the AmerBank credit facility.

      On February 16, 1996, IFFP entered into a $300,000 line of credit with AmerBank, the proceeds of which may be used to finance IFFP's business operations. Pursuant to the line of credit, IFFC could make draws on the line of credit until June 30, 1996. IFFP is required to make interest payments on the outstanding principal amount of the credit facility at AmerBank's prime rate. IFFP is also obligated to pay AmerBank a 1% per annum commission on the daily average unutilized principal balance of the credit facility. Interest and commission expenses are payable monthly. The outstanding principal balance of the loan is payable in three quarterly installments of $100,000 commencing on

March 31, 1998. The credit facility is secured by: (i) a promissory note of IFFP and (ii) a guarantee of IFFC. As of March 31, 1997 and May 8, 1997, $300,000 of the credit facility was outstanding.

      On May 30, 1994, IFFC's subsidiary, IFFP, entered into a credit facility with Bank Handlowy Warszawie, S.A. ("Bank Handlowy") in the principal amount of $10,000,000. Borrowings under the Bank Handlowy credit facility could be made until May 31, 1997 and were secured by: (i) amounts on deposit with Bank Handlowy; (ii) an unconditional guarantee of IFFC; (iii) the fixed assets of IFFP; and (iv) a letter of credit (described below). Borrowings under the Bank Handlowy credit facility were required be repaid in fourteen equal semi-annual installments with the first installment due on November 30, 1997. Interest accrued on the amount outstanding under the credit facility at the London Interbank Offered Rate (LIBOR) for nine month deposits plus 3.875% per annum. The proceeds could be used to finance up to forty percent (40%) of the costs of furnishing and commencing operation of fast food restaurants operated by IFFP. On December 13, 1995, the credit facility with Bank Handlowy was amended. The principal amount of the credit facility was reduced to $1,000,000 and borrowings under the credit facility were required to be repaid on December 16, 1996. The maturity date and payment terms of the facility were further amended and principal payments of $100,000 and $50,000 were made in December 1996 and January 1997, respectively. The remaining principal balance is payable in quarterly installments of $100,000 commencing on March 31, 1997 through September 30, 1997, with the remaining principal balance payable in full on December 16, 1997. Borrowings under the amended credit facility are secured by:
(i) amounts on deposit with Bank Handlowy; (ii) an unconditional guarantee of IFFC; (iii) fixed assets of IFFP having a value of $1,250,000; and (iv) a letter of credit in the amount of $500,000. The Letter of Credit is valid until December 30, 1997. As of March 31, 1997 and May 8, 1997, $750,000 was
outstanding under the Bank Handlowy credit facility, respectively.

      IFFC has financed its operations in part through the use of proceeds acquired in connection with a private offering of IFFP's equity capital. As of December 14, 1994, Agros Holding S.A., a joint stock corporation which produces agricultural products ("Agros"), acquired a 20% voting and property interest in IFFP pursuant to a subscription agreement (the "Subscription Agreement"), dated November 30, 1994, between IFFC and Agros. Agros purchased the 20% interest from IFFP for the zloty equivalent of $2,000,000. On December 28, 1995, IFFC increased its equity interest in IFFP from 80% to 85% by purchasing from Agros 5% (25% or the Agros holdings) of the outstanding capital stock of IFFP in exchange for a $500,000 non-interest bearing obligation due in full on December 28, 1996. In December 1996, IFFC requested an extension on the repayment of the obligation which was refused by Agros and Agros demanded payment. As of May 8, 1997, the obligation was still outstanding.

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

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

      IFFC's restaurant operations are conducted in Poland. The Polish economy has historically been characterized by high rates of inflation and devaluation of the Polish zloty against the dollar and European currencies. However, in the year ended December 31, 1996, the rates of inflation and devaluation improved. For the years ended December 31, 1993, 1994, 1995 and 1996, the annual inflation rate in Poland was 35%, 32%, 21.6% and 19.5%, respectively, and as of December 31, 1993, 1994, 1995 and 1996 the exchange rate was 21,344, 24,372, 24,680 and
28,725 old zlotys per dollar, respectively. Payment of interest and principal on the Debentures and payment of franchise fees to BKC for each IFFC restaurant opened are in United States currency. Additionally, IFFC is dependent on certain sources of supply which require payment in European or United States currencies. Since IFFC's revenues from operations will be in zlotys, IFFC is subject to the risk of currency fluctuations. IFFC has and intends to maintain substantially all of its unutilized funds in United States or Western European currency denominated securities and/or European Currency Units. There can be no assurance that IFFC will successfully manage its exposure to currency fluctuations or that such fluctuations will not have a material adverse effect on IFFC.

      Thus far, IFFC's revenues have been used to fund restaurant operations and IFFC's expansion. As a result, such revenues have been relatively insulated from inflationary conditions in Poland. There can be no assurance that inflationary conditions in Poland will not have an adverse effect on IFFC in the future.

      The accounts of IFFP are measured using the Polish zloty. Due to Poland's highly inflationary environment through December 31, 1995, generally accepted accounting principles required IFFC to calculate and recognize on its statement of operations its currency translation gains or losses associated with IFFP. Due to the reduction in Polands inflation rate, effective for the year ended December 31, 1996, IFFC was no longer required pursuant to generally accepted accounting principles to recognize currency translation gains or losses in its statement of operations.

      The official currency in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. As of January 1, 1995, the National Bank of Poland introduced a new zloty (a "new zloty"). New zlotys are equivalent to 10,000 old zlotys ('old zlotys"). Old zlotys remained legal tender until December 31, 1996, after which date they are only exchangeable at certain banks. At March 31, 1997, the exchange rate was 3.0760 new zlotys per dollar.

                          PART II. OTHER INFORMATION


ITEM 2.   LEGAL PROCEEDINGS

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

      In consideration of the Amount, IFFC also assigned to Funding a security interest (the "Security Interest") in its entire equity interest in IFFP (the "IFFP Stock"). The Security Interest secures the delivery to Funding of all the Assigned Proceeds. In order to perfect the Security Interest, IFFC has agreed to take all such actions as are necessary under the laws of the Republic of Poland ("Poland") and the State of Florida to transfer title to the IFFP Stock to the Escrow Agent; provided, however, that IFFC has retained beneficial ownership of the IFFP Stock, including the right to vote the IFFP Stock, unless Funding does not receive the Assigned Proceeds in accordance with the terms of the Funding Agreement and such nonreceipt is not rectified within 45 days (an "Event of Default"). IFFC has further agreed to deliver to the Escrow Agent such documents as are necessary to file with the appropriate authorities in Poland to, if an Event of Default occurs, officially transfer legal and beneficial title to the IFFP Stock to Funding. IFFC and Funding have agreed that record title to the IFFP Stock is being transferred to the Escrow Agent to provide Funding a perfected security interest in the IFFP Stock without being forced to rely on Poland's apparently deficient system of recording and perfecting security interest. If (1) Funding receives the Assigned Proceeds in accordance with the terms of the Funding Agreement or (2) it becomes apparent that Funding shall not ever be entitled to receive any Proceeds, then Funding is required to immediately issue a notice to the Escrow Agent with respect to the IFFP Stock and the Security Interest is to be satisfied and extinguished.

      The IFFC Affiliates have also entered a second agreement to assist in the financing of the BKC Litigation. On April 7, 1996, the IFFC Affiliates entered into a letter agreement (the "Fee Agreement") with the law firm (the "Litigation Counsel") representing the IFFC Affiliates in the BKC Litigation. Pursuant to the Fee Agreement, IFFC and IFFP have agreed to pay Litigation Counsel the greater of (a) Litigation Counsel's accrued hourly fees for legal services provided in connection with the BKC Litigation; and (b) a certain percentage of any final monetary recovery obtained by the IFFC Affiliates in the BKC Litigation, in exchange for Litigation Counsel's services. The Company's legal fees and related costs in connection with the BKC litigation, exclusive of the $750,001 paid by Funding, were approximately $1,447,082, of which $200,000 was paid by issuance of 2,000,000 shares of Common Stock to Litigation Counsel, in April 1997. The 2,000,000 shares of Common Stock have been reflected as outstanding in the accompanying Consolidated Financial Statements as of March 31, 1997.

      The gain on settlement of the BKC Litigation is comprised as follows:

      Settlement Proceeds:
          Cash received from BKC                $ 5,000,000
          Forgiveness of liabilities due
             to BKC499,768
          Value attributable to Development
             Agreement                            1,000,000
                                                 ----------
                 Total proceeds                   6,499,768

      Less Settlement Costs and Deferred Credits:
          Legal fees and costs paid by
             IFFC                                (1,447,082)
          Legal fees and costs paid by
             Funding                             (  750,001)
          Deferred Credit                        (1,000,000)
                                                 ----------
                 Net settlement proceeds          3,302,685

          Portion of net settlement proceeds
             due to Funding                      (2,477,014)

          Legal fees and costs paid by IFFC
             in prior periods and charged
             against operations                     501,399
                                                 ----------
          IFFC gain on settlement               $ 1,327,070
                                                 ==========

      IFFC has valued the New Development Agreement at $1,000,000 which is its best estimate of the cost that it would incur in obtaining such agreement from BKC exclusive of all other matters associated with the BKC settlement. Due to the uncertainty relating to IFFC's ability to meet the performance requirements specified in the New Development Agreement, which must be achieved by September 30, 1999, coupled with the $1,000,000 amount that will be payable to BKC if the minimum performance requirements are not met, IFFC has recorded a Deferred Credit of $1,000,000 in connection with recognition of gain on settlement of the BKC Litigation. If the minimum performance objectives required by the New Development Agreement are achieved by September 30, 1999, $562,500 of the Deferred Credit will become payable to Funding, and $187,500 will be recognized by IFFC as additional gain on the BKC Litigation settlement and $250,000 will become payable to BKC. If the maximum performance objectives required by the New Development Agreement are achieved by September 30, 1999, $750,000 of the Deferred Credit will become payable to Funding and $250,000 will be recognized by IFFC as additional gain on the BKC Litigation settlement. If the minimum performance objectives are not met the $1,000,000 Deferred Credit will become payable to BKC.

      At March 31, 1997, the payable to Funding is comprised as follows:

          Portion of net settlement proceeds
             due to Funding                     $ 2,477,014

          Reimbursement of legal fees and
             costs paid by Funding                  750,001
                                                 ----------

          Balance due to Funding                  3,227,015

          Portion classified as current           1,028,521
                                                 ----------

         Promissory note payable                $ 2,198,494
                                                 ==========
                                       35

          The promissory note bears interest at prime plus 1%, and matures on December 31, 1998. Interest is payable quarterly beginning on July 1, 1997. The note may be prepaid in whole or part at any time without penalty. The note is collateralized by the Company's equity interest in IFFP. The remaining balance due to Litigation Funding in the amount of $1,028,521 was paid in May 1997.

      POLISH FISCAL AUTHORITY DISPUTES - As of July 1995, IFFC may have become subject to penalties for failure to comply with a recently amended tax law requiring the use of cash registers with certain calculating and recording capabilities and which are approved for use by the Polish Fiscal Authorities. Although IFFP's NCR Cash Register System (the "Cash Register System") is a modern system, the System cannot be modified and will ultimately need to be replaced in order to comply with the new tax law. IFFP is now in compliance with the tax law using a parallel cash register system but was unable to modify and/or replace its Cash Register System before July 1995. As a penalty for noncompliance, Polish tax authorities may disallow certain VAT deductions for July and August of 1995, which were previously deducted by IFFP. Additionally, penalties and interest may be imposed on these disallowed deductions. IFFP believes that its potential exposure is approximately $150,000, which amount has been provided for in the accompanying financial statements. IFFP has requested a final determination by the Polish Minister of Finance. The Company is unable to predict the timing and nature of the Ministers ruling. IFFP has not yet made a decision whether or not to replace its Cash Register System. IFFP believes a new cash register system would cost approximately $250,000.

      ROMANSKA - NINKOWIC - In April 1997, Ms. Romanska - Ninkowic filed suit in Voivodship Court in Krakow, Poland against IFFP. Ms. Romanska - Ninkowic alleges that IFFP owes her approximately 266,831 PLN (approximately $89,000) in final settlement for the construction of IFFP's Katowice restaurant. IFFP is in the process of filing a countersuit against Ms. Romanska - Ninkowic citing, among other things, failure to comply with the terms of the contractor's agreement. No court date has been set. IFFP believes the charges are without merit.


      Statements contained in this report that are not based on historical fact are "forward-looking statements" within the meaning of the private securities litigation reform act of 1995. Forward-looking statements may be identified by the use of forward looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms or variations of those terms or the negative of those terms. There are many factors that affect the Company's business and the results of its operations and may cause the actual results of operations in future periods to differ materially from those currently expected or desired. These factors include, but are not limited to: receipt and fulfillment of expected orders, changes in general business and economic conditions, the growth of segments in which the Company operates, market volatility; the effectiveness of price and other competition faced by the Company; the market acceptance of the Company's products and the timing of such acceptance; the change in customers' buying patterns; changes in the Company's sales practice; the raising of capital and other important factors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits:

        Exhibit                        Description
        -------                        -----------

        10.1 Promissory Note dated March 11, 1997 by International Fast Food Corporation to Litigation Funding Inc.

        10.2 Second Amendment to Agreement to Asssign Litigation Proceeds dated March 13, 1997 between International Fast Food Corporation, International Fast Food Polska Sp. Zo.o and Litigation Funding, Inc.

        10.3 Agreement dated May 9, 1997, between Litigation Funding, Inc., International Fast Food Corporation and International Fast Food Polska Sp. Zo.o.


        (b) The following reports on Form 8-K were filed during the quarter ended on March 31, 1997:

                (i) On January 22, 1997, the Company filed a Form 8-K in connection with the issuance of three 8% Convertible Promissory Notes for an aggregate total of $400,000.

                (ii) On February 7, 1997, the Company filed a Form 8-K, in connection with the change of accountants to Moore Stephens-Lovelace, Roby, P.L.

                (iii) On March 19, 1997, the Company filed a Form 8-K/A in connection with the change of accountants to Moore Stephens-Lovelace, Roby, P.L.

                (iv) On March 19, 1997, the Company filed a Form 8-K, in connection with the issuance of one 8% Convertible Promissory Note in the amount of $100,000.

                                   SIGNATURES

      In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, International Fast Food has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              INTERNATIONAL FAST FOOD CORPORATION



DATE:  May  14  , 1997              By: /s/ Mitchell Rubinson
                                       -----------------------------------------
                                    Mitchell Rubinson, Chairman of the Board,
                                    Chief Executive Officer and President
                                    (Principal Executive Officer)



DATE:  May  14 , 1997               By: /s/ James Martin
                                       -----------------------------------------
                                    James Martin, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)