Form 10QSB
period 1997-06-30
INTERNATIONAL FAST FOOD CORP
filed 1997-08-15
CIK 885549

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



           [X]  Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934

                For the quarterly period ended June 30, 1997



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

                            Yes   [x]     No  [ ]


The number of shares outstanding of the issuer's common stock, par value $.01 per share as of August 15, 1997 was 43,474,727.

Traditional Small Business Disclosure Format:     Yes  [x]     No   [ ]

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS






                                                                       Page
                                                                       ----
PART I.  FINANCIAL INFORMATION
------------------------------


      ITEM. 1     Financial Statements


                  Consolidated Balance Sheets as of
                  June 30, 1997 and December 31, 1996                  2 - 3


                  Consolidated Statements of Operations
                  for the Three and Six Months Ended
                  June 30, 1997 and 1996                                 4


                  Consolidated Statements of
                  Shareholders' Equity for the Six
                  Months Ended June 30, 1997                             5


                  Consolidated Statements of Cash Flows
                  for the Six Months Ended June 30,
                  1997 and 1996                                        6 - 7


                  Notes to Consolidated Financial
                  Statements                                           8 - 21



      ITEM. 2     Management's Discussion and Analysis
                  or Plan of Operation                                22 - 41



PART II.  OTHER INFORMATION
---------------------------

SIGNATURES

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                    ASSETS
                                    ------



                                                June 30,        December 31,
                                                  1997              1996
                                              ------------       -----------

CURRENT ASSETS:

   Cash and cash equivalents                 $   1,762,230      $    194,269
   Restricted cash and
      certificates of deposit                    1,446,291           500,000
   Note receivable                                 500,000
   Receivables                                      44,235            42,348
   Inventories                                     263,026           300,217
   Advances to affiliate                           106,147           228,984
   Prepaid expenses                                 41,100            53,794
                                              ------------       -----------

      Total Current Assets                       4,163,029         1,319,612
                                              ------------       -----------


FURNITURE, EQUIPMENT AND
   LEASEHOLD IMPROVEMENTS, NET                   5,378,045         5,586,844

DEFERRED DEBENTURE ISSUANCE COSTS,
   NET OF ACCUMULATED AMORTIZATION
   OF $140,783 AND $124,155,
   RESPECTIVELY                                    291,542           308,170

OTHER ASSETS, NET OF ACCUMULATED
   AMORTIZATION OF $276,238 and
   $206,792                                        523,741           618,978

BURGER KING DEVELOPMENT
   RIGHTS, NET OF ACCUMULATED
   AMORTIZATION OF $27,027                         972,973              -
                                              ------------       -----------



   Total Assets                               $ 11,329,330       $ 7,833,604
                                              ============       ===========


                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                June 30,        December 31,
                                                  1997              1996
                                              ------------      ------------
CURRENT LIABILITIES:
   Accounts payable                           $    464,767       $   454,697
   Accrued interest payable                         52,587            10,335
   Other accrued expenses                          393,294         1,009,606
   Bank credit facilities payable                1,978,701         1,220,495
   Other notes payable                                -               69,307
   Payable to affiliate                               -              149,382
   Non-interest bearing obligation
     payable to minority shareholder
     of IFF Polska                                    -              500,000
                                              ------------      ------------

      Total Current Liabilities                  2,889,349         3,413,822

LONG TERM BANK CREDIT FACILITIES                   100,000           300,000

NOTE PAYABLE TO LITIGATION FUNDING               2,198,494              -

9% SUBORDINATED CONVERTIBLE
  DEBENTURES, DUE DECEMBER 15, 2007              2,756,000         2,756,000
                                              ------------      ------------

      Total Liabilities                          7,943,843         6,469,822
                                              ------------      ------------

DEFERRED CREDIT                                  1,000,000              -
                                              ------------      ------------

MINORITY INTEREST IN NET ASSETS OF
   CONSOLIDATED SUBSIDIARY                         337,862           460,361
                                              ------------      ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred Stock, $.01 par value,
   (liquidation preference of
   $3,695,000 , 1,000,000 shares
   authorized; 36,950 and 38,240
   shares issued and outstanding,
   respectively                                       369                382

   Common Stock, $.01 par value,
   100,000,000 shares authorized;
   17,565,516 and 10,322,521 shares
   issued and outstanding, respectively            175,655           103,225

   Additional paid-in capital                   15,150,944        14,523,361

   Accumulated deficit                         (13,304,241)      (13,706,261)

   Accumulated translation adjustment               24,898       (    17,286)
                                              ------------      ------------

      Total Shareholders' Equity                 2,047,625           903,421
                                              ------------      ------------
      Total Liabilities and
          Shareholders' Equity                $ 11,329,330      $  7,833,604
                                              ============      ============

                            See Accompanying Notes

                    INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                             Three Months Ended                  Six Months Ended
                                                  June 30,                           June 30,
                                      ------------------------------      ------------------------------
                                          1997              1996               1997              1996
                                      ------------      ------------      ------------      ------------
REVENUES:
  Restaurant sales                    $  1,393,949      $  1,346,092      $  2,752,559      $  2,614,766
  Other operating                           22,614            30,792            51,478            68,869
                                      ------------      ------------      ------------      ------------

     Total Revenue                       1,416,563         1,376,884         2,804,037         2,683,635

FOOD AND PACKAGING                         550,079           590,907         1,119,022         1,163,188
                                      ------------      ------------      ------------      ------------

GROSS PROFIT                               866,484           785,977         1,685,015         1,520,447

RESTAURANT OPERATING EXPENSES:
  Payroll and Related Costs                223,218           198,380           440,070           383,869
  Occupancy and Other Operating
     Expenses                              399,649           328,069           764,717           707,399
  Depreciation and Amortization            213,388           229,496           436,875           475,992
                                      ------------      ------------      ------------      ------------
     Total Restaurant Operating
        Expenses                           836,255           755,945         1,641,662         1,567,260
                                      ------------      ------------      ------------      ------------

                                            30,229            30,032            43,353       (    46 813)
                                      ------------      ------------      ------------      ------------
GENERAL AND ADMINISTRATIVE
  EXPENSES                                 222,376           269,824           714,886           769,137
                                      ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSES):
  Interest and other, net              (   119,282)           54,890       (   102,845)          106,799
  Interest expense, including
     amortization of debenture
     issuance costs                    (   167,624)      (   117,865)      (   273,171)      (   228,542)
  Gain on settlement of
     litigation, net of applicable
     costs                                     -                -            1,327,070              -
                                      ------------      ------------      ------------      ------------

     Total other income
        (expenses)                     (   286,906)      (    62,975)          951,054       (   121,743)
                                      ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE MINORITY
  INTEREST                             (   479,053)      (   302,767)          279,521       (   937,693)

MINORITY INTEREST IN LOSSES OF
  CONSOLIDATED SUBSIDIARY                   51,247            45,335           122,499           117,661
                                      ------------      ------------      ------------      ------------

NET INCOME (LOSS)                     $(   427,806)     $(   257,432)     $    402,020      $(   820,032)
                                      ============      ============      ============      ============

NET INCOME (LOSS) PER COMMON SHARE:

     Primary                          $(       .03)     $(       .06)     $        .03      $(       .20)
                                      ============      ============      ============      ============

     Fully diluted                    $(       .03)     $(       .06)     $        .03      $(       .20)
                                      ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING

     Primary                            13,115,361         4,462,168        13,007,129         4,182,621
                                      ============      ============      ============      ============

     Fully diluted                      13,115,361         4,462,168        17,453,364         4,182,621
                                      ============      ============      ============      ============

                                              See Accompanying Notes

                                        INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                               For the Six Months Ended June 30, 1997
                                                            (Unaudited)


                                      Common Stock      Preferred Stock      Additional   Accumulated
                                 -------------------   ------------------      Paid In    Translation    Accumulated
                                   Shares    Amount     Shares    Amount       Capital     Adjustment      Deficit         Total
                                 ---------  --------   --------  --------   ------------  -----------    -----------    ----------
Balances,
   December 31, 1996           10,322,521  $103,225     38,240   $   382   $ 14,523,361  $(    17,286)  $(13,706,261)   $   903,421


Conversion of
   Preferred Stock                 42,995       430   (  1,290)  (    13)   (       417)                        -              -
Common Stock issued in
   exchange for professional
   services                     2,000,000    20,000       -         -           180,000          -              -           200,000
Common Stock issued in
   exchange for Underwriter
   and debenture warrants         200,000     2,000       -         -       (     2,000)         -              -
Conversion of 8% Convertible
   Promissory Notes             5,000,000    50,000       -         -           450,000                         -           500,000
Translation adjustments              -         -          -         -              -           42,184           -            42,184
Net income for the period            -         -          -         -              -                         402,020        402,020
                               ----------  --------   --------   -------   ------------  ------------   ------------    -----------
Balances,
   June 30, 1997               17,565,516  $175,655     36,950   $   369   $ 15,150,944  $     24,898   $(13,304,241)   $ 2,047,625
                               ==========  ========   ========   =======   ============  ============   ============    ===========









































                                                       See Accompanying Notes

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                 Six Months Ended June 30,
                                              ------------------------------
                                                  1997              1996
                                              ------------      ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:

   Net income (loss)                          $    402,020      $(   820,032)
   Adjustment to reconcile net income
      (loss) to net cash provided by
      (used in)operating activities:
      Amortization and depreciation                484,764           539,477
      Minority interest in losses of
          subsidiary                           (   122,499)      (   117,661)
   Changes in operating assets and
      liabilities:
          Receivables                          (     1,887)      (    45,857)
          Inventories                               37,191       (       945)
          Prepaid expenses                          12,694             1,321
          Accounts payable and
             accrued expenses                  (   363,990)          189,642
                                              ------------      ------------

   Net cash provided by (used in)
      operating activities                         448,293       (   254,055)
                                              ------------      ------------


CASH FLOWS FROM INVESTING
  ACTIVITIES:

   Note receivable                             (   500,000)             -
   Increase in restricted cash and
      certificates of deposit                  (   946,291)             -
   Payments for furniture, equipment
      and leasehold improvements, net          (   162,864)             -
   Payments for other assets                   (     4,209)      (    52,306)
   Disposition of furniture & equipment               -              133,215
   Refund of franchise fees                         30,000              -
                                              ------------      ------------

   Net cash provided by (used in)
      investing activities                     ( 1,583,364)           80,909
                                              ------------      ------------




                            See Accompanying Notes

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (Unaudited)

                                                 Six Months Ended June 30,
                                             ------------------------------
                                                  1997              1996
                                             ------------      ------------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Sale of common shares for cash                     -              110,000
   Sale of options for cash                           -               10,000
   Advances from (to) Affiliate, net           (    26,545)           68,099
   Repayments of bank credit
      facilities                               (   440,794)      (   219,248)
   Increase in Payable to Litigation
      Funding                                    3,227,015              -
   Payment to Litigation Funding               ( 1,028,521)             -
   Payment of other notes payable              (    69,307)             -
   Payment of non-interest bearing
      obligation to minority share-
      holder of IFF Polska                     (   500,000)             -
   Borrowings under bank credit
      facilities                                   999,000           300,000
   Net Proceeds from issuance of
      convertible promissory notes                 500,000              -
                                              ------------      ------------
   Net cash provided by financing
      activities                                 2,660,848           268,851
                                              ------------      ------------
FOREIGN CURRENCY TRANSLATION
   ADJUSTMENT                                       42,184       (    94,098)
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              1,567,961             1,607
BEGINNING CASH AND CASH EQUIVALENTS                194,269           253,510
                                              ------------      ------------
ENDING CASH AND CASH EQUIVALENTS              $  1,762,230      $    255,117
                                              ============      ============
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                $    214,291      $    175,815
                                              ============      ============

SUPPLEMENTAL SCHEDULE OF NON
   CASH INVESTING & FINANCING
   ACTIVITIES:
SIX MONTHS ENDED JUNE 30, 1997:
      Issuance of 42,995 shares of Common Stock upon the exchange of 1,290 shares of Preferred Stock.

      Issuance of 2,000,000 shares of Common Stock in payment of $200,000 of legal fees.

      Issuance of 5,000,000 shares of Common Stock upon conversion of $500,000 principal amount of 8% Convertible Promissory Notes.

      Issuance  of  200,000   shares  of  Common   Stock  in  exchange  for  the
      cancellation of 130,000 Underwriter Common Stock warrants and Underwriter $1,000,000 debenture warrants.

SIX MONTHS ENDED JUNE 30, 1996:
      Issuance of 293,970 shares of Common Stock upon the exchange of 8,820 shares of Preferred Stock.

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

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

      The official currency that may be used in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. On January 1, 1995, the National Bank of Poland introduced a new currency unit a zloty (a "new zloty"). New zlotys are equivalent to 10,000 old zlotys ("old zlotys"). Old zlotys remained legal tender until December 31, 1996, after which date they are only exchangeable at certain banks. All references in this document to zlotys are to new zlotys. At June 30, 1997 and

                INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                       (Unaudited)

1996, the exchange rate was 3.2640 and 2.7720 new zlotys per dollar, respectively. Monetary assets and liabilities are translated from the local currency, the "zloty", to U.S. dollars at the period end exchange rate. Non-monetary assets, liabilities, and related expenses, primarily furniture, equipment, leasehold improvements and related depreciation and amortization, are translated using historical exchange rates. Income and expense accounts, excluding depreciation and amortization, are translated at an annual weighted average exchange rate.

      The accounts of IFFP are measured using the zloty. Due to Poland's highly inflationary environment through December 31, 1995, generally accepted accounting principles required IFFC to calculate and recognize on its statement of operations its currency translation gains or losses associated with IFFP. Due to the reduction in Polands inflation rate, effective for the year ended December 31, 1996, IFFC was no longer required pursuant to generally accepted accounting principles to recognize currency translation gains or losses in its statement of operations. As a result of this change the net loss and net loss per common share for the three and six months ended June 30, 1996, were decreased by $65,784 and $94,098 and $.01 and $.02, respectively.

      LIQUIDITY AND PLAN OF OPERATIONS - As of June 30, 1997, IFFC had working capital of approximately $1,273,680 and Cash and Cash Equivalents of $1,762,230. IFFC's working capital and cash position were significantly improved by the settlement of the BKC Litigation in March 1997 (See Note 8). Although IFFC believes that it has sufficient funds to finance its present plan of operations through December 31, 1997. IFFC cannot reasonably estimate how long it will be able to satisfy its cash requirements. The capital requirements relating to implementation of the New BKC Development Agreement are significant. Based upon current assumptions, IFFC will seek to implement its business plan utilizing its Cash and Cash Equivalents and cash generated from restaurant operations. In order to satisfy the capital requirements of the New BKC Development Agreement IFFC will require resources substantially greater than the amounts it presently has or amounts that can be generated from restaurant operations. Other than its existing Bank Credit Facilities (See Note 4), IFFC has no current arrangements with respect to, or sources of additional financing and there can be no assurance that IFFC will be able to obtain additional financing or that additional financing will be available on acceptable terms to fund future commitments for capital expenditures.

      NET INCOME (LOSS) PER COMMON SHARE - Primary net income per share for the six months ended June 30, 1997 is based on net income for the period divided by the weighted average number of common shares outstanding after giving effect to dilutive warrants and the shares that would be issuable on the assumed conversion of preferred stock. Fully diluted net income per share for the six months ended June 30, 1997 is based on net income for the period adjusted for the interest expense on the 9% Subordinated Convertible Debentures and the 8% Convertible Promissory Notes divided by the weighted average number of Common shares outstanding after giving effect to dilutive warrants, the shares that would be issuable on the assumed conversion of preferred stock as well as the shares that would be issuable on the assumed conversion of the 9% Subordinated Convertible Debentures and the 8% Convertible Promissory Notes.

      For the six months ended June 30, 1996, primary and fully diluted net loss per share are the same and are based on the net loss for the period divided by the weighted average number of common shares outstanding. Both computations do not include the assumed exercise of any options or warrants or the assumed conversion of any outstanding convertible securities since their inclusion would be anti-dilutive.
                                        9

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)




      RECLASSIFICATION - Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

3.    RESTRICTED CASH:

      At June 30, 1997 the Company had $1,446,291 of restricted cash and certificates of deposit, $446,301 of which represents collateral for an outstanding letter of credit and $999,990 represents collateral for an outstanding line of credit.

4.    BANK CREDIT FACILITIES:

Bank credit facilities at June 30, 1997 consists of the following:

Amerbank  in  Poland,   S.A.   overdraft
  credit     line,     variable     rate
  approximately equal to prime,  expires
  March 31, 1998                                                  $     19,701

Amerbank,   IFFP   line  of   credit  of
  $300,000  payable  in three  quarterly
  installments of $100,000 commencing on
  March  31,  1998,   interest   payable
  monthly at Amerbank prime,  guaranteed
  by IFFC.                                                             300,000

Amerbank revolving credit facility,  12%
  interest,   $100,000   plus   interest
  payable  on June  30,  1997,  with the
  remaining  principal  and all  accrued
  interest  payable in full on September
  30, 1997                                                             110,000

Bank  Handlowy  Warszawie,   S.A.,  IFFP
  credit   facility   in  the   original
  principal    amount   of   $1,000,000,
  payable  $100,000 on and September 30,
  1997,   with  the  remaining   balance
  payable in full on or before  December
  16,  1997,   interest  at  LIBOR  plus
  3.875%,  collateralized  by amounts on
  deposit     with    Bank     Handlowy,
  unconditional guarantee of IFFC, fixed
  assets  of  IFFP of  $1,250,000  and a
  letter  of  credit  in the  amount  of
  $500,000                                                            650,000

Totalbank  line of  credit  of  $999,000
  payable  in  full  on  May  19,  1998,
  interest  at  6.5%  payable  quarterly
  collateralized   by   certificates  of
  deposit in the amount $999,990                                      999,000
                                                                 ------------

                                                                    2,078,701

Less: Current Maturities                                            1,978,701
                                                                 ------------
      Total Long Term Debt                                     $      100,000
                                                               ==============

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



5.    SHAREHOLDERS' EQUITY:

      The Company's stock option plan provides for the granting of options to qualified employees and directors of the Company. Stock option activity for the six months ended June 30, 1997 follows:
                                                      1997
                                                     -------
      Outstanding at beginning of period             210,000
      Granted                                           -
      Exercised                                         -
      Expired                                       ( 50,000)
                                                     -------
      Outstanding at end of period                   160,000
                                                     =======
      Exercisable at end of period                   156,000
                                                     =======
      Price range of options outstanding
        at end of period                            $  1.375
                                                     =======
      Available for grant at end of period           490,000
                                                     =======

      During the six months ended June 30, 1997 and 1996, 42,995 and 293,970 shares of Common Stock were issued upon exchange of 1,290 and 8,820 shares of Preferred Stock.

6.    CONVERTIBLE PROMISSORY NOTES:

      In January and March 1997, IFFC sold to the Company's Chairman of the Board, Chief Executive Officer and President and his wife as well as other members of his family an aggregate of $500,000 8% convertible promissory notes due January 1999. The notes were converted into 5,000,000 shares of Common Stock on June 19, 1997.

      At June 30, 1997, IFFC had reserved the following shares of Common Stock for issuance:

      Stock option plan                              650,000

      Warrants  issued in connection  with
      1994 exchange  offer,  exercisable at
      $7.00 per share through August 1,
      1999                                           290,800

      Convertible Debentures convertible
      into Common Stock at a conversion
      price of $8.50 per share                       324,235

      Preferred Stock convertible into
      Common Stock at a conversion price
      of $3.00 per share                           1,231,548

      Warrants to purchase 50,000 shares
      of Common Stock at an exercise price
      of $.2831 per share                             50,000
                                                   ---------

          Total reserved shares                    2,546,583
                                                   =========

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

      In consideration of the Amount, IFFC and IFFP each assigned to Funding a portion of any and all benefits and gross sums, amounts and proceeds that each of them may receive, collect, realize, otherwise obtain or benefit from in connection with, resulting from or arising in connection with the BKC Matter or any related claim, demand, appeal, right and/or cause of action of the IFFC Affiliates, including, but not limited to, amounts received or entitled to be received by the IFFC Affiliates in respect to (i) the gross proceeds of any court ordered decision or judgement (a "Judgement") entered in favor of IFFC and/or IFFP, (ii) the Sale Proceeds (as such term is defined in the agreement, the "Sales Proceeds") of any sale of the assets of IFFC and/or IFFP to BKC, any of BKC's affiliates and/or any entity which is introduced to the IFFC Affiliates by BKC (collectively, the "BKC Entities") in connection with a settlement of the BKC Matter, (iii) any amounts paid in compromise or settlement (a "Settlement") of the BKC Matter in whole or in part, (iv) any liabilities or indebtedness of IFFC or IFFP assumed or satisfied by the BKC Entities (the "Debt Relief Proceeds") and (v) the monetary value to the IFFC Affiliates of any concessions made by BKC with respect to its rights under (a) the Development Agreement and/or (b) the Franchise Agreements and any future franchise agreements between BKC and IFFP and/or IFFC (the "Contract Modification Proceeds"). All of the IFFC Affiliates' rights, titles and interests, legal and equitable, in and to such aforementioned benefits and gross sums, amounts and proceeds are collectively referred to herein as the "Proceeds".
                                      15

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

      At June 30, 1997, the payable to Funding is comprised as follows:

          Portion of net settlement proceeds
             due to Funding                    $ 2,477,014

          Reimbursement of legal fees and
             costs paid by Funding                 750,001
                                               -----------

          Balance due to Funding                 3,227,015

          Payment made in May, 1997              1,028,521
                                               -----------

          Promissory note payable              $ 2,198,494
                                                ==========

          The promissory note bears interest at prime plus 1%, and matures on December 31, 1998. Interest is payable quarterly beginning on July 1, 1997. The note may be prepaid in whole or part at any time without penalty. The note is collateralized by the Company's equity interest in IFFP. As more fully described in Note 10 the amounts due to Funding were satisfied subsequent to June 30, 1997 by issuance of 25,909,211 shares of the Company's common stock.

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

      ROMANSKA - NINKOWIC - In April 1997, Ms. Romanska - Ninkowic filed suit in Voivodship Court in Krakow, Poland against IFFP. Ms. Romanska - Ninkowic alleges that IFFP owes her approximately 266,831 PLN (approximately $82,000 at the June 30, 1997 exchange rate) in final settlement for the construction of IFFP's Katowice restaurant. IFFP is in the process of filing a countersuit against Ms. Romanska - Ninkowic citing, among other things, failure to comply with the terms of the contractor's agreement. No court date has been set. IFFP believes the charges are without merit.


9.    OTHER TRANSACTIONS:

      On May 23, 1997, IFFC entered into an Undertaking and Loan Agreement (the "Loan Agreement") with QPQ Corporation, a Florida corporation ("QPQ") and Pizza King Polska Sp, z.o.o., a Polish limited liability company ("PKP"), whereby IFFC granted to QPQ a loan in the amount of $500,000, plus interest at the rate of 9% per annum. By the terms of the Loan Agreement, the Loan was repayable by QPQ (in U.S. Dollars) in full no later than 3 months from the date of the Loan Agreement. QPQ also had the right to prepay the principal amount without penalty. In order to secure IFFC's rights under the Loan Agreement, QPQ transferred to IFFC 41,258 shares of Common Stock of PKP (the "PKP Shares") owned by QPQ pursuant to an Agreement on Transfer of Shares as Collateral dated May 23, 1997 (the "Transfer Agreement"). Under the Transfer Agreement, IFFC agreed to transfer the PKP Shares back to QPQ upon full repayment of the Loan. IFFC also entered into a revolving loan agreement with PKP for a maximum of $250,000. The loan is unsecured, bears interest at 9% per annum and is repayable in full, including accrued interest on August 23, 1997. At June 30, 1997 and August 11, 1997, the balance outstanding on the loan was $30,000 and 70,000, respectively.

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)


      On May 20, 1997, IFFP and PKP executed a management agreement in Poland. Under the terms of the agreement, IFFP will provide bookkeeping and administrative services to PKP in exchange for 10% of the annual net sales of PKP. The term of the agreement is for an unlimited period of time but may be canceled by either party upon thirty (30) days written notice to the other party.

      On June 27, 1997, IFFC, QPQ and PKP mutually agreed to terminate the Transfer Agreement and IFFC transferred the shares of PKP back to QPQ. QPQ sold the PKP shares to Krolewska Pizza Sp.zo.o ("KP") and transferred QPQ's $500,000 liability owing to IFFC to KP. See Note 10 for a description of IFFC's purchase of KP on July 18, 1997.



10.   SUBSEQUENT EVENTS:

      On July 14, 1997, International Fast Food Corporation, Inc. (the "Company") and IFFC Acquisition, Inc., a wholly-owned subsidiary of the Company ("Acquisition Sub") entered into a Merger Agreement with Litigation Funding, Inc. ("Funding") and Mitchell and Edda Rubinson, the sole shareholders of Funding. Under the terms of the Agreement, Funding was merged with and into Acquisition Sub. The 25,909,211 shares of common stock of the Company to be received by the Funding shareholders is determined by dividing the $3,021,014 value assigned to Funding by the book value per share ($.1166) of the Company's common stock as of June 30, 1997, before reduction for the liquidation preference applicable to the 36,950 outstanding shares of Preferred Stock.

      The value assigned to Funding represents (i) the $2,198,494 plus accrued interest owed to Funding by the Company pursuant to a promissory note and (ii) $750,000 which represents seventy-five percent (75%) of the value attributable to the New Development Agreement between Burger King Corporation ("BKC" and IFFC and its affiliates which was executed on March 14, 1997 in connection with the Company's settlement of its litigation against BKC. Funding was entitled to receive seventy-five percent (75%) of the litigation proceeds under its prior agreements with the Company. For a more detailed discussion of the Company's agreements with Funding, see "Note 8 - Litigation."

      On July 18, 1997, the Company purchased 100% of Krolewska Pizza Sp.z.o.o. ("KP"), a limited liability company, for a nominal consideration and assumption of all liabilities, including the liabilities of KP to the Company under a $500,000 promissory note. KP and its wholly-owned subsidiary own the exclusive development rights and franchises of Dominos pizza stores in Poland.

      The acquisition will be accounted for by the purchase method of accounting, and the net assets acquired will be included in the Company's consolidated balance sheet based upon their estimated fair values at the date of acquisition. Results of operations of KP will be included in the Company's consolidated statement of operations subsequent to the date of acquisition. The excess of the net assets acquired over the purchase price will be accounted for as a reduction of furniture, equipment and leasehold improvements.

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)



      The following unaudited pro-forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.

                               Three Months Ended          Six Months Ended
                                    June 30,                   June 30,
                           -------------------------   ------------------------
                               1997          1996          1997          1996
                           -----------   -----------   -----------  -----------

    Total Revenues         $ 1,719,006   $ 1,639,041   $ 3,392,476  $ 3,200,773

    Net income (loss)      $(  513,390)  $(  365,922)  $   105,690  $(1,123,181)

    Net income loss
          per share        $(      .04)  $(      .08)  $       .01  $(      .27)


      On July 7, 1997, IFFP and British Petroleum ("BP") of Poland, executed a letter of intent for the co-development of Burger King restaurants and BP petrol stations throughout the Republic of Poland. The letter, although not binding, states that BP will provide IFFP with packages of between 5 and 10 development sites each. These sites will be available to IFFP to lease for a specific term plus option periods at IFFP's discretion subject to Burger King approval. IFFP anticipates these locations will open in 1998 and beyond. Rental terms will be based on a minimum monthly rental fee and/ or a percentage of sales. IFFP and BP are currently negotiating the terms of the master lease.

      On July 10, 1997, IFFP and Du Pont Conoco ("Conoco") of Poland, executed a letter of intent for the co-development of Burger King restaurants and Conoco petrol stations throughout the Republic of Poland. The letter, although not binding, states that Conoco will provide IFFP with packages of between 5 and 10 development sites each. These sites will be available to IFFP to lease for a specific term plus option periods at IFFP's discretion subject to Burger King approval. IFFP anticipates these locations will open in 1998 and beyond. Rental terms will be based on a minimum monthly rental fee and/ or a percentage of sales. IFFP and Conoco are currently negotiating the terms of the master lease.

      Presently, IFFP is negotiating with other petrol companies for the co-development of Burger King restaurants throughout the Republic of Poland. IFFP, in coordination with Burger King Corporation, is presently evaluating these sites to determine the feasibility of each.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

      Managements Discussion and Analysis or Plan of Operation contains various "forward looking statements" within the meaning of the Securities Act of 1933 and the Securities And Exchange Act of 1934, which represents the Company's expectations or beliefs concerning future events including without limitation the following; fluctuations in the Polish economy; ability of the Company to obtain financing on terms and conditions that are favorable; ability of the Company to improve levels of profitability and sufficiency of cash provided by operations, investing and financing activities.

      The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward looking statements, including without limitations, general economic and political conditions in Poland, the demand for the Company's products and services, changes in the level of operating expense and the present and future level of competition. Results actually achieved may differ materially from expected results included in these statements.

      As of June 30, 1997, IFFC had working capital of approximately $1,273,680 and Cash and Cash Equivalents of $1,762,230. IFFC's working capital and cash position were significantly improved by the settlement of the BKC Litigation in March 1997. Although IFFC believes that it has sufficient funds to finance its present plan of operations through December 31, 1997, IFFC cannot reasonably estimate how long it will be able to satisfy its cash requirements. The capital requirements relating to implementation of the New BKC Development Agreement are significant. Based upon current assumptions, IFFC will seek to implement its business plan utilizing its Cash and Cash Equivalents and cash generated from restaurant operations. In order to satisfy the capital requirements of the New BKC Development Agreement IFFC will require resources substantially greater than the amounts it presently has or amounts that can be generated from restaurant operations. Except as discussed below, IFFC has no current arrangements with respect to, or sources of additional financing and there can be no assurance that IFFC will be able to obtain additional financing or that additional financing will be available on acceptable terms to fund future commitments for capital expenditures.

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

      In connection with the settlement of the BKC Litigation and pursuant to the provisions of the Funding Agreement as of June 30, 1997, IFFC is indebted to Funding for an aggregate amount of $2,198,494 pluss accrued interest. See Notes 8 and 10 of Notes To Consolidated Financial Statements for a description of the amounts due to Funding and the subsequent satisfaction thereof.

      On July 14, 1997, International Fast Food Corporation, Inc. (the "Company") and IFFC Acquisition, Inc., a wholly-owned subsidiary of the Company ("Acquisition Sub") entered into a Merger Agreement with Litigation Funding, Inc. ("Funding") and Mitchell and Edda Rubinson, the sole shareholders of Funding. Under the terms of the Agreement, Funding was merged with and into Acquisition Sub. The 25,909,211 shares of common stock of the Company to be received by the Funding shareholders is determined by dividing the $3,021,014 value assigned to Funding by the book value per share ($.1166) of the Company's common stock as of June 30, 1997, before reduction for the liquidation preference applicable to the 36,950 outstanding shares of Preferred Stock.

      The value assigned to Funding represents (i) the $2,198,494 plus accrued interest owed to Funding by the Company pursuant to a promissory note and (ii) $750,000 which represents seventy-five percent (75%) of the value attributable to the New Development Agreement between Burger King Corporation ("BKC" and IFFC and its affiliates which was executed on March 14, 1997 in connection with the Company's settlement of its litigation against BKC. Funding was entitled to receive seventy-five percent (75%) of the litigation proceeds under its prior agreements with the Company. For a more detailed discussion of the Company's agreements with Funding, see "Note 8 - Litigation."

      On May 23, 1997, IFFC entered into an Undertaking and Loan Agreement (the "Loan Agreement") with QPQ Corporation, a Florida corporation ("QPQ") and Pizza King Polska Sp, z.o.o., a Polish limited liability company ("PKP"), whereby IFFC granted to QPQ a loan in the amount of $500,000, plus interest at the rate of 9% per annum (the "Loan"). By the terms of the Loan Agreement, the Loan was repayable by QPQ (in U.S. Dollars) in full no later than 3 months from the date of the Loan Agreement. QPQ also had the right to prepay the principal amount without penalty. In order to secure IFFC's rights under the Loan Agreement, QPQ transferred to IFFC 41,258 shares of Common Stock of PKP (the "PKP Shares") owned by QPQ pursuant to an Agreement on Transfer of Shares as Collateral dated May 23, 1997 (the "Transfer Agreement"). Under the Transfer Agreement, IFFC agreed to transfer the PKP Shares back to QPQ upon full repayment of the Loan. IFFC also entered into a revolving loan agreement with PKP for a maximum of $250,000. The loan is unsecured, bears interest at 9% per annum and is repayable in full, including accrued interest on August 23, 1997. At June 30, 1997 and August 11, 1997, the balance outstanding on the loan was $30,000 and 70,000, respectively.

      On May 20, 1997, IFFP and PKP executed a management agreement in Poland. Under the terms of the agreement, IFFP will provide bookkeeping and administrative services to PKP in exchange for 10% of the annual net sales of PKP. The term of the agreement is for an unlimited period of time but may be canceled by either party upon thirty (30) days written notice to the other party.
                                      25

      On June 27, 1997, IFFC, QPQ and PKP mutually agreed to terminate the Transfer Agreement and IFFC transferred the shares of PKP back to QPQ. QPQ sold the PKP shares to Krolewska Pizza Sp.zo.o ("KP") and transferred QPQ's $500,000 liability owing to IFFC to KP.

      On July 18, 1997, the Company purchased 100% of Krolewska Pizza Sp.z.o.o. ("KP"), a limited liability company, for a nominal consideration and assumption of all liabilities, including the liabilities of KP to the Company under a $500,000 promissory note. KP and its wholly-owned subsidiary own the exclusive development rights and franchises of Dominos pizza stores in Poland.

      The acquisition will be accounted for by the purchase method of accounting, and the net assets acquired will be included in the Company's consolidated balance sheet based upon their estimated fair values at the date of acquisition. Results of operations of KP will be included in the Company's consolidated statement of operations subsequent to the date of acquisition. The excess of the net assets acquired over the purchase price will be accounted for as a reduction of furniture, equipment and leasehold improvements.

      The following unaudited pro-forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.

                               Three Months Ended          Six Months Ended
                                    June 30,                    June 30,
                          -------------------------   -------------------------
                              1997          1996          1997          1996
                          -------------------------   -------------------------
    Total Revenues        $ 1,719,006   $ 1,639,041   $ 3,392,476   $ 3,200,773

    Net income (loss)     $(  513,390)  $(  365,922)  $   105,690   $(1,123,181)

    Net income loss
            per share     $(      .04)  $(      .08)  $       .01   $(      .27)


      On July 7, 1997, IFFP and British Petroleum ("BP") of Poland, executed a letter of intent for the co-development of Burger King restaurants and BP petrol stations throughout the Republic of Poland. The letter, although not binding, states that BP will provide IFFP with packages of between 5 and 10 development sites each. These sites will be available to IFFP to lease for a specific term plus option periods at IFFP's discretion subject to Burger King approval. IFFP anticipates these locations will open in 1998 and beyond. Rental terms will be based on a minimum monthly rental fee and/ or a percentage of sales. IFFP and BP are currently negotiating the terms of the master lease.

      On July 10, 1997, IFFP and Du Pont Conoco ("Conoco") of Poland, executed a letter of intent for the co-development of Burger King restaurants and Conoco petrol stations throughout the Republic of Poland. The letter, although not binding, states that Conoco will provide IFFP with packages of between 5 and 10 development sites each. These sites will be available to IFFP to lease for a specific term plus option periods at IFFP's discretion subject to Burger King approval. IFFP anticipates these locations will open in 1998 and beyond. Rental terms will be based on a minimum monthly rental fee and/ or a percentage of sales. IFFP and Conoco are currently negotiating the terms of the master lease.

      Presently, IFFP is negotiating with petrol companies for the co-development of Burger King restaurants throughout the Republic of Poland. IFFP, in coordination with Burger King Corporation, is presently evaluating these sites to determine the feasibility of each.

SIX MONTHS ENDED JUNE 30, 1997 VS SIX MONTHS ENDED JUNE 30, 1996

RESULTS OF OPERATIONS

      For the six months ended June 30, 1997 and June 30, 1996, IFFC generated Restaurant Sales of $2,752,559 and $2,614,766, respectively. In U.S. dollar and Polish zloty terms IFFC's Restaurant Sales increased by approximately 5.3% and 24.9% for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The increase is primarily attributable to improved local store marketing and the general improvements in the Polish economy.

      During the six months ended June 30, 1997, IFFC incurred Food and Packaging Expense of $1,119,022, Payroll and Related Costs of $440,070 , Occupancy and Other Operating Expenses of $764,717, and Depreciation and Amortization Expense of $436,875.

      Food and Packaging Costs for the six months ended June 30, 1997 and 1996 were 40.7% and 44.5% of Restaurant Sales, respectively. The 3.8% decrease as a percentage of Restaurant Sales is primarily attributable to improved product sourcing, the implementation of tighter cost controls, a decrease in custom duties and import tax on paper goods coupled with an increase in Restaurant Sales.

      Payroll and Related Costs for the six months ended June 30, 1997 and 1996 were 16.0% and 14.6% of Restaurant Sales, respectively. The 1.4% as a percentage of Restaurant Sales increased primarily as a result of an increase in the minimum wage rate and related benefits in Poland effective January 1, 1997.

      Occupancy and Other Operating Expenses for the six months ended June 30, 1997 and 1996 were 27.8% and 27.1% of Restaurant Sales, respectively. The .7% increase as a percentage of Restaurant Sales is primarily attributable to an increase in utilities and repairs and maintenance.

      Depreciation and Amortization Expense as a percentage of Restaurant Sales was 15.9% and 18.2% in the six months ended June 30, 1997 and 1996, respectively. The 2.3% decrease as a percentage of restaurant sales is primarily attributable to an increase in Restaurant Sales coupled with the fully depreciated status of certain assets still in use as well as the increase in amortization expense associated with the deferred leased costs associated with the renegotiation of the Dantex lease.

      General and Administrative Expenses for the six months ended June 30, 1997 and 1996 were 26.0% and 29.4% of Restaurant Sales, respectively. The 3.4% decrease as a percentage of Restaurant Sales is primarily attributable to reductions of salaries and related benefits and legal fees. IFFC does not anticipate its General and Administrative Expenses will increase significantly over the next twelve months. For the six months ended June 30, 1997, General and Administrative Expenses were comprised of executive and office staff salaries and benefits ("Salary Expense") $248,681; legal and professional fees, office rent, travel, telephone and other corporate expenses ("Corporate Overhead
Expense") $418,226, and depreciation and amortization $47,979. For the six months ended June 30, 1996, General and Administrative Expense were comprised of executive and office staff salaries $316,956; legal and professional fees, office rent, travel, telephone and other general corporate expenses $405,324, and depreciation and amortization $46,857.

      For the six months ended June 30, 1997, IFFC generated net income of $402,020 or $.03 per share of IFFC's Common Stock compared to a net loss of $(820,032), or $(.20) per share of IFFC's Common Stock for the six months ended June 30, 1996. During the six months ended June 30, 1997, IFFC recognized a non-recurring gain of $1,327,070 or $.10 per share of IFFC's Common Stock in connection with the settlement of the BKC Litigation.

      IFFC anticipates that it will continue to incur certain expenses in connection with its disputes with the Polish Fiscal Authorities. See "Item 2. Legal Proceedings - Polish Fiscal Authority Disputes" for a description of such matters.

For the six months ended June 30, 1997 and 1996 Interest and Other Income was comprised as follows:

                                                   Six Months Ended June 30,
                                                 ---------------------------
                                                    1997             1996
                                                 ----------       ----------

      Interest income                           $    70,193      $    49,932
      Foreign exchange (losses)
          gains, net                             (   25,862)      (    1,507)
      Management fee                                  9,580           10,996
      All other, net                             (  156,756)          47,378
                                                 ----------       ----------

                                                $(  102,845)     $   106,799
                                                 ==========       ==========

      All other, net includes various non-recurring charges and credits not specifically related to operating activity.

Interest Expense is comprised as follows:

                                                   Six Months Ended June 30,
                                                 ---------------------------
                                                    1997             1996
                                                 ----------       ----------
      Interest Expense on Subordinated
          Convertible Debentures                $   124,020      $   124,020

      Interest Expense on Note Payable
          to Litigation Funding                      43,671             -

      Interest Expense on Convertible
          Promissory Notes                           16,178             -

      Amortization of Debenture
          Issuance Costs                             16,628           16,628

      Interest Expense on Bank
          Facilities                                 72,674           87,894
                                                 ----------       ----------

                 Total                          $   273,171      $   228,542
                                                 ==========       ==========


      Interest Expense exceeded Interest and Other Income by $376,016 and $121,743 for the six months ended June 30, 1997 and 1996, respectively.

      IFFC's interest expense on bank facilities was $72,674 and $87,894 for the six months ended June 30, 1997 and 1996, respectively. The $15,220 decrease is attributable to IFFC's lower level during the 1997 period of borrowings under bank credit facilities.

      During the six months ended June 30, 1997, IFFC recorded a non-recurring gain of $1,327,070, or $.10 per share of IFFC's Common Stock in connection with the settlement of the BKC Litigation. See Note 8 of Notes To Consolidated Financial Statements for the components included in the calculation of the gain.

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

      On May 17, 1996, IFFC's Common Stock was deleted from the NASDAQ Stock Market and has traded on the over the counter market (Electronic bulletin board) since that date.

      To date, IFFC's business operations have been principally financed by proceeds from public offerings of IFFC's equity and debt securities, private offerings of equity and debt securities, proceeds from various bank credit facilities and proceeds from the sale of certain equity securities of IFFC's formerly wholly-owned subsidiary and the BKC Settlement Agreement,

      On June 15, 1995 and December 15, 1995, rather than expend its cash resources, IFFC paid dividends with respect to its outstanding shares of Preferred Stock by issuing 107,630 and 168,912 additional shares of Common Stock, respectively. These stock dividends had no effect on total stockholders equity as common stock and additional paid in capital were increased and retained earnings were decreased by $142,778 in connection with the first dividend payment and $150,078 in connection with the second dividend payment. IFFC did not pay the preferred dividends that were due on June 15, 1996, December 15, 1996 and June 15, 1997 and as of June 30, 1997, $332,550 of
preferred dividends remain in arrears. At June 30, 1997 there were 36,950 shares of Preferred Stock outstanding.

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

      In September 1996, the Company had working capital needs, and had incurred additional expenses in connection with the BKC Litigation. The Board of Directors of IFFC authorized the sale of 2,500,000 shares of common stock at $.10 per share. Marilyn Rubinson, Jaime Rubinson and Kim Rubinson , the mother and daughters of Mitchell Rubinson, the Company's President purchased 250,000 shares each or a total of 750,000 shares of the offering.

      In November 1996, the Company had additional working capital needs. The Board of Directors of IFFC authorized the sale of 500,000 shares of common stock at $.10 per share. Jaime Rubinson purchased 250,000 shares and Kim Rubinson purchased 250,000 shares. Both are the daughters of Mitchell Rubinson, the Company's President.

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

      In January 1997, Marilyn Rubinson, the mother of Mitchell Rubinson, Jaime Rubinson and Kim Rubinson, Mr. Rubinson's daughters, purchased $300,000, $50,000 and $50,000 aggregate principal amount of convertible promissory notes, respectively. The notes bear interest at 8% per annum and mature on January 13,

1999. The notes are convertible into shares of the Company's Common Stock at $.10 per share. The proceeds from the sale of the notes were used to fund the cost and expenses in connection with the Company's litigation against BKC and general working capital. In January 1997, Mr. Rubinson and his wife purchased from the Company a convertible promissory note in the aggregate principal amount of $100,000. In June, 1997 the $500,000 principal amount of the convertible promissory notes was converted into 5,000,000 shares of Common Stock.

      On March 14, 1997, IFFC issued a promissory note in the original principal amount of $2,198,494 to Litigation Funding as partial payment of amounts due to Litigation Funding in connection with the settlement of the BKC Litigation. The note bears interest at prime plus 1%, is payable in full on December 31, 1998, and may be prepaid in whole or in part at anytime, without penalty.

      See Note 9 of notes to consolidated financial statements for a description of transactions involving the payment of amounts due to Litigation Funding by issuance of 25,909,211 shares of Common Stock.

      As of June 30, 1997 and August 11, 1997,  IFFC had $482,076 and  $531,094,
respectively, in accounts with AmerBank and substantially all of such funds were held as European Currency Unit denominated deposits. As of June 30, 1997 and August 11, 1997, $446,301 and $429,742, respectively of the cash on deposit with Amerbank was restricted and secured outstanding balances of IFFP's Credit Facility with Bank Handlowy. Substantially all of the Company's remaining cash is held in U.S. Banks.

      IFFC  has  also  financed  its  operations   through  the  use  of  credit
facilities, which credit facilities are described below.

      As of January 28, 1993, IFFP entered into a revolving credit facility with American Bank of Poland S.A. ("AmerBank") totalling 300,000 new zlotys. Borrowings under the January 28,1993 AmerBank credit facility are secured by a guarantee of IFFC and bear interest at a monthly adjusted variable rate approximately equal to AmerBank's prime rate. Borrowings under the January 28, 1993 AmerBank credit facility were repayable as of January 28, 1996. On April 12, 1996, the credit facility was amended as follows: (i) to 200,000 new zlotys (approximately $61,275 at June 30, 1997 exchange rates), and (ii) in March 1997, the credit facility was further amended to 100,000 new zlotys (approximately $30,600 at June 30, 1997 exchange rates). The credit facility matures on March 31, 1998. As of June 30, 1997 and August 11, 1997, the outstanding balance on the credit facility was $19,701 and $28,095 , respectively.

      As of February 23, 1994, IFFC terminated a credit facility created on February 12, 1993 and entered into a new $1,000,000 credit facility with AmerBank. The new credit facility was structured as a revolving credit facility through May 31, 1994. During this initial period, draws could be made in minimum increments of $40,000 to purchase, and are secured by, furniture, equipment and related items for restaurants. During the initial period, interest accrued on the outstanding balance at a rate of 12% per annum and was due and payable quarterly. As of July 31, 1994, the outstanding balance under the credit facility became due and payable at a rate of $90,000 plus interest every six months with any principal outstanding as of April 30, 1996 immediately due and payable. On November 7, 1996 AmerBank agreed to amend the credit facility so that the outstanding principal balance becomes due and payable at a rate of $100,000 on June 30, 1997 and $110,000 on September 30, 1997 plus interest every six months. As of June 30, 1997 and August 11, 1997, approximately $110,000 was outstanding under the AmerBank credit facility.

      On February 16, 1996, IFFP entered into a $300,000 line of credit with AmerBank, the proceeds of which may be used to finance IFFP's business operations. Pursuant to the line of credit, IFFC could make draws on the line of credit until June 30, 1996. IFFP is required to make interest payments on the outstanding principal amount of the credit facility at AmerBank's prime rate. IFFP is also obligated to pay AmerBank a 1% per annum commission on the daily average unutilized principal balance of the credit facility. Interest and commission expenses are payable monthly. The outstanding principal balance of the loan is payable in three quarterly installments of $100,000 commencing on March 31, 1998. The credit facility is secured by: (i) a promissory note of IFFP and (ii) a guarantee of IFFC. As of June 30, 1997 and May 8, 1997, $300,000 of the credit facility was outstanding.

      On May 30, 1994, IFFC's subsidiary, IFFP, entered into a credit facility with Bank Handlowy Warszawie, S.A. ("Bank Handlowy") in the principal amount of $10,000,000. Borrowings under the Bank Handlowy credit facility could be made until May 31, 1997 and were secured by: (i) amounts on deposit with Bank Handlowy; (ii) an unconditional guarantee of IFFC; (iii) the fixed assets of IFFP; and (iv) a letter of credit (described below). Borrowings under the Bank Handlowy credit facility were required be repaid in fourteen equal semi-annual installments with the first installment due on November 30, 1997. Interest accrued on the amount outstanding under the credit facility at the London Interbank Offered Rate (LIBOR) for nine month deposits plus 3.875% per annum. The proceeds could be used to finance up to forty percent (40%) of the costs of furnishing and commencing operation of fast food restaurants operated by IFFP. On December 13, 1995, the credit facility with Bank Handlowy was amended. The principal amount of the credit facility was reduced to $1,000,000 and borrowings under the credit facility were required to be repaid on December 16, 1996. The maturity date and payment terms of the facility were further amended and principal payments of $100,000 and $50,000 were made in December 1996 and January 1997, respectively. The remaining principal balance is payable in quarterly installments of $100,000 commencing on March 31, 1997 through September 30, 1997, with the remaining principal balance payable in full on December 16, 1997. Borrowings under the amended credit facility are secured by:
(i) amounts on deposit with Bank Handlowy; (ii) an unconditional guarantee of IFFC; (iii) fixed assets of IFFP having a value of $1,250,000; and (iv) a letter of credit in the amount of $500,000. The Letter of Credit is valid until December 30, 1997. As of June 30, 1997 and May 8, 1997, $650,000 was outstanding under the Bank Handlowy credit facility, respectively.

      On May 19, 1997, IFFC entered into a $999,000 credit facility with Totalbank which is collateralized by $999,990 of certificates of deposit. The credit facility bears interest at 6.5% per annum and is payable in full on May 19, 1998.

      IFFC has financed its operations in part through the use of proceeds acquired in connection with a private offering of IFFP's equity capital. As of December 14, 1994, Agros Holding S.A., a joint stock corporation which produces agricultural products ("Agros"), acquired a 20% voting and property interest in IFFP pursuant to a subscription agreement (the "Subscription Agreement"), dated November 30, 1994, between IFFC and Agros. Agros purchased the 20% interest from

IFFP for the zloty equivalent of $2,000,000. On December 28, 1995, IFFC increased its equity interest in IFFP from 80% to 85% by purchasing from Agros 5% (25% or the Agros holdings) of the outstanding capital stock of IFFP in exchange for a $500,000 non-interest bearing obligation due in full on December 28, 1996. As of June 30, 1997, the obligation was paid in full.

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

      The official currency in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. As of January 1, 1995, the National Bank of Poland introduced a new zloty (a "new zloty"). New zlotys are equivalent to 10,000 old zlotys ('old zlotys"). Old zlotys remained legal tender until December 31, 1996, after which date they are only exchangeable at certain banks. At June 30, 1997, the exchange rate was 3.2640 new zlotys per dollar.

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

      In consideration of the Amount, IFFC also assigned to Funding a security interest (the "Security Interest") in its entire equity interest in IFFP (the "IFFP Stock"). The Security Interest secures the delivery to Funding of all the Assigned Proceeds. In order to perfect the Security Interest, IFFC has agreed to take all such actions as are necessary under the laws of the Republic of Poland ("Poland") and the State of Florida to transfer title to the IFFP Stock to the Escrow Agent; provided, however, that IFFC has retained beneficial ownership of the IFFP Stock, including the right to vote the IFFP Stock, unless Funding does not receive the Assigned Proceeds in accordance with the terms of the Funding Agreement and such nonreceipt is not rectified within 45 days (an "Event of Default"). IFFC has further agreed to deliver to the Escrow Agent such documents as are necessary to file with the appropriate authorities in Poland to, if an Event of Default occurs, officially transfer legal and beneficial title to the IFFP Stock to Funding. IFFC and Funding have agreed that record title to the IFFP Stock is being transferred to the Escrow Agent to provide Funding a perfected security interest in the IFFP Stock without being forced to rely on Poland's apparently deficient system of recording and perfecting security interest. If (1) Funding receives the Assigned Proceeds in accordance with the terms of the Funding Agreement or (2) it becomes apparent that Funding shall not ever be entitled to receive any Proceeds, Funding is required to immediately issue a notice to the Escrow Agent with respect to the IFFP Stock and the Security Interest is to be satisfied and extinguished.

      The IFFC Affiliates have also entered a second agreement to assist in the financing of the BKC Litigation. On April 7, 1996, the IFFC Affiliates entered into a letter agreement (the "Fee Agreement") with the law firm (the "Litigation Counsel") representing the IFFC Affiliates in the BKC Litigation. Pursuant to the Fee Agreement, IFFC and IFFP have agreed to pay Litigation Counsel the greater of (a) Litigation Counsel's accrued hourly fees for legal services provided in connection with the BKC Litigation; and (b) a certain percentage of any final monetary recovery obtained by the IFFC Affiliates in the BKC Litigation, in exchange for Litigation Counsel's services. The Company's legal fees and related costs in connection with the BKC litigation, exclusive of the $750,001 paid by Funding, were approximately $1,447,082, of which $200,000 was paid by issuance of 2,000,000 shares of Common Stock to Litigation Counsel, in April 1997. The 2,000,000 shares of Common Stock have been reflected as outstanding in the accompanying Consolidated Financial Statements as of June 30, 1997.

      The gain on settlement of the BKC Litigation is comprised as follows:

      Settlement Proceeds:
          Cash received from BKC                $ 5,000,000
          Forgiveness of liabilities due
             to BKC                                 499,768
          Value attributable to Development
             Agreement                            1,000,000
                                                 ----------
                 Total proceeds                   6,499,768

      Less Settlement Costs and Deferred Credits:
          Legal fees and costs paid by
             IFFC                                (1,447,082)
          Legal fees and costs paid by
             Funding                             (  750,001)
          Deferred Credit                        (1,000,000)
                                                 ----------
                 Net settlement proceeds          3,302,685

          Portion of net settlement proceeds
             due to Funding                      (2,477,014)

          Legal fees and costs paid by IFFC
             in prior periods and charged
             against operations                     501,399
                                                 ----------
          IFFC gain on settlement               $ 1,327,070
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

      At June 30, 1997, the payable to Funding is comprised as follows:

          Portion of net settlement proceeds
             due to Funding                     $ 2,477,014

          Reimbursement of legal fees and
             costs paid by Funding                  750,001
                                                 ----------

          Balance due to Funding                  3,227,015

          Payment made in May, 1997               1,028,521
                                                -----------

          Promissory note payable               $ 2,198,494
                                                 ==========
                                      40

          The promissory note bears interest at prime plus 1%, and matures on December 31, 1998. Interest is payable quarterly beginning on July 1, 1997. The note may be prepaid in whole or part at any time without penalty. The note is collateralized by the Company's equity interest in IFFP. As more fully described in Note 10 of notes to the consolidated financial statements the amounts due to Funding were satisfied subsequent to June 30, 1997 by issuance of 25,909,211 shares of the Company's common stock.

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

      ROMANSKA - NINKOWIC - In April 1997, Ms. Romanska - Ninkowic filed suit in Voivodship Court in Krakow, Poland against IFFP. Ms. Romanska - Ninkowic alleges that IFFP owes her approximately 266,831 PLN (approximately $82,000 at the June 30, 1997 exchange rate) in final settlement for the construction of IFFP's Katowice restaurant. IFFP is in the process of filing a countersuit against Ms. Romanska - Ninkowic citing, among other things, failure to comply with the terms of the contractor's agreement. No court date has been set. IFFP believes the charges are without merit.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

             Exhibit
             -------

             10.1 Undertaking and Loan Agreement, dated May 23, 1997, by and among QPQ, International Fast Foot Corporation and Pizza King Polska Sp,z.o.o.

             10.2   Agreement on Transfer of Shares as Collateral, dated May 23,
                    1997  by  and   among  QPQ  and   International   Fast  Food
                    Corporation.

          (b) The following reports on Form 8-K were filed during the quarter ended on June 30, 1997:

               (i)  On April 4, 1997, the Company filed a Form 8-K in connection
                    with  the   settlement  of   litigation   with  Burger  King
                    Corporation.

                                   SIGNATURES

      In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, International Fast Food has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              INTERNATIONAL FAST FOOD CORPORATION



DATE:  August 15, 1997              By: /s/ Mitchell Rubinson
                                       -----------------------------------------
                                    Mitchell Rubinson, Chairman of the Board,
                                    Chief Executive Officer and President
                                    (Principal Executive Officer)



DATE:  August 15, 1997              By: /s/ James Martin
                                       -----------------------------------------
                                    James Martin, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)