Form 10QSB
period 1997-09-30
INTERNATIONAL FAST FOOD CORP
filed 1997-11-13
CIK 885549

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



           [X]  Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997



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

                            Yes   [x]     No  [ ]


The number of shares outstanding of the issuer's common stock, par value $.01 per share as of November 5, 1997 was 44,091,382.

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

      ITEM. 1     Financial Statements


                  Consolidated Balance Sheets as of
                  September 30, 1997 and December 31,
                  1996                                                 2 - 3


                  Consolidated Statements of Operations
                  for the Three and Nine Months Ended
                  September 30, 1997 and 1996                            4


                  Consolidated Statements of
                  Shareholders' Equity for the Nine
                  Months Ended September 30, 1997                        5


                  Consolidated Statements of Cash Flows
                  for the Nine Months Ended September
                  30, 1997 and 1996                                    6 - 7


                  Notes to Consolidated Financial
                  Statements                                           8 - 20



      ITEM. 2     Management's Discussion and Analysis
                  or Plan of Operation                                21 - 35



PART II.  OTHER INFORMATION
---------------------------

      ITEM. 2     Legal Proceedings                                      36

      ITEM. 4     Results of Votes of Security Holders                 36 - 37

      ITEM. 5     Other Information                                      37

      ITEM. 6     Exhibits and Reports on Form 8-K                       37


SIGNATURES

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS
                                     ------

                                                  September 30,     December 31,
                                                       1997              1996
                                                   -----------       -----------


CURRENT ASSETS:

   Cash and cash equivalents                       $ 1,640,140       $   194,269
   Restricted cash and
      certificates of deposit                          999,990           500,000
   Receivables                                          90,203            42,348
   Inventories                                         336,604           300,217
   Advances to affiliate                                  --             228,984
   Prepaid expenses                                     88,450            53,794
                                                   -----------       -----------

      Total Current Assets                           3,155,387         1,319,612
                                                   -----------       -----------


FURNITURE, EQUIPMENT AND
   LEASEHOLD IMPROVEMENTS, NET                       5,889,265         5,586,844

DEFERRED DEBENTURE ISSUANCE COSTS,
   NET OF ACCUMULATED AMORTIZATION
   OF $149,097 AND $124,155,
   RESPECTIVELY                                        283,229           308,170

OTHER ASSETS, NET OF ACCUMULATED
   AMORTIZATION OF $310,961 and
   $206,792                                            510,675           618,978

BURGER KING DEVELOPMENT
   RIGHTS, NET OF ACCUMULATED
   AMORTIZATION OF $54,054                             945,946              --

DOMINOS DEVELOPMENT RIGHTS
   NET OF ACCUMULATED AMORTIZATION
   OF $7,771                                           181,332              --
                                                   -----------       -----------



   Total Assets                                    $10,965,834       $ 7,833,604
                                                   ===========       ===========














                             See Accompanying Notes
                                        2

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 September 30,     December 31,
                                                      1997              1996
                                                 ------------      ------------
CURRENT LIABILITIES:
   Accounts payable                              $    562,442      $    454,697
   Accrued interest payable                            69,586            10,335
   Other accrued expenses                             480,152         1,009,606
   Bank credit facilities payable                   1,253,545         1,220,495
   Other notes payable                                   --              69,307
   Payable to affiliate                                  --             149,382
   Non-interest bearing obligation
     payable to minority shareholder
     of IFF Polska                                       --             500,000
                                                 ------------      ------------

      Total Current Liabilities                     2,365,725         3,413,822

LONG TERM BANK CREDIT FACILITIES                      726,000           300,000

9% SUBORDINATED CONVERTIBLE
  DEBENTURES, DUE DECEMBER 15, 2007                 2,756,000         2,756,000
                                                 ------------      ------------

      Total Liabilities                             5,847,725         6,469,822
                                                 ------------      ------------

DEFERRED CREDIT                                     1,000,000              --
                                                 ------------      ------------

MINORITY INTEREST IN NET ASSETS OF
   CONSOLIDATED SUBSIDIARY                            254,014           460,361
                                                 ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred Stock, $.01 par value,
   1,000,000 shares authorized;
   33,450 and 38,240 shares issued
   and outstanding, respectively
   (liquidation preference of
   $3,345,000)                                           334               382

   Common Stock, $.01 par value,
   100,000,000 shares authorized;
   43,591,382 and 10,322,521 shares
   issued and outstanding, respectively               435,914           103,225

   Additional paid-in capital                      17,150,640        14,523,361

   Accumulated deficit                            (13,816,806)      (13,706,261)

   Accumulated translation adjustment                  94,013           (17,286)
                                                 ------------      ------------

      Total Shareholders' Equity                    3,864,095           903,421
                                                 ------------      ------------
      Total Liabilities and
          Shareholders' Equity                   $ 10,965,834      $  7,833,604
                                                 ============      ============

                            See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                          Three Months Ended             Nine Months Ended
                                             September 30,                  September 30,
                                     ----------------------------    ----------------------------
                                         1997            1996            1997            1996
                                     ------------    ------------    ------------    ------------
REVENUES:
  Sales                              $  1,493,656    $  1,281,125    $  4,246,215    $  3,895,891
  Other operating                          14,780          32,596          66,258         101,465
                                     ------------    ------------    ------------    ------------

     Total Revenue                      1,508,436       1,313,721       4,312,473       3,997,356

FOOD AND PACKAGING                        595,406         529,358       1,714,428       1,692,546
                                     ------------    ------------    ------------    ------------

GROSS PROFIT                              913,030         784,363       2,598,045       2,304,810

OPERATING EXPENSES:
  Payroll and Related Costs               309,633         210,361         749,703         594,230
  Occupancy and Other Operating
     Expenses                             488,491         354,157       1,253,208       1,061,556
  Depreciation and Amortization           263,285         208,625         700,160         684,617
                                     ------------    ------------    ------------    ------------

     Total Operating
        Expenses                        1,061,409         773,143       2,703,071       2,340,403
                                     ------------    ------------    ------------    ------------

                                         (148,379)         11,220        (105,026)        (35,593)
                                     ------------    ------------    ------------    ------------
GENERAL AND ADMINISTRATIVE
  EXPENSES                                523,397         349,949       1,238,283       1,119,086
                                     ------------    ------------    ------------    ------------


OTHER INCOME (EXPENSES):
  Interest and other, net                 222,668         (17,023)        119,823          89,776
  Interest expense, including
     amortization of debenture
     issuance costs                      (147,305)       (115,685)       (420,476)       (344,227)
  Gain on settlement of
     litigation, net of applicable
     costs                                   --              --         1,327,070            --
                                     ------------    ------------    ------------    ------------

     Total other income
        (expenses)                         75,363        (132,708)      1,026,417        (254,451)
                                     ------------    ------------    ------------    ------------

LOSS BEFORE MINORITY
  INTEREST                               (596,413)       (471,437)       (316,892)     (1,409,130)

MINORITY INTEREST IN LOSSES OF
  CONSOLIDATED SUBSIDIARY                  83,848          48,531         206,347         166,192
                                     ------------    ------------    ------------    ------------

NET LOSS                             $   (512,565)   $   (422,906)   $   (110,545)   $ (1,242,938)
                                     ============    ============    ============    ============


NET LOSS PER COMMON SHARE            $       (.01)   $       (.06)   $       (.01)   $       (.27)
                                     ============    ============    ============    ============




WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING            37,005,288       6,776,544      20,239,892       5,053,117
                                     ============    ============    ============    ============


                             See Accompanying Notes

                                        INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                            For the Nine Months Ended September 30, 1997
                                                            (Unaudited)



                                      Common Stock      Preferred Stock      Additional   Accumulated
                                 -------------------   ------------------      Paid In    Translation    Accumulated
                                   Shares    Amount     Shares    Amount       Capital     Adjustment      Deficit         Total
                                 ---------  --------   --------  --------   ------------  -----------    -----------    ----------
Balances,
   December 31, 1996           10,322,521  $103,225     38,240   $   382   $ 14,523,361  $(    17,286)  $(13,706,261)   $   903,421


Conversion of
   Preferred Stock                159,650     1,597   (  4,790)  (    48)   (     1,549)          -             -              -
Common Stock issued in
   exchange for professional
   services                     2,000,000    20,000       -         -           180,000           -             -           200,000
Common Stock issued in
   exchange for Underwriter
   and debenture warrants         200,000     2,000       -         -       (     2,000)          -             -
Conversion of 8% Convertible
   Promissory Notes             5,000,000    50,000       -         -           450,000           -             -           500,000
Conversion of Litigation
   Funding Promissory Note     25,909,211   259,092       -         -         2,000,828           -             -         2,259,920
Translation adjustments              -         -          -         -              -           111,299          -           111,299
Net income for the period            -         -          -         -              -                     (   110,545)   (   110,545)
                               ----------  --------   --------   -------   ------------   ------------  ------------    -----------
Balances,
   September 30, 1997          43,591,382  $435,914     33,450   $   334   $ 17,150,640   $     94,013  $(13,816,806)   $ 3,864,095
                               ==========  ========   ========   =======   ============   ============  ============    ===========



















































                                        See Accompanying Notes
                                                  5

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      1997             1996
                                                 -------------     -------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:

   Net loss                                        $  (110,545)     $(1,242,938)
   Adjustment to reconcile net loss
      to net cash provided by
      (used in)operating activities:
      Amortization and depreciation                    791,160          776,174
      Minority interest in losses of
          subsidiary                                  (206,347)        (166,192)
   Gain on forgiveness of indebtedness                (337,859)            --
   Changes in operating assets and
      liabilities, net of acquisition
      of business:
          Receivables                                      435           14,212
          Inventories                                   20,488           80,009
          Prepaid expenses                             (22,612)          (6,311)
          Accounts payable and
             accrued expenses                         (284,943)         191,789
                                                   -----------      -----------

   Net cash used in operating
      activities                                      (150,223)        (353,257)
                                                   -----------      -----------


CASH FLOWS FROM INVESTING
  ACTIVITIES:

   Purchase of business, net of
      cash acquired                                   (500,849)            --
   Increase in restricted cash and
      certificates of deposit                         (499,990)            --
   Payments for furniture, equipment
      and leasehold improvements, net                 (247,764)            --
   Payments for other assets                           (25,866)         (53,794)
   Disposition of furniture & equipment                   --            114,308
   Refund of franchise fees                             30,000             --
                                                   -----------      -----------

   Net cash provided by (used in)
      investing activities                          (1,244,469)          60,514
                                                   -----------      -----------














                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      1997             1996
                                                 -------------     -------------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Sale of common shares for cash                         --            245,000
   Sale of options for cash                               --             10,000
   Advances from (to) Affiliate, net                    79,602           58,099
   Repayments of bank credit
      facilities                                    (1,515,232)        (294,248)
   Net proceeds from settlement of
      litigation                                     3,288,440             --
   Payment to Litigation Funding                    (1,028,521)            --
   Payment of other notes payable                      (69,307)            --
   Payment of non-interest bearing
      obligation to minority share-
      holder of IFF Polska                            (500,000)            --
   Borrowings under bank credit
      facilities                                     1,974,282          339,401
   Net Proceeds from issuance of
      convertible promissory notes                     500,000             --
                                                   -----------      -----------
   Net cash provided by financing
      activities                                     2,729,264          358,252
                                                   -----------      -----------

FOREIGN CURRENCY TRANSLATION
   ADJUSTMENT                                          111,299         (105,716)
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                  1,445,871          (40,207)
BEGINNING CASH AND CASH EQUIVALENTS                    194,269          253,510
                                                   -----------      -----------
ENDING CASH AND CASH EQUIVALENTS                   $ 1,640,140      $   213,303
                                                   ===========      ===========

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                     $   312,005      $   262,320
                                                   ===========      ===========

SUPPLEMENTAL SCHEDULE OF NON
   CASH INVESTING & FINANCING ACTIVITIES:

Nine Months Ended September 30, 1997:
      Issuance of  159,650  shares of Common  Stock upon the  exchange  of 4,790 shares of Preferred Stock.
      Issuance of  2,000,000  shares of Common  Stock in payment of  $200,000 of legal fees.
      Issuance of 5,000,000  shares of Common Stock upon  conversion of $500,000 principal amount of 8% Convertible Promissory Notes.
      Issuance  of  200,000   shares  of  Common   Stock  in  exchange  for  the
          cancellation of 130,000 Underwriter Common Stock warrants and Underwriter $1,000,000 debenture warrants.
      Issuance of  25,909,211  shares of Common  Stock in payment of  $2,198,424 principal amount of a promissory note payable to Litigation Funding plus $61,425 of accrued interest.

Nine Months Ended September 30, 1996:
      Issuance of 381,292  shares of Common  Stock upon the  exchange  of 11,440 shares of Preferred Stock.
      Issuance of 620,000  shares of Common Stock in payment of $87,305 of legal fees.
                             See Accompanying Notes

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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of the Company and its majority-owned (85%) Polish subsidiary, International Fast Food Polska, Sp. z o.o. ("IFFP"), a limited liability corporation, and IFFP's three wholly-owned Polish limited liability corporations. Additionally, the consolidated financial statements include the accounts of the Company's two wholly-owned Polish subsidiaries, Krolewska Pizza, Sp. z o.o.("KP") and Pizza King Polska, Sp. z o.o.("PKP") for the period from their acquisition in July 1997 through September 30, 1997. KP and PKP operate four Domino's Pizza stores and one commissary. All significant intercompany transactions and balances have been eliminated in consolidation.

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

   In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

   The official currency of Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
                                 (Unaudited)

generally. On January 1, 1995, the National Bank of Poland introduced a new currency unit (a "new zloty"). New zlotys are equivalent to 10,000 old zlotys ("old zlotys"). All references in this document to zlotys are to new zlotys. At September 30, 1997 and 1996, the exchange rate was 3.417 and 2.801 new zlotys per dollar, respectively. Monetary assets and liabilities are translated from the local currency, the "zloty", to U.S. dollars at the period end exchange rate. Non-monetary assets, liabilities, and related expenses, primarily furniture, equipment, leasehold improvements and related depreciation and amortization, are translated using historical exchange rates. Income and expense accounts, excluding depreciation and amortization, are translated at an annual weighted average exchange rate.

   The accounts of IFFC's Polish subsidiaries are measured using the zloty. Due to Poland's highly inflationary environment through December 31, 1995, generally accepted accounting principles required IFFC to calculate and recognize on its statement of operations its currency translation gains or losses associated with IFFP. Due to the reduction in Poland's inflation rate, effective for the year ended December 31, 1996, IFFC was no longer required pursuant to generally accepted accounting principles to recognize currency translation gains or losses in its statement of operations.

   LIQUIDITY AND PLAN OF OPERATIONS - As of September 30, 1997, IFFC had working capital of approximately $789,662 and Cash and Cash Equivalents of $1,640,140. IFFC's working capital and cash position were significantly improved by the settlement of it's litigation with Burger King Corporation in March 1997 coupled with recent debt consolidation and merger with Litigation Funding, Inc. (See Notes 7 and 9) Although IFFC believes that it has sufficient funds to finance its present plan of operations through December 31, 1998. IFFC cannot reasonably estimate how long it will be able to satisfy its cash requirements. The capital requirements relating to implementation of the BKC Development Agreement and the New Master Franchise Agreement with Domino's are significant. Based upon current assumptions, IFFC will seek to implement its business plan utilizing its Cash and Cash Equivalents, cash generated from restaurant operations and the proceeds from the sale of 11% convertible senior subordinated discounts notes due 2007, (See Note 10). In order to satisfy the capital requirements of the BKC Development Agreement and the New Master Franchise Agreement with Domino's, IFFC will require resources substantially greater than the amounts it presently has or amounts that can be generated from restaurant operations. Other than its existing Bank Credit Facilities (See Note 4), IFFC has no current arrangements with respect to, or sources of additional financing and there can be no assurance that IFFC will be able to obtain additional financing or that additional financing will be available on acceptable terms to fund future commitments for capital expenditures.

      NET (LOSS) PER COMMON SHARE - The net loss per common share in the accompanying statements of operations is based upon the net loss after preferred dividend requirements divided by the weighted average number of shares outstanding during each period. The net loss per common share does not include the assumed exercise of any common stock options or warrants since their inclusion would be anti-dilutive. Fully diluted per share data has not been presented since the inclusion of common stock equivalents arising from stock

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)

options and warrants and the assumed issuance of common shares upon conversion of the 9% Subordinated Convertible Debentures and the Preferred Stock would be anti-dilutive.

      RECLASSIFICATION - Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

3.    RESTRICTED CASH:

      At September 30, 1997 the Company had $999,990 of certificates of deposit, which represents collateral for an outstanding line of credit.

4.    BANK CREDIT FACILITIES:


BANK CREDIT FACILITIES AT SEPTEMBER 30, 1997 CONSISTS OF THE FOLLOWING:

Amerbank  in  Poland, S.A., PKP overdraft
  credit line, variable rate approximately
  equal to prime, expires March 31, 1998                        $       5,263

Amerbank  in  Poland, S.A., IFFP overdraft
  credit line, variable rate approximately
  equal to prime, expires March, 30, 1998                              25,282

Amerbank, IFFP line of credit of $950,000
  payable in twenty nine installments of
  $32,000 commencing on March 31, 1998,
  interest payable monthly at 2.75% above
  LIBOR, $22,000 due at maturity on
  August 12, 2000.                                                    950,000

Amerbank IFFP revolving  credit  facility,
  interest is payable monthly at 2.50%
  above LIBOR,  $1,500,000  maximum credit
  until August 1999,  payable in thirty
  five monthly installments  thereafter of
  $42,000 with final payment of $30,000
  due at maturity on August 12, 2002.                                       0

Totalbank  IFFC line of credit of $999,000
  payable  in full on May 19, 1998,
  interest at 6.5% payable quarterly
  collateralized by certificates of
  deposit in the amount $999,990                                      999,000
                                                                  -----------
          Total Debt                                                1,979,545
          Less: Current Maturities                                  1,253,545
                                                                  -----------
          Long Term Debt                                         $    726,000
                                                                 ============

* The Amerbank revolving facility for $1,500,000 has not been drawn upon as of September 30, 1997.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


On March 18, 1996, PKP obtained a $150,000 line of credit from American Bank. Borrowings under the facility bear interest at 10% per annum, payable every three months commencing April 30, 1996, and may be used to finance up to 50% of the cost of developing Domino's Stores. The credit facility is secured by a promissory note of PK Polska, and title to the fixtures and equipment of the Domino's Stores developed with the credit facility borrowings. No draws have been made on the credit facility. The facility expires on January 30, 1998.

5.    SHAREHOLDERS' EQUITY:

      The Company's stock option plan provides for the granting of options to qualified employees and directors of the Company. Stock option activity for the nine months ended September 30, 1997 is as follows:
                                                      1997
                                                      ----
      Outstanding at beginning of period             210,000
      Granted                                        410,000
      Exercised                                         -
      Expired                                      (  50,000)
                                                   ---------

      Outstanding at end of period                   570,000
                                                   =========

      Exercisable at end of period                   256,000
                                                   =========
      Price range of options outstanding
          at end of period                        $      .40
                                                   =========

      Available for grant at end of period         1,430,000
                                                   =========

      During the nine months ended September 30, 1997 and 1996, 159,650 and 381,292 shares of Common Stock were issued upon the exchange of 4,790 and 11,440 shares of Preferred Stock.

6.    CONVERTIBLE PROMISSORY NOTES:

      In January and March 1997, IFFC sold to the Company's Chairman of the Board, Chief Executive Officer and President and his wife as well as other members of his family an aggregate of $500,000 8% convertible promissory notes due January 1999. The notes were converted into 5,000,000 shares of Common Stock on June 19, 1997.

      At September 30, 1997, IFFC had reserved the following shares of Common Stock for issuance:

      Stock option plan                            2,000,000

      Warrants issued in connection with
      1994 exchange offer, exercisable at
      $7.00 per share through August 1,
      1999                                           290,800
                                       11

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)


      Convertible Debentures convertible
      into Common Stock at a conversion
      price of $8.50 per share                       324,235

      Preferred Stock convertible into
      Common Stock at a conversion price
      of $3.00 per share                           1,114,893

      Warrants to purchase 50,000 shares
      of Common Stock at an exercise price
      of $.2831 per share                             50,000
                                                ------------

          Total reserved shares                    3,779,928
                                                ============

7.    COMMITMENTS AND CONTINGENCIES:

      On March 14, 1997, IFFC and Burger King Corporation ("BKC") entered into a new Development Agreement (the "BKC Development Agreement"), which was then assigned by IFFC to IFFP; IFFC continues to remain liable for the obligations contained in the BKC Development Agreement. Pursuant to the BKC Development Agreement, IFFP has been granted the exclusive right until September 30, 2007 to develop and be franchised to operate Burger King restaurants in Poland with certain exceptions discussed below. Pursuant to the BKC Development Agreement, IFFC is required to open 45 restaurants during the term of the Agreement. Each traditional Burger King restaurant, in-line Burger King restaurant, or drive-thru Burger King restaurant shall constitute one restaurant. A Burger King kiosk restaurant shall, for purposes of the BKC Development Agreement, be considered one quarter restaurant.

      Pursuant to the BKC Development Agreement, IFFC is to open three restaurants through September 30, 1998, four restaurants in each year beginning October 1, 1998 and ending September 30, 2001 and five restaurants in each year beginning October 1, 2001 and ending September 30, 2007.

      Pursuant to the BKC Development Agreement, IFFC shall pay BKC $1,000,000 as a development fee. IFFC shall not be obligated to pay the development fee if IFFC is in compliance with the development schedule by September 30, 1999, and has achieved gross sales of $11,000,000 for 12 months preceding the September 30, 1999 target date. If the development schedule has been achieved but gross sales were less than $11,000,000, but greater than $9,000,000, the development fee shall be reduced to $250,000. If the development fee is payable due to failure to achieve the performance targets set forth above, IFFC, at its option, may either pay the development fee or provide BKC with the written and binding undertaking of Mr. Mitchell Rubinson, IFFC's Chairman, that the Rubinson Group (as defined below) will completely divest themselves of any interest in IFFC and the Burger King restaurants opened or operated by IFFC in Poland within six (6)

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)

months of the date the development fee payment is due. The Rubinson Group shall be defined to include any entity that Mr. Rubinson directly or indirectly owns an aggregate interest of ten percent (10%) or more of the legal or beneficial equity interest and any parent, subsidiary or affiliate of a Rubinson entity. Mr. Rubinson has personally guaranteed payment of the development fee.

      For each restaurant opened, IFFC is obligated to pay BKC an initial fee of up to $40,000 for franchise agreements with a term of 20 years and $25,000 for franchise agreements with a term of ten years payable not later than twenty days prior to the restaurant's opening. Each franchised restaurant must also pay a percentage of the restaurant's gross sales, irrespective of profitability, as a royalty for the use of the Burger King System and the Burger King Marks. The annual royalty fee is five percent (5%) of gross sales. The franchises must also contribute a monthly advertising and promotion fee of 6% of the restaurant's gross sales, to be used for advertising, sales promotion, and public relations. Payment of all amounts due to BKC is guaranteed by IFFC. The BKC Development Agreement calls for certain cash contributions from BKC to IFFC over the term of the Development Agreement and additional sums based on an incentive arrangement when earned to be retained by IFFC out of BKC's future royalties.

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

      The BKC Development Agreement requires IFFC to designate a full-time Managing Director to be responsible for the restaurants to be developed. Such General Manager must be acceptable to BKC. Leon Blumenthal, who has served as IFFP's President, Chief Operating Officer, and Managing Director since 1995, has been approved by BKC.

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

      On August 28, 1997, KP entered into a New Master Franchise Agreement with Domino's Pizza International, Inc. ("Domino's"), granting KP the exclusive right to develop and operate and to sub-license Domino's Pizza stores and to operate a commissary for the Domino's system and the use of the Domino's and related marks in the operation of stores in Poland. IFFC has agreed that as a condition to the New Master Franchise Agreement it shall contribute or cause other entities to contribute equity to KP in a minimum amount of $2,000,000 by December 31, 1997. IFFC also agreed that any additional capital required above such amount will also be dedicated to KP as needed to permit KP to meet its development quotas. The term of the New Master Franchise Agreement will expire on December 31, 2003, and if KP is in compliance with all material provisions of the New Master Franchise Agreement, it may be extended for an additional ten (10) years in accordance with certain minimum development quotas which KP and Domino's may agree upon by execution of an amendment to the New Master Franchise Agreement. Under the terms of the New Master Franchise Agreement, KP shall be obligated to open up one (1) additional store in 1997, in addition to the four (4) existing stores as of August 28, 1997. During the next six (6) years, KP shall be obligated to open 5, 6, 7, 8, 9, and 10 stores, respectively, beginning in 1998 and ending in the year 2003 for a total of 50 stores. Of such stores, third party franchise stores shall not exceed 25% of the number of open and operating stores and all stores located in Warsaw, Poland shall be corporate stores.

      During the term of the New Master Franchise Agreement, KP and its controlling shareholders, including the controlling shareholder of IFFC, will not have any interest as an owner, investor, partner, licensee or in any other capacity in any business engaged in sit-down, delivery or carry-out pizza or in any business or entity which franchises or licenses or otherwise grants to others the right to operate a business engaged in such business which is located in Poland. The latter restriction shall apply for a period of one (1) year following the effective date of termination of the New Master Franchise Agreement.


8.    LITIGATION:

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

      ROMANSKA - NINKOWIC ("RN") - In April 1997, RN filed suit in Voivodship Court in Krakow, Poland against IFFP. RN alleged that IFFP owed RN approximately 266,831 PLN (approximately $78,000 at the September 30, 1997 exchange rate) in final settlement for the construction of IFFP's Katowice restaurant.

      On December 19, 1996, PKP was formally informed by the Voivodship court in Warsaw that RN, PKP's former general contractor, had filed suit alleging that PKP owed RN approximately 123,422 zlotys or (approximately $36,000 based on September 30, 1997 exchange rates) plus interest from April 6, 1994.

      On October 27, 1997, IFFP, PKP and RN settled their disputes. IFFP and PKP agreed to pay RN $25,000 cash for full settlement of all claims.

9.    OTHER TRANSACTIONS:

      On July 14, 1997, IFFC and IFFC Acquisition, Inc., a wholly-owned subsidiary of the Company ("Acquisition Sub") entered into a Merger Agreement with Litigation Funding, Inc. ("Funding") and Mitchell and Edda Rubinson, the sole shareholders of Funding. Under the terms of the Agreement, Funding was merged with and into Acquisition Sub. The 25,909,211 shares of common stock of the Company to be received by the Funding shareholders is determined by dividing the $3,021,014 value assigned to Funding by the book value per share ($.1166) of the Company's common stock as of June 30, 1997, before reduction for the liquidation preference applicable to the 36,950 (as of June 30, 1997) outstanding shares of Preferred Stock.

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

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)


      In July 1997, the Company purchased 100% of KP and PKP, two Polish limited liability companies, for a nominal consideration and assumption of all liabilities, including the liabilities of KP to the Company under a $500,000 promissory note. KP owns the exclusive master franchise rights and PKP owns the individual store franchises for Dominos pizza stores in Poland.

      The acquisition was accounted for by the purchase method of accounting, and the net assets acquired are included in the Company's consolidated balance sheet based upon their estimated fair values at the date of acquisition. Results of operations of KP are included in the Company's consolidated statement of operations subsequent to the date of acquisition. The excess of the net assets acquired over the purchase price are accounted for as a reduction of furniture, equipment and leasehold improvements.

      The following unaudited pro-forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.

                          Three Months Ended           Nine Months Ended
                             September 30,                September 30,
                     ---------------------------  --------------------------
                         1997           1996          1997           1996
                     ------------   ------------  ------------  ------------
Total Revenues*      $ 1,493,656    $ 1,535,491   $ 4,834,654    $ 4,667,395

Net income (loss)    $(  512,565)   $(  744,372)  $(  426,047)   $(1,641,979)

Net income loss
   per share         $(      .01)   $(      .11)  $(      .03)   $(      .35)

   * The $41,835 decrease in total revenues for the three months ended September 30, 1997 as compared with the three months ended September 30, 1996, is attributable to the devaluation of the zolty in relation to the U.S. dollar of approximately 26% in the three months ended September 30, 1997 as compared with the three months ended September 30, 1996.

   On August 28, 1997, KP entered into a New Master Franchise Agreement with Domino's Pizza International, Inc. ("Domino's"), granting KP the exclusive right to develop and operate and to sub-license Domino's Pizza stores and to operate a commissary for the Domino's system and the use of the Domino's and related marks in the operation of stores in Poland. As a condition to the New Master Franchise Agreement IFFC shall contribute or cause other entities to contribute equity to KP in a minimum amount of $2,000,000 by December 31, 1997. IFFC also agreed that any additional capital required above such amount will also be dedicated to KP as needed to permit KP to meet its development quotas. The term of the New Master Franchise Agreement will expire on December 31, 2003, and if KP is in compliance with all material provisions of the New Master Franchise Agreement, it may be extended for an additional ten (10) years in accordance with certain minimum development quotas which KP and Domino's may agree upon by execution of an amendment to the New Master Franchise Agreement. Under the terms of the New Master Franchise Agreement, KP shall be obligated to open up one (1) additional store in 1997, in addition to the four (4) existing stores as of August 28,
                                      16

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)

1997. During the next six (6) years, KP shall be obligated to open 5, 6, 7, 8, 9, and 10 stores, respectively, beginning in 1998 and ending in the year 2003 for a total of 50 stores. Of such stores, third party franchise stores shall not exceed 25% of the number of open and operating stores and all stores located in Warsaw, Poland shall be corporate stores.

   During the term of the New Master Franchise Agreement, KP and its controlling shareholders, including the controlling shareholder of IFFC, will not have any interest as an owner, investor, partner, licensee or in any other capacity in any business engaged in sit-down, delivery or carry-out pizza or in any business or entity which franchises or licenses or otherwise grants to others the right to operate a business engaged in such business which is located in Poland. The latter restriction shall apply for a period of one (1) year following the effective date of termination of the New Master Franchise Agreement.

   On July 7, 1997, IFFP and British Petroleum ("BP") of Poland, executed a letter of intent for the co-development of Burger King restaurants and BP petrol stations throughout the Republic of Poland. The letter, although not binding, states that BP will provide IFFP with packages of between 5 and 10 development sites each. These sites will be available to IFFP to lease for a specific term plus option periods at IFFP's discretion subject to Burger King approval. IFFP anticipates that the majority of these locations will open in 1998 and 1999. Rental terms will be based on a minimum monthly rental fee versus a percentage of sales. IFFP and BP are currently negotiating the terms of the master lease.

   On July 10, 1997, IFFP and Du Pont Conoco ("Conoco") of Poland, executed a letter of intent for the co-development of Burger King restaurants and Conoco petrol stations throughout the Republic of Poland. The letter, although not binding, states that Conoco will provide IFFP with packages of between 5 and 10 development sites each. These sites will be available to IFFP to lease for a specific term plus option periods at IFFP's discretion subject to Burger King approval. IFFP anticipates that the majority of these locations will open in 1998 and 1999. Rental terms will be based on a minimum monthly rental fee versus a percentage of sales. IFFP and Conoco have agreed on the terms of a master lease.

   On August 12, 1997, the Company executed two credit agreements with the American Bank in Poland ("Amerbank"). The first credit facility was in the amount of $950,000. The purpose of this facility is to consolidate existing debt with Amerbank totaling $300,000 with existing debt owed to Bank Handlowy of $650,000. Both of these loans were due in full within the next six months. Pursuant to the terms of the new loan, interest is payable monthly at the prevailing one month LIBOR rate plus 2.75%. Commencing in March 1998, the loan is to be repaid in monthly installments of $32,000 for twenty nine months with a balloon payment of $22,000 due at maturity (August 12, 2000). The loan is secured by all existing restaurant assets and the guarantee of IFFC.

   The second credit agreement is a development loan in the principal amount of $1,500,000. The purpose of this loan is to provide partial credit for the development of new Burger King restaurants. Borrowings under this credit

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)

facility may be made until August 1999 and are secured by: (i) fixed assets of each new restaurant financed; and (ii) a guarantee of IFFC. The loan is required to be repaid in thirty five equal installments of $42,000 starting in September 1999 with a balloon payment of $30,000 due at maturity (August 12, 2002). Interest is paid monthly at the prevailing one month LIBOR rate plus 2.5%. According to the terms of the agreement, the proceeds of the loan could be used to finance up to fifty percent (50%) of the costs of furnishing and commencing operation of Burger King restaurants operated by IFFP.

   On September 11, 1997, IFFP entered into an agreement with Statoil to develop up to twenty-two Burger King restaurants on Statoil service station properties in Poland apportioned in five categories. IFFP, in coordination with BKC, is presently evaluating various Statoil sites to determine the feasibility of the development of Burger King restaurants. In the event that BKC disapproves of any of the sites within a particular category, Statoil reserves the right to withdraw from IFFP's consideration all sites within such category. As of November 6, 1997, IFFC has rejected three of the twenty two sites offered in the agreement.

   In July 1997, PKP opened its fourth Domino's store in Warsaw. The store cost approximately $125,000 which includes leasehold improvements, equipment, and furniture and fixtures. The store consists of approximately 100 square meters and annual lease payments, excluding electricity, are approximately $4,500.00. The lease was executed in September 1996 between PKP and the Municipality of Warsaw. The lease is for an unlimited period of time, however, either party may terminate the lease upon three months written notice to the other party. In the event that the Municipality terminates the lease, PKP is entitled to recover its costs, including leasehold improvements, net of depreciation.

   On August 29, 1997, PKP entered into a lease for an unlimited period of time with the Municipality of Wola, Warsaw for its fifth Domino's store site consisting of approximately 97 square meters. The lease may be terminated by PKP at any time upon six months' notice. The Municipality of Wola, Warsaw may terminate the lease at any time upon six months' notice. In the event the Municipality of Wola, Warsaw terminates the lease, PKP is entitled to recover its costs, including leasehold improvements, net of depreciation. Annual lease payments, excluding utility charges are approximately $16,684 at September 30, 1997 exchange rates. The store is currently under construction and the Company anticipates that it will be opened by December 1997.

   The Company entered into an employment agreement with James F. Martin, effective July 1, 1997. Mr. Martin's employment agreement provides that he will serve as Chief Financial Officer of the Company and/or that of its subsidiaries or affiliates that may be founded, for an initial term of three (3) years, which the Company may extend for up to two (2) additional years. His annual salary for the first year is $85,000. Pursuant to his employment agreement, Mr. Martin is required to devote his full business time, attention and best efforts to the performance of his duties under the employment agreement. Mr. Martin is entitled to three (3) weeks of paid vacation during any year of employment. Mr. Martin is also entitled to an automobile allowance of $400 per month, however, Mr. Martin shall be responsible for all associated expenses relating to such automobile,

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)

including, without limitation, insurance, gas and repairs. Mr. Martin is eligible to receive stock option grants under the Company's Stock Option Plans in the discretion of the Company's Board of Directors or Option Committees. The Company has granted Mr. Martin a stock option to acquire 100,000 shares of the Company's Common Stock at an exercise price of $.40 per share equal to the current price of the Common Stock on the date of the grant, such options to be exercisable in whole or in part and cumulatively as follows, provided in each case that Mr. Martin is an employee of the Company on the date of reference: (i) twenty percent (20%) one (1) year after the effective date of the employment agreement; (ii) sixty percent (60%) two (2) years after the effective date of the employment agreement; and (iii) one hundred percent (100%) three (3) years after the effective date of the employment agreement. In the event Mr. Martin is required to move to Poland, the Company shall provide Mr. Martin an appropriate housing allowance, to be determined at that time. Mr. Martin's employment agreement provides for a payment of $20,000 in the event his employment is terminated by reason of his death or disability and a severance pay in the event Mr. Martin's employment is terminated without cause, such severance to be calculated as follows: (i) July 1, 1997 through June 30, 1998 a $20,000 severance amount; (ii) July 1, 1998 through June 30, 1999 a $15,000 severance amount; and (iii) July 1, 1999 through June 30, 2000 a $10,000 severance amount. Mr. Martin's employment agreement does not provide for a severance payment in the event his employment is terminated for cause. Mr. Martin's employment agreement requires that he not compete or engage in any business competitive with the Company's business for the term of the agreement and for a period of two (2) years thereafter.

   The Company entered into an employment agreement with Leon Blumenthal, effective July 1, 1997. Mr. Blumenthal's employment agreement provides that he will serve as the Company's Senior Vice President, Chief Operating Officer and General Manager, and shall serve as the President of International Fast Food Polska for an initial term of three (3) years, which the Company may extend for up to an additional two (2) years. His annual salary for the first year is $100,000. Additionally, under the terms of the employment agreement, Mr. Blumenthal shall be eligible to receive stock option grants under the Company's Stock Option Plans in the discretion of the Company's Board of Directors or Option Committees. The Company granted Mr. Blumenthal a stock option to acquire 100,000 shares of the Company's Common Stock at an exercise price of $.40 per share equal to the current price of the Common Stock on the date of the grant, such options to be exercisable in whole or in part and cumulatively according to the following schedule: (i) twenty percent (20%) one (1) year after the effective date of the employment agreement; (ii) sixty percent (60%) two (2) years after the effective date of the employment agreement; and (iii) one hundred percent (100%) three (3) after the effective date of the employment agreement. Mr. Blumenthal is, in addition to salary, entitled to certain fringe benefits including an automobile to use in connection with the performance of his duties under the agreement. Mr. Blumenthal shall be entitled to three (3) weeks of paid vacation during his employment. Mr. Blumenthal's employment agreement provides for a payment of $25,000 in the event his employment is terminated by reason of his death or disability and, in the event his employment is terminated without cause, Mr. Blumenthal is entitled to a severance payment as follows: if the termination occurs (i) on or prior to July 1, 1998, the

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)


severance amount will be $25,000; (ii) after July 1, 1998 but on or prior to July 1, 1999, the severance amount will be $20,000; and (iii) after July 1, 1999, the severance amount will be $15,000. Mr. Blumenthal's employment agreement does not provide for a severance payment in the event his employment is terminated for cause. Mr. Blumenthal's employment agreement requires that he not compete or engage in any business competitive with the Company's business for the term of the agreement and for two (2) years thereafter.


10.   SUBSEQUENT EVENTS:

   On November 5, 1997, the Company sold approximately $27.5 million of 11% convertible senior subordinated discount notes due 2007, (the "Notes") in a private offering in which BT Alex. Brown, Incorporated acted as placement agent.

   Net proceeds received by the Company were as follows:
                                                                 In thousands
                                                                 ------------
      Face amount of notes                                         $  27,500
      Discount to be accreted as interest expense
          and added to the original principal balance
          of the notes over a period of three years                   (7,500)
      Offering expenses                                               (2,200)
                                                                   ----------

             Net proceeds                                          $  17,800
                                                                   =========

   The Notes are convertible into approximately 39.4 million shares of common stock of the Company at a conversion price of $0.70 per share at any time after one year. The Company intends to use the net proceeds of the offering for the development of new Burger King restaurants and Domino's Pizza stores in Poland and for working capital and other general corporate purposes. The Notes (and the shares of common stock issuable upon conversion thereof) have not been registered under the Securities Act of 1933, as amended, or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

ITEM I.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

   As of September 30, 1997, IFFC had working capital of approximately $789,662 and Cash and Cash Equivalents of $1,640,140. IFFC's working capital and cash position were significantly improved by the settlement of the BKC Litigation in March 1997 coupled with the debt consolidation and IFFC's merger with Litigation Funding, Inc. (See Notes 7 and 9) Although IFFC believes that it has sufficient funds to finance its present plan of operations through December 31, 1998, IFFC cannot reasonably estimate how long it will be able to satisfy its cash requirements. The capital requirements relating to implementation of the BKC Development Agreement and the New Master Franchise Agreement with Domino's are significant. Based upon current assumptions, IFFC will seek to implement its business plan utilizing its Cash and Cash Equivalents, cash generated from restaurant operations and the proceeds from the sale of the 11% convertible senior subordinated discount notes due 2007. In order to satisfy the capital requirements of the BKC Development Agreement and the New Master Franchise Agreement with Domino's, IFFC will require resources substantially greater than the amounts it presently has or amounts that can be generated from restaurant operations. Except as discussed below, IFFC has no current arrangements with respect to, or sources of additional financing and there can be no assurance that IFFC will be able to obtain additional financing or that additional financing will be available on acceptable terms to fund future commitments for capital expenditures.

   On November 5, 1997, the Company sold approximately $27.5 million of 11% convertible senior subordinated discount notes due 2007, (the "Notes") in a private offering in which BT Alex. Brown, Incorporated acted as placement agent.

   Net proceeds received by the Company were as follows:
                                                                 In thousands
                                                                 ------------
      Face amount of notes                                         $  27,500
      Discount to be accreted as interest expense
          and added to the original principal balance
          of the notes over a period of three years                   (7,500)
      Offering expenses                                               (2,200)
                                                                   ----------

             Net proceeds                                          $  17,800
                                                                   =========
                                      21

    The Notes are convertible into approximately 39.4 million shares of common stock of the Company at a conversion price of $0.70 per share at any time after one year. The Company intends to use the net proceeds of the offering for the development of new Burger King restaurants and Domino's Pizza stores in Poland and for working capital and other general corporate purposes. The Notes (and the shares of common stock issuable upon conversion thereof) have not been registered under the Securities Act of 1933, as amended, or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

   IFFC currently operates its Burger King restaurant business in Poland through its majority owned (85%) Polish subsidiary, IFFP, and its wholly-owned Polish limited liability corporations, IFF Polska-Kolmer, IFF-DX Management and IFF Polska i Spolka. IFFC operates its Domino's Pizza business in Poland through its two wholly-owned Polish subsidiaries, Krolewska Pizza, Sp. z o.o. ("KP") and Pizza King Polska, Sp. z o.o. ("PKP"). Unless the context indicates otherwise, references herein to IFFC include all of its operating subsidiaries.

   IFFC currently operates eight Traditional Burger King Restaurants and four Domino's Pizza stores. IFFC has incurred losses and anticipates that it will continue to incur losses until, at the earliest, it establishes a number of restaurants and stores generating sufficient revenues to offset its operating costs and the costs of its proposed continuing expansion. There can be no assurance that IFFC will be able to successfully establish a sufficient number of restaurants to achieve profitable operations.

   On July 14, 1997, International Fast Food Corporation, Inc. (the"Company") and IFFC Acquisition, Inc., a wholly-owned subsidiary of the Company ("Acquisition Sub") entered into a Merger Agreement with Litigation Funding, Inc. ("Funding") and Mitchell and Edda Rubinson, the sole shareholders of Funding. Under the terms of the Agreement, Funding was merged with and into Acquisition Sub. The 25,909,211 shares of common stock of the Company received by the Funding shareholders was determined by dividing the $3,021,014 value assigned to Funding by the book value per share ($.1166) of the Company's common stock as of June 30, 1997, before reduction for the liquidation preference applicable to the outstanding shares of Preferred Stock.

   The value assigned to Funding represents (i) the $2,198,494 plus accrued interest owed to Funding by the Company pursuant to a promissory note and (ii) $750,000 which represents seventy-five percent (75%) of the value attributable to the Development Agreement between Burger King Corporation ("BKC" and IFFC and its affiliates which was executed on March 14, 1997 in connection with the Company's settlement of its litigation against BKC. Funding was entitled to receive seventy-five percent (75%) of the litigation proceeds, as defined, under its prior agreements with the Company.

   In July 1997, the Company purchased KP and PKP, two Polish limited liability companies, for a nominal consideration and assumption of all liabilities, including the liabilities of KP to the Company under a $500,000 promissory note. KP owns the exclusive master franchise rights and PKP owns the individual store franchises for Dominos pizza stores in Poland.

   The acquisition was accounted for by the purchase method of accounting, and the net assets acquired are included in the Company's consolidated balance sheet based upon their estimated fair values at the date of acquisition. Results of operations of KP will are included in the Company's consolidated statement of operations subsequent to the date of acquisition. The excess of the net assets acquired over the purchase price is accounted for as a reduction of furniture, equipment and leasehold improvements.

   The following unaudited pro-forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.
                          Three Months Ended           Nine Months Ended
                             September 30,                September 30,
                     ---------------------------  --------------------------
                         1997           1996          1997           1996
                     ------------   ------------  ------------  ------------
Total Revenues*      $ 1,493,656    $ 1,535,491   $ 4,834,654    $ 4,667,395

Net income (loss)    $(  512,565)   $(  744,372)  $(  426,047    $(1,641,979)

Net income loss
   per share         $(      .01)   $(      .11)  $(      .03)   $(      .35)

   * The $41,835 decrease in total revenues for the three months ended September 30, 1997 as compared with the three months ended September 30, 1996, is attributable to the devaluation of the zolty in relation to the U.S. dollar of approximately 26% in the three months ended September 30, 1997 as compared with the three months ended September 30, 1996.

   On August 28, 1997, KP entered into a New Master Franchise Agreement with Domino's Pizza International, Inc. ("Domino's"), granting KP the exclusive right to develop and operate and to sub-license Domino's Pizza stores and to operate a commissary for the Domino's system and the use of the Domino's and related marks in the operation of stores in Poland. IFFC has agreed that as a condition to the New Master Franchise Agreement it shall contribute or cause other entities to contribute equity to KP in a minimum amount of $2,000,000 by December 31, 1997. IFFC also agreed that any additional capital required above such amount will also be dedicated to KP as needed to permit KP to meet its development quotas. The term of the New Master Franchise Agreement will expire on December 31, 2003, and if KP is in compliance with all material provisions of the New Master Franchise Agreement, it may be extended for an additional ten (10) years in accordance with certain minimum development quotas which KP and Domino's may agree upon by execution of an amendment to the New Master Franchise Agreement.

   Under the terms of the New Master Franchise Agreement, KP shall be obligated to open up one (1) additional store in 1997, in addition to the four (4) existing stores as of August 28, 1997. During the next six (6) years, KP shall be obligated to open 5, 6, 7, 8, 9, and 10 stores, respectively, beginning in 1998 and ending in the year 2003 for a total of 50 stores. Of such stores, third party franchise stores shall not exceed 25% of the number of open and operating stores and all stores located in Warsaw, Poland shall be corporate stores.

   During the term of the New Master Franchise Agreement, KP and its controlling shareholders, including the controlling shareholder of IFFC, will not have any interest as an owner, investor, partner, licensee or in any other capacity in any business engaged in sit-down, delivery or carry-out pizza or in any business or entity which franchises or licenses or otherwise grants to others the right to operate a business engaged in such business which is located in Poland. The latter restriction shall apply for a period of one (1) year following the effective date of termination of the New Master Franchise Agreement.

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

   On July 10, 1997, IFFP and Du Pont Conoco ("Conoco") of Poland, executed a letter of intent for the co-development of Burger King restaurants and Conoco petrol stations throughout the Republic of Poland. The letter, although not binding, states that Conoco will provide IFFP with packages of between 5 and 10 development sites each. These sites will be available to IFFP to lease for a specific term plus option periods at IFFP's discretion subject to Burger King approval. IFFP anticipates these locations will open in 1998 and beyond. Rental terms will be based on a minimum monthly rental fee and/ or a percentage of sales. IFFP and Conoco have agreed on the terms of a master lease.

   On August 12, 1997, the Company executed two credit agreements with the American Bank in Poland ("Amerbank"). The first credit facility was in the amount of $950,000. The purpose of this facility was to consolidate existing debt owed to Amerbank totaling $300,000 with existing debt owed to Bank Handlowy of $650,000. Pursuant to the terms of the new loan, interest is payable monthly at the prevailing one month LIBOR rate plus 2.75%. Commencing in March 1998, the loan is to be repaid in monthly installments of $32,000 for twenty nine months with a balloon payment of $22,000 due at maturity (August 12, 2000). The loan is secured by all existing restaurant assets and the guarantee of IFFC.

   The second credit agreement is a development loan in the principal amount of $1,500,000. The purpose of this loan is to provide partial credit for the development of new Burger King restaurants. Borrowings under this credit facility may be made until August 1999 and are secured by: (i) fixed assets of each new restaurant financed; and (ii) a guarantee of IFFC. The loan is required to be repaid in thirty five equal installments of $42,000 starting in September 1999 with a balloon payment of $30,000 due at maturity (August 12, 2002). Interest is paid monthly at the prevailing one month LIBOR rate plus 2.5%. According to the terms of the agreement, the proceeds of the loan could be used to finance up to fifty percent (50%) of the costs of furnishing and commencing operation of Burger King restaurants operated by IFFP. No advances have been made on this credit facility.

   On September 11, 1997, IFFP entered into an agreement with Statoil to develop up to twenty-two Burger King restaurants on Statoil service station properties in Poland apportioned in five categories. IFFP, in coordination with BKC, is presently evaluating various Statoil sites to determine the feasibility of the development of Burger King restaurants. In the event that BKC disapproves of any of the sites within a particular category, Statoil reserves the right to withdraw from IFFP's consideration all sites within such category. As of November 6, 1997, IFFC has rejected three of the twenty two sites offered in the agreement.

   In July 1997, PKP opened its fourth Domino's store in Warsaw. The store cost approximately $125,000 which includes leasehold improvements, equipment, and furniture and fixtures. The store consists of approximately 100 square meters and annual lease payments, excluding electricity, are approximately $4,500.00. The lease was executed in September 1996 between PKP and the Municipality of Warsaw. The lease is for an unlimited period of time, however, either party may terminate the lease upon three months written notice to the other party. In the event that the Municipality terminates the lease, PKP is entitled to recover its costs, including leasehold improvements, net of depreciation.

   On August 29, 1997, PKP entered into a lease for an unlimited period of time with the Municipality of Wola, Warsaw for its fifth Domino's store site consisting of approximately 97 square meters. The lease may be terminated by PKP at any time upon six months' notice. The Municipality of Wola, Warsaw may terminate the lease at any time upon six months' notice. In the event the Municipality of Wola, Warsaw terminates the lease, PKP is entitled to recover its costs, including leasehold improvements, net of depreciation. Annual lease payments, excluding utility charges, are 57,008 zlotys, approximately $16,684 at September 30, 1997 exchange rates. The store is currently under construction and is scheduled to open by December 1997.

   The Company entered into an employment agreement with James F. Martin, effective July 1, 1997. Mr. Martin's employment agreement provides that he will serve as Chief Financial Officer of the Company and/or that of its subsidiaries or affiliates that may be founded, for an initial term of three (3) years, which the Company may extend for up to two (2) additional years. His annual salary for the first year is $85,000. Pursuant to his employment agreement, Mr. Martin is required to devote his full business time, attention and best efforts to the performance of his duties under the employment agreement. Mr. Martin is entitled to three (3) weeks of paid vacation during any year of employment. Mr. Martin is also entitled to an automobile allowance of $400 per month, however, Mr. Martin shall be responsible for all associated expenses relating to such automobile, including, without limitation, insurance, gas and repairs. Mr. Martin is eligible to receive stock option grants under the Company's Stock Option Plans in the discretion of the Company's Board of Directors or Option Committees. The Company has granted Mr. Martin a stock option to acquire 100,000 shares of the Company's Common Stock at an exercise price of $.40 per share equal to the current price of the Common Stock on the date of the grant, such options to be exercisable in whole or in part and cumulatively as follows, provided in each case that Mr. Martin is an employee of the Company on the date of reference: (i) twenty percent (20%) one (1) year after the effective date of the employment agreement; (ii) sixty percent (60%) two (2) years after the effective date of the employment agreement; and (iii) one hundred percent (100%) three (3) years after the effective date of the employment agreement. In the event Mr. Martin is required to move to Poland, the Company shall provide Mr. Martin an appropriate housing allowance, to be determined at that time. Mr. Martin's employment agreement provides for a payment of $20,000 in the event his employment is terminated by reason of his death or disability and a severance pay in the event Mr. Martin's employment is terminated without cause, such severance to be calculated as follows: (i) July 1, 1997 through June 30, 1998 a $20,000 severance amount; (ii) July 1, 1998 through June 30, 1999 a $15,000 severance amount; and (iii) July 1, 1999 through June 30, 2000 a $10,000 severance amount. Mr. Martin's employment agreement does not provide for a severance payment in
                                      25
the event his employment is terminated for cause. Mr. Martin's employment agreement requires that he not compete or engage in any business competitive with the Company's business for the term of the agreement and for a period of two (2) years thereafter.

   The Company entered into an employment agreement with Leon Blumenthal, effective July 1, 1997. Mr. Blumenthal's employment agreement provides that he will serve as the Company's Senior Vice President, Chief Operating Officer and General Manager, and shall serve as the President of International Fast Food Polska for an initial term of three (3) years, which the Company may extend for up to an additional two (2) years. His annual salary for the first year is $100,000. Additionally, under the terms of the employment agreement, Mr. Blumenthal shall be eligible to receive stock option grants under the Company's Stock Option Plans in the discretion of the Company's Board of Directors or Option Committees. The Company granted Mr. Blumenthal a stock option to acquire 100,000 shares of the Company's Common Stock at an exercise price of $.40 per share equal to the current price of the Common Stock on the date of the grant, such options to be exercisable in whole or in part and cumulatively according to the following schedule: (i) twenty percent (20%) one (1) year after the effective date of the employment agreement; (ii) sixty percent (60%) two (2) years after the effective date of the employment agreement; and (iii) one hundred percent (100%) three (3) after the effective date of the employment agreement. Mr. Blumenthal is, in addition to salary, entitled to certain fringe benefits including an automobile to use in connection with the performance of his duties under the agreement. Mr. Blumenthal shall be entitled to three (3) weeks of paid vacation during his employment. Mr. Blumenthal's employment agreement provides for a payment of $25,000 in the event his employment is terminated by reason of his death or disability and, in the event his employment is terminated without cause, Mr. Blumenthal is entitled to a severance payment as follows: if the termination occurs (i) on or prior to July 1, 1998, the severance amount will be $25,000; (ii) after July 1, 1998 but on or prior to July 1, 1999, the severance amount will be $20,000; and (iii) after July 1, 1999, the severance amount will be $15,000. Mr. Blumenthal's employment agreement does not provide for a severance payment in the event his employment is terminated for cause. Mr. Blumenthal's employment agreement requires that he not compete or engage in any business competitive with the Company's business for the term of the agreement and for two (2) years thereafter.

NINE MONTHS ENDED SEPTEMBER 30, 1997 VS NINE MONTHS ENDED SEPTEMBER 30, 1996

RESULTS OF OPERATIONS

   Results of operations for the nine months ended September 30, 1997, include the results of KP and PKP, which were acquired in July 1997 in a transaction accounted for as a purchase. KP owns the exclusive master franchise rights and PKP owns the individual store franchises for Domino's pizza stores in Poland.

   During the three months ended September 30, 1997, KP and PKP generated $275,075 of sales from their four Domino's pizza stores and incurred Food and Packaging Costs of $104,418, Payroll and Related Costs of $90,018, Occupancy and Other Operating Expenses of $110,158 and Depreciation and Amortization of $44,500. Food and Packaging Costs were 38.0% of sales, Payroll and Related Costs were 32.7% of sales, Occupancy and Other Operating Expenses were 40.0% of sales and Depreciation and Amortization were 16.2% of sales. Since the acquisition was accounted for as a purchase, no amounts are included in the accompanying financial statements for the three and nine month periods ended September 30, 1996.

   For the nine months ended September 30, 1997 and September 30, 1996, IFFC generated Sales of $4,246,215 and $3,895,891, respectively which includes sales of $275,075 for the Domino's Pizza stores in 1997. In U.S. dollar and Polish zloty terms IFFC's Sales increased by approximately 1.9% and 23.4% for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The increase is primarily attributable to improved local stores marketing and general improvements in the Polish economy.

   During the nine months ended September 30, 1997, IFFC incurred Food and Packaging Costs of $1,714,428, Payroll and Related Costs of $749,703, Occupancy and Other Operating Expenses of $1,253,208 and Depreciation and Amortization Expense of $700,160.

   Food and Packaging Costs applicable to Burger King restaurants for the nine months ended September 30, 1997 and 1996 were 40.5% and 43.4% of Restaurant Sales, respectively. The 2.9% decrease as a percentage of Restaurant Sales is primarily attributable to improved product sourcing, the implementation of tighter cost controls, a decrease in custom duties and import tax on paper goods coupled with an increase in Restaurant Sales.

   Payroll and Related Costs applicable to Burger King restaurants for the nine months ended September 30, 1997 and 1996 were 16.6% and 15.3% of Restaurant Sales, respectively. The 1.3% increase as a percentage of Restaurant Sales increased primarily as a result of an increase in the minimum wage rate and related benefits in Poland effective January 1, 1997.

   Occupancy and Other Operating Expenses applicable to Burger King restaurants for the nine months ended September 30, 1997 and 1996 were 28.8% and 27.2% of Restaurant Sales, respectively. The 1.6% increase as a percentage of Restaurant Sales is primarily attributable to an increase in advertising, utilities and repairs and maintenance.

   Depreciation and Amortization Expense applicable to Burger King restaurants as a percentage of Restaurant Sales was 16.5% and 17.6% in the nine months ended September 30, 1997 and 1996, respectively. The 1.1% decrease as a percentage of restaurant sales is primarily attributable to an increase in Restaurant Sales coupled with the fully depreciated status of certain assets still in use, as well as, the increase in amortization expense associated with the deferred leased costs associated with the re-negotiation of the Dantex lease.

   General and Administrative Expenses for the nine months ended September 30, 1997 (which include $47,360 applicable to KP and PKP) and 1996 were 29.2% and 27.6% of Restaurant Sales, respectively. The 1.6% increase as a percentage of Restaurant Sales is primarily attributable to increased office rent, accounting services, and corporate salaries. For the nine months ended September 30, 1997, General and Administrative Expenses were comprised of executive and office staff salaries and benefits ("Salary Expense") $423,393; legal and professional fees, office rent, travel, telephone and other corporate expenses ("Corporate Overhead Expense") $723,799, and depreciation and amortization $91,091. For the nine months ended September 30, 1996, General and Administrative Expense were comprised of executive and office staff salaries $401,573; legal and professional fees, office rent, travel, telephone and other general corporate expenses $650,898, and depreciation and amortization $66,615.

   For the nine months ended September 30, 1997, IFFC generated a net loss of $(110,545) or $(.01) per share of IFFC's Common Stock compared to a net loss of $(1,242,938), or $(.27) per share of IFFC's Common Stock for the nine months ended September 30, 1996. During the nine months ended September 30, 1997, IFFC recognized a non-recurring gain of $1,327,070 or $.07 per share of IFFC's Common Stock in connection with the settlement of the BKC Litigation.

   IFFC anticipates that it will continue to incur certain expenses in connection with its disputes with the Polish Fiscal Authorities. See "Item 2. Legal Proceedings - Polish Fiscal Authority Disputes" for a description of such matters.

For the nine months ended September 30, 1997 and 1996 Interest and Other Income was comprised as follows:

                                               Nine Months Ended September 30,
                                                    1997            1996
                                               --------------  ---------------
      Interest income                           $   104,409      $    49,949
      Foreign exchange (losses)
          gains, net                             (  247,128)      (    9,008)
      Management fee                                 13,904           20,773
      Forgiveness of indebtedness                   337,859             -
      All other, net                             (   89,221)          28,062
                                                 ----------       ----------
                                                $   119,823      $    89,776
                                                 ==========       ==========


      All other, net includes various non-recurring charges and credits not specifically related to operating activity.

Interest Expense is comprised as follows:

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                   1997             1996
                                               -------------    --------------
      Interest Expense on Subordinated
          Convertible Debentures                $   186,030      $   186,030

      Interest Expense on Note Payable
          to Litigation Funding                      73,767             -

      Interest Expense on Convertible
          Promissory Notes                           16,178             -

      Amortization of Debenture
          Issuance Costs                             24,942           24,942

      Interest Expense on Bank
          Facilities                                119,559          133,255
                                                 ----------       ----------

                 Total                          $   420,476      $   344,227
                                                 ==========       ==========

      Interest Expense exceeded Interest and Other Income by $316,067 and $294,278 for the nine months ended September 30, 1997 and 1996, respectively.

      IFFC's interest expense on bank facilities was $119,559 and $133,255 for the nine months ended September 30, 1997 and 1996, respectively. The $13,666 decrease is attributable to lower borrowings under bank credit facilities during the comparative period.

LIQUIDITY AND CAPITAL RESOURCES

      IFFC's material commitments for capital expenditures in its restaurant business relate to the provisions of the BKC Development Agreement and the New Master Franchise Agreement with Domino's..

      On March 14, 1997, a new Development Agreement (the "BKC Development Agreement") was entered into between BKC and IFFC, which was then assigned by IFFC to IFFP on March 14, 1997; IFFC continues to remain liable for the obligations contained in the BKC Development Agreement. Pursuant to the BKC Development Agreement, IFFC has been granted the exclusive right until September 30, 2007 to develop and be franchised to operate Burger King restaurants in Poland with certain exceptions discussed below. Pursuant to the BKC Development Agreement, IFFC is required to open 45 Development Units during the term of the Agreement. Each traditional Burger King restaurant, in-line Burger King restaurant, or drive-thru Burger King restaurant shall constitute one unit. A Burger King kiosk restaurant shall, for purposes of the BKC Development
Agreement, be considered one quarter unit. Pursuant to the BKC Development Agreement, IFFC is to open three Development Units through September 30, 1998, four units in each year beginning October 1, 1998 and ending September 30, 2001 and five units in each year beginning October 1, 2001 and ending September 30, 2007.

      Pursuant to the BKC Development Agreement, IFFC shall pay BKC $1,000,000 as a development fee. IFFC shall not be obligated to pay the development fee if IFFC is in compliance with the development schedule by September 30, 1999, and has achieved gross sales of $11,000,000 for the 12 months preceding the September 30, 1999, target date. If the development schedule has been achieved but gross sales were less than $11,000,000, but greater than $9,000,000, the development fee shall be reduced to $250,000. If the development fee is payable due to the failure of IFFC to achieve the performance targets set forth above, IFFC, at its option, may either pay the development fee or provide BKC with the written and binding undertaken of Mr. Mitchell Rubinson, IFFC's Chairman, that the Rubinson Group will completely divest themselves of any interest in IFFC and the Burger King restaurants opened or operated by IFFC in Poland within six (6) months of the date the development fee payment is due. The Rubinson Group shall be defined to include any entity that Mr. Rubinson directly or indirectly owns an aggregate interest of ten percent (10%) or more of the legal or beneficial equity interest and any parent, subsidiary or affiliate of a Rubinson entity. Mr. Rubinson has personally guaranteed payment of the development fee.

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

      On August 28, 1997, KP entered into a New Master Franchise Agreement with Domino's Pizza International, Inc. ("Domino's"), granting KP the exclusive right to develop and operate and to sub-license Domino's Pizza stores and to operate a commissary for the Domino's system and the use of the Domino's and related marks in the operation of stores in Poland. As a condition to the New Master Franchise Agreement, IFFC shall contribute or cause other entities to contribute equity to KP in a minimum amount of $2,000,000 by December 31, 1997. IFFC also agreed that any additional capital required above such amount will also be dedicated to KP as needed to permit KP to meet its development quotas. The term of the New Master Franchise Agreement will expire on December 31, 2003, and if KP is in compliance with all material provisions of the New Master Franchise Agreement, it may be extended for an additional ten (10) years in accordance with certain minimum development quotas which KP and Domino's may agree upon by execution of an amendment to the New Master Franchise Agreement.

      Under the terms of the New Master Franchise Agreement, KP shall be obligated to open up one (1) additional store in 1997, including the four (4) existing stores as of August 28, 1997. During the next six (6) years, KP shall be obligated to open 5, 6, 7, 8, 9, and 10 stores, respectively, beginning in 1998 and ending in the year 2003 for a total of 50 stores. Of such stores, third party franchise stores shall not exceed 25% of the number of open and operating stores and all stores located in Warsaw, Poland shall be corporate stores.

      During the term of the New Master Franchise Agreement, KP and its controlling shareholders, including the controlling shareholder of IFFC, will not have any interest as an owner, investor, partner, licensee or in any other capacity in any business engaged in sit-down, delivery or carry-out pizza or in any business or entity which franchises or licenses or otherwise grants to others the right to operate a business engaged in such business which is located in Poland. The latter restriction shall apply for a period of one (1) year following the effective date of termination of the New Master Franchise Agreement.

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

      To date, IFFC's business operations have been principally financed by proceeds from public offerings of IFFC's equity and debt securities, private offerings of equity and debt securities, proceeds from various bank credit facilities and proceeds from the sale of certain equity securities and the BKC Settlement Agreement.

      IFFC did not pay the preferred dividends that were due on June 15, 1996, December 15, 1996 and June 15, 1997 and as of September 30, 1997, $301,050 of preferred dividends remain in arrears. At September 30, 1997 there were 33,450 shares of Preferred Stock outstanding.

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

      As of September 30, 1997 and November 5, 1997, the Company had $550,163 and $606,835, respectively, in accounts with Bank Handlowy and AmerBank with substantially all of such funds held as European Currency Unit denominated deposits. Substantially all of the Company's remaining cash including the net proceeds of the private placement is held in U.S.dollar accounts in U.S. Banks.

      IFFC  has  also  financed  its  operations   through  the  use  of  credit
facilities, which credit facilities are described below.

      As of January 28, 1993, IFFP entered into a revolving credit facility with American Bank of Poland S.A. ("AmerBank") totalling 300,000 new zlotys. Borrowings under the January 28,1993 AmerBank credit facility are secured by a guarantee of IFFC and bear interest at a monthly adjusted variable rate approximately equal to AmerBank's prime rate. Borrowings under the January 28, 1993 AmerBank credit facility were repayable as of January 28, 1996. On April 12, 1996, the credit facility was amended as follows: (i) to 200,000 new zlotys (approximately $58,531 at September 30, 1997 exchange rates), and (ii) in March 1997, the credit facility was further amended to 100,000 new zlotys (approximately $29,265 at September 30, 1997 exchange rates). The credit facility matures on March 31, 1998. As of September 30, 1997 and November 5, 1997, the outstanding balance on the credit facility was $25,282 and $14,145, respectively.

      On March 18, 1996, PKP obtained a $150,000 line of credit from American Bank. Borrowings under the facility bear interest at 10% per annum, payable every three months commencing April 30, 1996, and may be used to finance up to 50% of the cost of developing Domino's Stores. The credit facility is secured by a promissory note of PK Polska, and title to the fixtures and equipment of the Domino's Stores developed with the credit facility borrowings. No draws have been made on the credit facility. The facility expires on January 30, 1998.

      On September 30, 1996, PKP entered into a revolving credit facility with Amerbank totaling 100,000 new zlotys (approximately $29,265 at September 30, 1997 exchange rates). The credit facility matures on March 30, 1998 and bears interest at a monthly adjusted rate. The note is secured by the guarantee of IFFC. As of September 30, 1997 and November 5, 1997, the outstanding balance on the credit facility was $5,263 and $8,064, respectively.

      As of February 23, 1994, IFFC terminated a credit facility created on February 12, 1993 and entered into a new $1,000,000 credit facility with AmerBank. The new credit facility was structured as a revolving credit facility through May 31, 1994. During this initial period, draws could be made in minimum increments of $40,000 to purchase, and are secured by, furniture, equipment and related items for restaurants. During the initial period, interest accrued on the outstanding balance at a rate of 12% per annum and was due and payable quarterly. As of July 31, 1994, the outstanding balance under the credit facility became due and payable at a rate of $90,000 plus interest every six months with any principal outstanding as of April 30, 1996 immediately due and payable. On November 7, 1996 AmerBank agreed to amend the credit facility so that the outstanding principal balance becomes due and payable at a rate of $100,000 on June 30, 1997 and $110,000 on September 30, 1997 plus interest every six months. The balance of the credit facility was paid in full on September 30, 1997.

      On February 16, 1996, IFFP entered into a $300,000 line of credit with AmerBank, the proceeds of which may be used to finance IFFP's business operations. Pursuant to the line of credit, IFFC could make draws on the line of credit until September 30, 1996. IFFP is required to make interest payments on the outstanding principal amount of the credit facility at AmerBank's prime rate. IFFP is also obligated to pay AmerBank a 1% per annum commission on the daily average unutilized principal balance of the credit facility. Interest and commission expenses are payable monthly. The outstanding principal balance of the loan is payable in three quarterly installments of $100,000 commencing on March 31, 1998. The credit facility is secured by: (i) a promissory note of IFFP and (ii) a guarantee of IFFC. The balance of the credit facility was paid in full on September 9, 1997.

      On May 30, 1994, IFFC's subsidiary, IFFP, entered into a credit facility with Bank Handlowy Warszawie, S.A. ("Bank Handlowy") in the principal amount of $10,000,000. Borrowings under the Bank Handlowy credit facility could be made until May 31, 1997 and were secured by: (i) amounts on deposit with Bank Handlowy; (ii) an unconditional guarantee of IFFC; (iii) the fixed assets of IFFP; and (iv) a letter of credit (described below). Borrowings under the Bank Handlowy credit facility were required be repaid in fourteen equal semi-annual installments with the first installment due on November 30, 1997. Interest accrued on the amount outstanding under the credit facility at the London Interbank Offered Rate (LIBOR) for nine month deposits plus 3.875% per annum. The proceeds could be used to finance up to forty percent (40%) of the costs of furnishing and commencing operation of fast food restaurants operated by IFFP. On December 13, 1995, the credit facility with Bank Handlowy was amended. The principal amount of the credit facility was reduced to $1,000,000 and borrowings under the credit facility were required to be repaid on December 16, 1996. The maturity date and payment terms of the facility were further amended and principal payments of $100,000 and $50,000 were made in December 1996 and January 1997, respectively. The remaining principal balance is payable in quarterly installments of $100,000 commencing on March 31, 1997 through September 30, 1997, with the remaining principal balance payable in full on December 16, 1997. Borrowings under the amended credit facility are secured by:
(i) amounts on deposit with Bank Handlowy; (ii) an unconditional guarantee of IFFC; (iii) fixed assets of IFFP having a value of $1,250,000; and (iv) a letter of credit in the amount of $500,000. The Letter of Credit is valid until December 30, 1997. The balance of the credit facility was paid in full on September 9, 1997.

      On May 19, 1997, IFFC entered into a $999,000 credit facility with Totalbank which is collateralized by $999,990 of certificates of deposit. The credit facility bears interest at 6.5% per annum and is due on May 19, 1998.

      On August 12, 1997, the Company executed two credit agreements with the American Bank in Poland ("Amerbank"). The first credit facility was in the amount of $950,000. The purpose of this facility was to consolidate existing debt owed to Amerbank totaling $300,000 with existing debt owed to Bank Handlowy of $650,000. Pursuant to the terms of the new loan, interest is payable monthly at the prevailing one month LIBOR rate plus 2.75%. Commencing in March 1998, the loan is to be repaid in monthly installments of $32,000 for twenty nine months with a balloon payment of $22,000 due at maturity (August 12, 2000). The loan is secured by all existing restaurant assets and the guarantee of IFFC.

      The second credit agreement is a development loan in the principal amount of $1,500,000. The purpose of this loan is to provide partial credit for the development of new Burger King restaurants. Borrowings under this credit facility may be made until August 1999 and are secured by: (i) fixed assets of each new restaurant financed; and (ii) a guarantee of IFFC. The loan is required to be repaid in thirty five equal installments of $42,000 starting in September 1999 with a balloon payment of $30,000 due at maturity (August 12, 2002). Interest is paid monthly at the prevailing one month LIBOR rate plus 2.5%. According to the terms of the agreement, the proceeds of the loan could be used to finance up to fifty percent (50%) of the costs of furnishing and commencing operation of Burger King restaurants operated by IFFP. No advances have been made on this facility.

      IFFC has financed its operations in part through the use of proceeds acquired in connection with a private offering of IFFP's equity capital. As of December 14, 1994, Agros Holding S.A., a joint stock corporation which produces agricultural products ("Agros"), acquired a 20% voting and property interest in IFFP pursuant to a subscription agreement (the "Subscription Agreement"), dated November 30, 1994, between IFFC and Agros. Agros purchased the 20% interest from IFFP for the zloty equivalent of $2,000,000. On December 28, 1995, IFFC increased its equity interest in IFFP from 80% to 85% by purchasing from Agros 5% (25% or the Agros holdings) of the outstanding capital stock of IFFP in exchange for a $500,000 non-interest bearing obligation due in full on December 28, 1996. The obligation was paid in full in June 1997.

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

      The official currency in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. As of January 1, 1995, the National Bank of Poland introduced a new zloty (a "new zloty"). New zlotys are equivalent to 10,000 old zlotys ('old zlotys"). At September 30, 1997, the exchange rate was 3.417 new zlotys per dollar.

      IFFC's restaurant operations are conducted in Poland. The Polish economy has historically been characterized by high rates of inflation and devaluation of the Polish zloty against the dollar and European currencies. However, in the year ended December 31, 1996, the rates of inflation and devaluation improved. For the years ended December 31, 1993, 1994, 1995 and 1996, the annual inflation rate in Poland was 35%, 32%, 21.6% and 19.5%, respectively, and as of December 31, 1993, 1994, 1995 and 1996 the exchange rate was 2.134, 2.437, 2.468 and
2.872 new zlotys per dollar, respectively. Payment of interest and principal on the Debentures and payment of franchise fees to BKC for each IFFC restaurant opened are in United States currency. Additionally, IFFC is dependent on certain sources of supply which require payment in European or United States currencies. Since IFFC's revenues from operations will be in zlotys, IFFC is subject to the risk of currency fluctuations. IFFC has and intends to maintain substantially all of its unutilized funds in United States or Western European currency denominated securities and/or European Currency Units. There can be no assurance that IFFC will successfully manage its exposure to currency fluctuations or that such fluctuations will not have a material adverse effect on IFFC.

      Thus far, IFFC's revenues have been used to fund restaurant operations and IFFC's expansion. As a result, such revenues have been relatively insulated from inflationary conditionsin Poland. There can be no assurance that inflationary conditions in Poland will not have an adverse effect on IFFC in the future.

                          PART II. OTHER INFORMATION

ITEM 2.   LEGAL PROCEEDINGS

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

      ROMANSKA - NINKOWIC ("RN") - In April 1997, RN filed suit in Voivodship Court in Krakow, Poland against IFFP. RN alleged that IFFP owed RN approximately 266,831 PLN (approximately $78,000 at the September 30, 1997 exchange rate) in final settlement for the construction of IFFP's Katowice restaurant.

      On December 19, 1996, PKP was formally informed by the Voivodship court in Warsaw that RN, PKP's former general contractor, had filed suit alleging that PKP owed RN approximately 123,422 zlotys or (approximately $36,000 based on September 30, 1997 exchange rates) plus interest from April 6, 1994.

      On October 27, 1997, IFFP, PKP and RN settled their disputes. IFFP and PKP agreed to pay RN $25,000 cash for full settlement of all claims.

ITEM 4.   RESULTS OF VOTES OF SECURITY HOLDERS

      The Company's Annual Shareholders' Meeting was held on August 18, 1997. At the Annual Meeting, the Company's shareholders were asked to consider and vote upon the following matters:

      (1) The election of four members to the Company's Board of Directors to serve until the Company's 1998 Annual Meeting of Shareholders or until their successors are duly elected and qualified; and

      (2) A proposal to approve an increase in the number of shares which may be granted under the Company's 1993 Stock Option Plan from 600,000 shares to 2,000,000 shares (the "Amended Plan").

The following four members of the Company's Board of Directors were duly elected,

      Director                  Votes for        Votes against    Votes withheld
----------------------        -------------     --------------    --------------

Mitchell Rubinson               14,786,940               0             35,282
Larry H. Schatz                 14,786,940               0             35,282
James F. Martin                 14,786,940               0             35,282
Dr. Mark Rabinowitz             14,786,940               0             35,282


The results of the vote on the Company's proposal to approve an increase in the number of shares which may be granted under the Company's 1993 Stock Option Plan from 600,000 shares to 2,000,000 shares (the "Amended Plan"), were as follows,

      Votes for           Votes against       Abstentions       Not voted
      ---------           -------------       -----------       ---------

      14,518,377                  87,036            3,700         213,109


ITEM 5.   OTHER INFORMATION

      On November 5, 1997, the Company sold approximately $27.5 million of 11% convertible senior subordinated discount notes due 2007 in a private offering in which BT Alex. Brown, Incorporated acted as placement agent. The Company received net proceeds of approximately $17.8 million after expenses of $2.2 million associated with the offering. The Company announced such offering in a press release dated November 10, 1997, a copy of which is attached hereto as an exhibit and incorporated herein by reference.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      10.01  Indenture dated November 5, 1997.

      10.02  Securities Purchase Agreement dated November 5, 1997.

      10.03  Registration Rights Agreement dated November 5, 1997.

      10.04  Voting and Disposition Agreement dated November 5, 1997

      22     Press Release dated November 10, 1997.

      27     Financial Data Schedule (Electronic filing only)

(b) The following reports on Form 8-K were filed during the quarter ended on September 30, 1997:

      (i) On July 14, 1997, the Company filed a Form 8-K in connection with the merger of Litigation Funding into IFFC.

      (ii) On August 28, 1997, the Company filed a Form 8-K in connection with the execution of a New Master Franchise Agreement between Domino's Pizza and Krolewska Pizza, Sp. z o.o.
                                       37

                                   SIGNATURES

      In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, International Fast Food has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              INTERNATIONAL FAST FOOD CORPORATION



DATE:  November 12, 1997       By: /s/ Mitchell Rubinson
                                   ---------------------------------------------
                                   Mitchell Rubinson, Chairman of the Board,
                                   Chief Executive Officer and President
                                   (Principal Executive Officer)



DATE:  November 12, 1997        By: /s/ James Martin
                                   ---------------------------------------------
                                   James Martin, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)