Form 10KSB40
period 1997-12-31
INTERNATIONAL FAST FOOD CORP
filed 1998-03-31
CIK 885549

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


      /X/          Annual Report Under Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997



       / / Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ________________ to ________________.


                   Commission file number 0-20203 and 1-11386


                       INTERNATIONAL FAST FOOD CORPORATION
                  ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                  Florida                              65-0302338
      -------------------------------               ----------------
      (State or Other Jurisdiction of               (I.R.S. Employer
      Incorporation or Organization)               Identification No.)

       1000 Lincoln Road, Suite 200
           Miami Beach, Florida                           33139
      -------------------------------               ----------------
 (Address of Principal Executive Offices)              (Zip Code)


                                 (305) 531-5800
                -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                Securities registered under Section 12(b) of the
                        Securities Exchange Act of 1934:


                                                    Name of Each Exchange
       Title of Each Class                           on Which Registered
       -------------------                          ---------------------

                                      None


               Securities registered pursuant to Section 12(g) of
                      the Securities Exchange Act of 1934:


                     Common Stock, par value $.01 per share
           ----------------------------------------------------------
                                (Title of Class)


                                    Warrants
           ----------------------------------------------------------
                                   Title Class

         Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes  /X/     No

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

         State registrant's revenues for its most recent fiscal year:
$6,083,011.

         State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 25, 1998, computed by reference to the closing bid price ($.51) on that date: $7,163,838.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "IFFC Common Stock"), as of March 24, 1998, was 44,641,247.

         Transitional Small Business Disclosure Format (check one):
Yes / / No /X/



                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I


Item 1.           Description of Business.

General

         International Fast Food Corporation ("IFFC" or the "Company"), was incorporated in December 1991 as a Florida corporation. In May 1992, IFFC completed its initial public offering of approximately 1.5 million shares of common stock priced at $5 per share. The Company, has, subject to certain exceptions, the exclusive right to develop franchised Burger King restaurants and Domino's Pizza stores ("Domino's Stores") in the Republic of Poland ("Poland"). The Company believes that Burger King and Domino's Pizza are recognized brand names in Poland. The Company currently operates eight Burger King restaurants and seven Domino's Stores. The Burger King restaurants and the majority of the Domino's Stores are similar to their respective U.S. versions and are developed to the strict corporate standards set out in the respective development agreements and franchise agreements.

         The Company believes that its diversified revenue base, with sales in both the hamburger and pizza segments, should provide more balanced growth than a single concept franchise. In addition, with respect to menu, location and services offered, the Company believes that Burger King dine-in services appeal to a different customer segment than the delivery services offered by the Domino's Stores. Due to the exclusive nature of the Company's franchise rights, the Company believes that it will be able to strategically locate its Burger King restaurants and Domino's Stores without adversely affecting sales at its existing Burger King restaurants and Domino's Stores.

         By October 1994, IFFC and International Fast Food Polska, Sp.z.o.o., the Company's majority owned (85%) Polish subsidiary ("IFFP"), had opened eight Burger King restaurants in urban locations, including five in Warsaw, and had created an organizational infrastructure to manage future growth. During 1994, a dispute emerged between IFFC, IFFP, and Burger King Corporation ("BKC") regarding BKC's logistical development support and other matters which resulted in litigation between the parties in March 1995. In March 1997, IFFC, IFFP and BKC settled the litigation. During the period from the beginning of the dispute with BKC in 1994 until this settlement, IFFC and IFFP curtailed the Burger King restaurant expansion and did not execute additional leases for new Burger King restaurant sites. Pursuant to the settlement, BKC and the Company entered into a new ten year development agreement (the "New BKC Development Agreement"), whereby the Company is required to develop 45 additional Burger King restaurants by September 30, 2007, and BKC agreed to pay the Company approximately $5.5 million in cash and forgiveness of debt in addition to certain spend-back and incentive provisions to be retained by IFFP for the benefit of IFFP's marketing fund. In addition, the parties agreed that if certain sales targets and development deadlines were reached by September 30, 1999, BKC would reduce or waive the $1.0 million development fee payable on that date.

         On July 18, 1997, the Company acquired 100% of the outstanding common stock of Krolewska Pizza Sp.zo.o. ("KP") and Pizza King Polska, Sp.zo.o. ("PKP"), two Polish limited liability companies, for nominal consideration and assumption of all liabilities, including the liabilities of KP to the Company under a $500,000 promissory note. KP and PKP own the exclusive development rights and franchises, respectively, for Domino's pizza stores in Poland. PKP operates seven Domino's Stores and a commissary in Warsaw, Poland.

Business Description--IFFP/Burger King

         Under the New BKC Development Agreement, the Company must develop a minimum of 45 Burger King restaurants by September 30, 2007. Subject to negotiation of definitive agreements, the Company intends to develop a majority of the new Burger King restaurants in conjunction with oil companies which are presently expanding throughout Poland. The Company has executed a development agreement with Statoil Polska ("Statoil") for twenty-two sites, and letters of intent with British Petroleum ("BP") and Dupont-Conoco, to co-locate new Burger King restaurants on selected service station properties. This agreement and the letters of intent provide for the initial development of over 40 Burger King restaurant locations, plus additional locations in the future. There can be no assurance that the transactions contemplated by such agreement and letters of intent will be consummated. The Company anticipates that the majority of the new restaurants will be traditional free standing and attached type of drive-thru restaurants with a seating capacity of up to 85 people. The Company is in various stages of evaluating and/or receiving BKC approval for over 40 sites. Presently, the Company has executed five leases, four leases with the oil companies and one lease with a non oil company. The Company continues to explore opportunities with others for the development of Burger King restaurants throughout Poland.

         IFFP is also supported by BKC through BKC's London-based office. BKC may provide direct and indirect support to IFFP in areas including site selection and construction review, operating systems and controls, marketing, sourcing of food and equipment, distribution and training, and other operational matters.

         IFFP has established BKC-approved lines of supply for all major ingredients used in its menu with substantially all of its inventory needs sourced in Poland. The Company believes local sourcing is important because it avoids expensive import duties and taxes. IFFP has entered into multi-year supply contracts with its major suppliers of soft drinks, buns, meat patties and condiment supplies. In addition, IFFP has entered into a long term agreement for the distribution of its supplies to each of its restaurants throughout Poland. The distributor has been the Company's comprehensive logistics and distribution coordinator since 1994, providing state of the art inventory and cost controls to complement IFFP's point of sale system which electronically disseminates information on a daily basis, controls inventory levels and maintains promotional, marketing and food preference information.

New BKC Development Agreement

         On March 14, 1997, pursuant to the New BKC Development Agreement, IFFP is required to open 45 Development Units prior to September 30, 2007. Each traditional restaurant or drive-thru restaurant constitutes one Development Unit and each kiosk constitutes a quarter of a Development Unit. The schedule for IFFP's opening of the Development Units are as follows:

                                                                  Number of
                                                              Development Units
                                                                To Be Opened
          Time Period                                         During Time Period
          -----------                                         ------------------

          From the present through September 30, 1998                  3
          October 1, 1998 through September 30, 1999                   4
          October 1, 1999 through September 30, 2000                   4
          October 1, 2000 through September 30, 2001                   4
          October 1, 2001 through September 30, 2002                   5
          October 1, 2002 through September 30, 2003                   5
          October 1, 2003 through September 30, 2004                   5
          October 1, 2004 through September 30, 2005                   5
          October 1, 2005 through September 30, 2006                   5
          October 1, 2006 through September 30, 2007                   5
                                                                      --
          Total units to be opened by September 30, 2007              45

         There is no assurance that the Company will be able to fulfill its commitments pursuant to the BKC Development Agreement.

         Pursuant to the New BKC Development Agreement, IFFP is required to pay BKC a $1,000,000 development fee unless IFFP is in compliance with the development schedule by September 30, 1999, and has achieved gross sales of $11,000,000 for the 12 months preceding September 30, 1999. If the development schedule has been achieved but gross sales are less than $11,000,000, but greater than $9,000,000, the development fee will be $250,000. If the development fee is payable due to failure to achieve the performance targets described above, IFFP, at its option, may either pay the development fee or provide BKC with the written and binding undertaking of Mr. Mitchell Rubinson that the Rubinson Group (as defined in the Agreement) will completely divest themselves or itself of any interest in IFFP and the Burger King restaurants opened or operated by IFFP in Poland within six months of the date that the development fee payment is due but not paid. Pursuant to the New BKC Development Agreement, the "Rubinson Group" has been defined to include any entity of which Mr. Rubinson directly or indirectly owns an aggregate interest of 10% or more of the legal or beneficial equity interest and any parent, subsidiary or affiliate thereof. Mr. Rubinson has personally guaranteed payment of the development fee.

         For each restaurant opened, IFFP is obligated to pay BKC an initial fee of up to $40,000 for franchise agreements with a term of 20 years and $25,000 for franchise agreements with a term of ten years. Each such fee is payable not later than 20 days prior to the restaurant's opening. Each franchised restaurant must also pay a percentage of the restaurant's gross sales, irrespective of profitability, as a royalty for the use of the Burger King system and Burger King trademarks. The annual royalty fee is 5% of gross sales, subject to certain credits due to incentives which provide for sums to be retained by IFFP for the benefit of its marketing fund. The restaurants must also contribute a monthly advertising and promotion fee of 6% of gross sales, to be used for advertising, sales promotion, and public relations. Payment of all amounts due to BKC is guaranteed by IFFC.

         BKC may terminate rights granted to IFFP under the New BKC Development Agreement, including franchise approvals for restaurants not yet opened, for a variety of possible defaults by IFFP, including, among others, failure to open restaurants in accordance with the development schedule; failure to obtain BKC site approval prior to the commencement of each restaurant's construction; and failure to meet various operational, financial, and legal requirements, including the maintenance of IFFP's net worth at $7,500,000 beginning on June 1, 1999. Upon termination of the New BKC Development Agreement, whether resulting from default or expiration of its terms, BKC has the right to license others to develop and operate Burger King restaurants in Poland, or to do so itself.

         The New BKC Development Agreement requires IFFP to designate a full-time Managing Director to be responsible for the restaurants to be developed pursuant to the Agreement. Such Managing Director must be acceptable to BKC. Leon Blumenthal, who has served as IFFC's Senior Vice President, Chief Operating Officer, and Managing Director has been approved by BKC.

         Specifically excluded from the scope of the New BKC Development Agreement are restaurants on United States military establishments. BKC has also reserved the right to open restaurants in hotel chains with which BKC has, or may in the future have, a multi-territory agreement encompassing Poland. With respect to restaurants in airports, train stations, hospitals and other hotels, IFFP has the right of first refusal with the owners of such sites. If IFFP is unable or unwilling to reach a mutually acceptable agreement, BKC or its affiliates or designated third parties may do so. Other than pursuant to the New BKC Development Agreement, IFFP and the Rubinson Group are restricted from engaging in the fast food hamburger restaurant business.

         Subject to certain exceptions, as long as IFFC is a principal of IFFP, BKC has the right to review and consent to equity issuances by IFFC, such consent not to be unreasonably withheld, provided that IFFC has complied with all reasonable conditions then established by BKC in connection with the proposed sale or issuance of applicable equity securities by IFFC.

         The Company has obtained all required BKC, government and regulatory approvals and permits for its first (eight) restaurants.

Burger King Restaurant System

         The Burger King restaurant system is one of the world's largest restaurant systems, with approximately 9,640 restaurants currently located in the United States and 56 foreign countries including extensive company-owned and franchised operations in Europe. IFFC has no other affiliation or relationship with BKC other than as provided for in the New BKC Development Agreement.

         BKC has developed a restaurant format and operating system, which includes a recognized design, decor and color scheme for restaurant buildings; kitchen and dining room equipment and layout; service format; quality and uniformity of products and services offered; procedures for inventory and management control; and the Burger King marks, which include such trademarks, services marks and other marks as BKC may authorize from time to time for use in connection with Burger King restaurants. All Burger King restaurants are required to be operated in accordance with BKC standards. Most Burger King restaurants offer a substantially similar core menu, featuring flame-broiled hamburgers, cheeseburgers, french fries, and soft drinks. Other menu items may include salads, pastries, chicken sandwiches, fish sandwiches, ice cream sundaes, milk shakes and breakfast menu items. The Company's restaurant's menu has historically been more limited than the menus of the United States and many European Burger King franchises. Sandwich menu items account for the most significant amount of system-wide sales. Prices for the menu items are determined by the Company and, accordingly, may vary from other Burger King restaurants in other countries.

         The Company's restaurant development strategy is to lease prominent traditional restaurant sites in major Polish metropolitan areas. The Company has executed a development agreement with Statoil for twenty-two sites, and letters of intent with BP and Dupont-Conoco, to co-locate new Burger King restaurants on selected service station properties. The Company is in various stages of evaluating and/or receiving BKC approval for over 40 sites. Presently, the Company has executed five leases, four leases with the oil companies and one lease with a non oil company. The Company continues to explore opportunities with others for the development of Burger King restaurants throughout Poland.

         The Company considers restaurant location to be critical to its success and has devoted and intends to continue to devote significant efforts to locating and evaluating potential sites. The site selection process involves an evaluation of a variety of factors, including demographics (such as population density); specific site characteristics (such as visibility, accessibility and traffic volume); proximity to activity centers (such as office or retail shopping districts and hotel and office complexes); and potential competition in the area. The Company's personnel inspect and approve a proposed site for each restaurant and a detailed site package is prepared for BKC review and approval prior to the execution of a lease. All sites are subject to the approval of BKC. The opening of restaurants is contingent upon, among other things, locating satisfactory sites, negotiating acceptable leases or similar rights to a site, completing any necessary construction, and securing required government permits and approvals.

         The standard restaurant is a full-service restaurant consisting of a kitchen/preparation area and ordering counter and customer seating area. The design for a restaurant, which must comply with specified BKC standards, is relatively flexible and may be located in an existing building or a specially constructed free-standing building with varying floor plans and configurations. The Company currently estimates that once space has been leased and made available to the Company, approximately 120 days are required to complete construction, obtain necessary licenses and approvals and open a restaurant. The Company currently estimates the cost of opening a restaurant to be approximately $450,000 to $1,000,000, including leasehold improvements, the initial franchise fee, furniture, fixtures, and equipment, opening inventories and staff training (this amount excludes the cost of land). Such estimates, however, vary depending on the size and condition of a proposed restaurant and the extent of leasehold improvements required.

Sources of Supply

         IFFP is substantially dependent upon BKC-approved suppliers for all of its capital equipment (including furniture, fixtures and equipment), food products and other supplies. Pursuant to the New BKC Development Agreement and the standard franchise agreements, all of these supplies must be of a quality and conform to specifications acceptable to BKC. IFFP currently obtains substantially all of its supplies and food products from Polish sources. Additionally, IFFP currently obtains its restaurant furniture and fixtures and point of sale equipment in Poland and obtains its restaurant equipment and paper products from BKC-approved sources in the United States and Europe. Shipments of food and supplies are delivered directly to the Burger King restaurants. IFFP maintains approximately a 7 to 30 day inventory of food products and supplies for its Burger King restaurants.

         The Company has entered into purchase agreements with its suppliers of hamburger buns, meat and soft drinks and a distribution agreement.

Restaurant Operations and Personnel

         The Company operates its restaurants under uniform standards set forth in BKC's confidential operating manual, including specifications relating to food quality and preparation, design and decor and day-to-day operations. The Company believes that, while its operations are similar to those of other European Burger King restaurants, its menu is more limited than those of other European or United States Burger King restaurants. For instance, the Company does not currently sell salads or breakfast menu items.

         IFFP's Managing Director, Director of Operations and all key personnel reside in Poland. They have significant involvement in managing the operations of the Company's restaurants. As of December 31, 1997, IFFP employed 17 administrative personnel, 35 restaurant managers and assistant managers and 216 other full-time and part-time crew employees. IFFP's restaurant managers are responsible for supervising the day-to-day operations of the restaurants, including food preparation, customer relations, restaurant maintenance, inventory and cost control and personnel relations. In addition, restaurant managers are responsible for selecting and training new crew personnel, who undergo on-the-job training.

         IFFP utilizes BKC training techniques and manuals and solicits the assistance and counsel of BKC personnel. IFFP is responsible, at its expense, for the translation of BKC manuals into Polish and pays BKC for certain support services relating to employee training in BKC facilities in Europe and the U.S. In addition, IFFP operates its own training facility in Poland.

         IFFP maintains financial, accounting and management controls for its restaurants through the use of centralized accounting systems, detailed budgets and computerized management information systems.

Advertising and Promotion

         IFFP's franchise agreements with BKC provide that each franchised restaurant must spend a certain percentage of its gross sales on advertising, sales promotion, and public relations. The annual royalty fee due to BKC under the New BKC Development Agreement is subject to certain incentive credits due back to IFFP. The Company contributes these funds into a self-administered marketing fund. All expenditures are based on a marketing plan created jointly by the Company and BKC, except for local store marketing programs. In addition, the fund reimburses the Company up to a certain amount for its marketing manager.

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

Business Description--KP/Domino's Pizza

         On July 14, 1997, IFFC purchased all the outstanding shares of KP and PKP. PKP develops and operates Domino's Stores in Poland. KP has the exclusive right to develop, operate and franchise to unrelated third parties ("Non-Affiliated Franchisees") Domino's stores in Poland pursuant to the New Domino's Master Franchise Agreement executed in August 1997. KP has also entered into a Commissary Agreement with Domino's Pizza International ("DPI") pursuant to which KP has been granted the exclusive right to open and operate one or more Commissaries for all Domino's stores in Poland for the term of the New Domino's Master Franchise Agreement and any renewal term. Through PKP, the Company has seven Domino's stores which began operations in March 1994, May 1994, August 1994, June 1997, December 1997 and two in March 1998, respectively.

         The Company's seven existing Domino's stores are located in Warsaw and managed by PKP. These stores feature carry-out services and delivery services to all customers who can be reached in approximately 30 minutes. The stores also provide limited customer seating.

         Under the New Domino's Master Franchise Agreement, Domino's is required to provide, on an ongoing basis, certain information and materials necessary to allow KP to become familiar with the Domino's system and the methods used to operate and manage its Domino's stores and its Commissary, including, without limitation, plans and specifications for Domino's stores and Commissaries, site selection criteria, advertising and marketing plans, methods and procedures for the preparation, serving and delivery of food and beverages and control systems. Such information is to be provided by Domino's to KP in the form of the Domino's Operations Manual, memoranda or through consultations with Domino's staff members.

         In conjunction with its exclusive right to develop and franchise Domino's stores in Poland, KP has the exclusive right to develop and operate the Commissary from which all affiliated franchisees and Non-Affiliated Franchisees in Poland purchase food and supplies. In January 1995, a 1,500 square foot, full-service Commissary, located adjacent to one of KP's Domino's stores commenced operations. KP has the right to develop additional Commissaries as needed. KP conducts all of its purchasing, distribution and major food supply preparation operations at or from the Commissary.

         KP currently obtains substantially all of its supplies and food products, including cheese, soft drinks and meats, from Polish sources. The balance of KP's supplies and food products come from Europe and the U.S.

         Under the New Domino's Master Franchise Agreement, the Company must develop a minimum of 46 Domino's stores by December 31, 2003. The typical Domino's store size is approximately 1,000 square feet and located in a residential area with a high base of telephone installations.

New Domino's Master Franchise Agreement and Standard Franchise Agreement

         The relationship between KP and Domino's is governed principally by the New Domino's Master Franchise Agreement and six standard franchise agreements (the "Standard Franchise Agreements"). Pursuant to the New Domino's Master Franchise Agreement, the Company has the exclusive right to develop, operate and franchise Domino's stores in Poland, and KP is required to open 46 Domino's stores prior to December 31, 2003. The schedule for KP's opening of new Domino's stores is as follows:

                                                               Number of Stores
                                                                 To Be Opened
          Time Period                                         During Time Period

          August 1997 through December 31, 1997                        1
          January 1, 1998 through December 31, 1998                    5
          January 1, 1999 through December 31, 1999                    6
          January 1, 2000 through December 31, 2000                    7
          January 1, 2001 through December 31, 2001                    8
          January 1, 2002 through December 31, 2002                    9
          January 1, 2003 through December 31, 2003                   10
                                                                      --
          Total stores to be opened by December 31, 2003              46

         There is no assurance that the Company will be able to fulfill its commitments pursuant to the New Domino's Master Franchise Agreement.

         Pursuant to the New Domino's Master Franchise Agreement, Domino's acknowledged receipt of $300,000 as a non-refundable development fee. On December 29, 1997, the Company invested $2,000,000 in KP pursuant to the New Domino's Development Agreement.

         With respect to each operating Domino's store, KP is required to execute a separate Standard Franchise Agreement, to pay an initial franchise fee, and to pay DPI (or a subsidiary thereof) a monthly royalty fee equal to a percentage of each Domino's store's gross sales net of taxes, irrespective of profitability. KP's royalty payments to DPI are payable in U.S. currency, or at DPI's option, in local currency. Although DPI may elect to accept payment in alternative currencies if payment in U.S. currency is prohibited by applicable law, DPI may terminate the New Domino's Master Franchise Agreement if KP is unable to pay DPI in U.S. currency for a period of one year.

         Under the terms of the New Domino's Master Franchise Agreement, Domino's is required to provide, on an ongoing basis, all information and materials necessary to make KP familiar with the Domino's system and the methods used to operate and manage Domino's stores and the Commissary, including, without limitation, plans and specifications for Domino's stores and commissaries, site selection criteria, advertising and marketing plans, methods and procedures for the preparation, serving and delivery of food and beverages and management control systems. Such information is to be provided by DPI to KP in the form of the Domino's Operations Manual, memoranda or through consultations with Domino's experienced staff members.

         The New Domino's Master Franchise Agreement requires KP to designate a full-time general manager to be responsible for the Domino's stores to be developed pursuant to the Agreement. Such general manager must be acceptable to DPI. On August 28, 1997, KP designated and DPI confirmed Andrzej Janus as its General Manager.

         Domino's has reserved the right to review and audit certain of KP's operations, financial and tax accounting reports, statements and returns. Domino's may terminate rights granted to KP under the New Domino's Master Franchise Agreement, including franchise approvals for stores not yet opened, for a variety of possible defaults by

KP, including, among others, failure to open Domino's stores in accordance with the schedule set forth in such Agreement; failure to obtain Domino's site approval prior to the commencement of each Domino's store's construction; failure to obtain Domino's approval of any Non-Affiliated Franchisee; and failure to meet various operational, financial, and legal requirements set forth in the Agreement and the Standard Franchise Agreements. Upon termination of the New Domino's Master Franchise Agreement, whether resulting from default or expiration of its terms, Domino's has the right to license others to develop and operate Domino's stores in Poland, or to do so itself. If KP fails to meet its development schedule during the initial term of the Agreement or any successor development term, KP would lose its rights to develop and franchise additional Domino's stores, but would be entitled to continue to act as a master franchiser and a franchisee with respect to all franchise agreements theretofore granted and executed. Under certain other circumstances of default, Domino's has the right to terminate the New Domino's Master Franchise Agreement and force the sale of, at the then current market value, all of KP's rights and interests as a master franchiser of Domino's stores and all of the assets of each Domino's store controlled by KP.

         To purchase KP's rights and interests as a master franchisor, within ten days of termination of the New Domino's Master Franchise Agreement, Domino's is required to request an appraisal of all of KP's rights and interests as a master franchiser and is entitled to full access to all of KP's books and records. If KP and Domino's are unable to agree upon the fair market value of KP's rights and interests as a master franchiser within 30 days of Domino's request for appraisal, the fair market value is determined by an appraiser, which appraiser is selected according to a prescribed method and within 20 days after the expiration of the 30 days. The appraiser is required to submit an appraisal report within 60 days of his/her appointment and Domino's then has the option within 30 days of such submission to purchase all of KP's rights and interests as a master franchiser at the fair market value stated in the appraisal report.

         If Domino's exercises its option to purchase KP's rights and interests as a master franchisor, Domino's will also have the option for 30 days from the date of the New Domino's Master Franchise Agreement's termination to give notice of appraisal, review KP's books and records, and purchase, at fair market value, all of the assets of each Domino's store controlled by KP. Fair market value of the assets of each Domino's store is determined through a process similar to that described above.

         Prior to the opening of each Domino's store, KP is required to pay Domino's a franchise fee and, as master franchisor, is required to enter into a Standard Franchise Agreement with each Affiliated Franchisee or Non-Affiliated Franchisee (collectively, a "Franchisee") which will be operating a Domino's store. Each Franchisee and each Domino's store location is subject to the approval of Domino's, which approval may not be unreasonably withheld. The Standard Franchise Agreement for a Domino's store has a ten-year term with a ten-year renewal option. During such periods the franchisee is permitted to use the Domino's system in an exclusive area, free of competition from other franchisees. With respect to each of its operating Domino's stores, a Franchisee is required to pay KP an initial franchise fee and a monthly royalty and advertising fee of a percentage of each Domino's store's gross sales net of taxes, irrespective of profitability. The financial terms of the Standard Franchise Agreement may be renewed at the expiration of the term if the Franchisee executes Domino's then current standard franchise agreement. A Franchisee's rights under a Standard Franchise Agreement may not be transferred without the consent of KP and Domino's.

         Each Franchisee must comply strictly with the Domino's system, as the standards, specifications and procedures comprising such system may be changed from time to time. Each Domino's store must be constructed, equipped, furnished and operated at the cost and expense of the Franchisee in accordance with Domino's specifications. Each Domino's store is required to offer for sale only those pizza and beverage products authorized by Domino's. In addition, each Domino's store is obligated to offer delivery services to all customers within a prescribed delivery area, which delivery area is restricted to allow a delivery order to be satisfied within 30 minutes. All of the food products and other supplies used in Domino's stores must be of a quality that conforms to Domino's specifications. Compliance with requirements as to signage, equipment, menu, service, hygiene, hours of operation, data and voice communications and the like is similarly prescribed. Domino's and KP reserve the right to enter each Domino's store, conduct inspection activities, and require prompt correction of any features that deviate from the requirements of the relevant Standard Franchise Agreement. Similarly, KP has the right to review and audit each Franchisee's operations, financial and tax accounting statements, reports and returns. KP is obligated to use its best efforts to ensure that each Non-Affiliated Franchisee complies with its franchise agreement and local laws and regulations.

         Under the terms of the Standard Franchise Agreement, each Franchisee is entitled to receive from KP, on an ongoing basis, all information and materials necessary to make the Franchisee familiar with the Domino's system and the methods used to operate and manage Domino's stores. Domino's and KP require extensive training of Domino's store personnel. All Franchisees, or their designees, must successfully complete KP's Domino's store manager training program and any additional training programs required by Domino's or KP. Each Franchisee must implement a training program for store employees in accordance with training standards and procedures prescribed by Domino's and KP and must staff each Domino's store at all times with a sufficient number of trained employees.

         The Standard Franchise Agreement provides that a Franchisee may not have any interest in, be employed by, advise or assist any other business that is the same as or similar to a Domino's store during the term of the agreement and, for a period of one year after termination or expiration of the franchise agreement, may not have any interest in, be employed by, advise or assist any other business that is the same as or similar to a Domino's store within ten miles of the Domino's store it had operated.

         KP may terminate the franchise agreement for any Domino's store for, among other things, failure to pay amounts due with respect to that Domino's store, failure to operate the Domino's store in accordance with prescribed operating standards, and persistent breaches. Upon termination, the Franchisee's rights to use the Domino's trademarks and Domino's store system terminate, and KP becomes entitled to assume the Franchisee's leasehold interest and purchase the Domino's store at the fair market value thereof.

The Domino's Store System

         The Company believes that its prospects should be enhanced by the recognition and reputation of the Domino's system as well as the support, supervision, and assistance that is available by Domino's. The Domino's system is one of the world's largest franchisors of fast food outlets, with more than 5,900 stores in over 58 countries. The Company has no affiliation or relationship with Domino's other than as provided for in the New Domino's Master Franchise Agreement, the Standard Franchise Agreements, and the Commissary Agreement. The Company does not believe that the success or lack thereof of Domino's stores in the United States or Europe should be taken as indicative of the Company's performance in Poland.

         Domino's has developed a store format and operating system, which system includes a recognized design, decor and color scheme for store buildings; kitchen and dining room equipment and layout; service format; quality and uniformity of products and services offered; procedures for inventory and management control; and a delivery system; and the Domino's system. All Domino's stores are required to be operated in accordance with Domino's standards. Domino's stores feature carry-out services and delivery services to all customers located within prescribed service areas. Domino's stores offer a substantially similar core menu including various, types of pizza and soft drinks. Other menu items include salads, sandwiches and breadsticks. Pizza accounts for the most significant amount of systemwide sales. Prices for Domino's menu items are determined by the various operators of Domino's stores and, accordingly, may vary throughout the Domino's store system.

Domino's Store Development

         The Company's seven existing Domino's stores began operations in Warsaw, Poland in March 1994, May 1994, August 1994, June 1997, December 1997 and two in March 1998, respectively. To date the Company has concentrated its efforts on the development of Domino's stores in Warsaw, Poland, and expects to complete the development in Warsaw by 1999, when it intends to focus most of its future Domino's store development efforts on other Polish cities.

         In addition, the Company intends to focus its efforts on the development of traditional Domino's stores which provide only delivery and pick-up services (collectively, "Take-out Services"). The Company considers a Domino's store location to be critical to its prospects and has devoted and intends to devote significant efforts to the investigation and evaluation of potential leases and sites. The Company believes that the Domino's store concept may be successful in a wide variety of areas within a city. Accordingly, the site selection process involves an evaluation of a variety of factors, including demographics (such as population density); specific site characteristics (such as visibility, accessibility and traffic volume); proximity to activity centers (such as office or retail shopping districts and apartment, hotel and office complexes); potential competition in the area; construction or renovation costs; and lease terms and conditions. The Company has sought and seeks to place Domino's stores in metropolitan areas with adequate levels of residential and/or business telephone ownership. The Company personnel will inspect and approve a proposed site for each Domino's store prior to the execution of a Standard Franchise Agreement or lease. All sites are subject to the approval of Domino's. To date, Domino's has and the Company anticipates that Domino's will continue to initially indicate its approval of franchisees and Domino's stores designs and locations verbally, which verbal consents are confirmed by Domino's execution of a Domino's store Certification Agreement.

         Domino's stores typically consist of a kitchen/preparation area and ordering counter. The design for a Domino's store, which must comply with specified Domino's standards and specifications, is relatively flexible. Domino's stores may incorporate varying floor plans and configurations and be located in a specially constructed freestanding building or in existing buildings.

         The Company's initial Domino's stores are in existing buildings and range from 1,000 square feet to 2,500 square feet, depending primarily upon whether only Take-out Services or Take-out Services and counter service with limited seating for customers is offered. In the future Domino's stores developed by the Company should range in size from 900 to 1200 square feet. The Company estimates that once the space has been leased and made available to the Company, approximately 30-90 days is required to renovate, equip and furnish the store, obtain necessary licenses and approvals and open a Domino's store. The Company estimates the cost of opening a Domino's store to be between $120,000 and $160,000, including leasehold improvements, furniture, fixtures, equipment, the initial franchise fee and opening inventories. Such estimates may vary depending on the size and condition of a proposed Domino's store and the extent of leasehold improvements required.

Commissary Development

         In conjunction with its exclusive right to develop and franchise Domino's stores in Poland, the New Domino's Master Franchise Agreement grants the Company the exclusive right to develop and operate a Commissary from which all Affiliated Franchisees and Non-Affiliated Franchisees in Poland will purchase food and supplies. Domino's has provided and has agreed to provide the Company, on an ongoing basis, all information and materials necessary to make the Company familiar with the methods used to operate and manage a Domino's Commissary.

         In January 1995, KP commenced its own full-service Commissary operations. KP, through PKP, has developed approximately 1,500 square feet of the Jana Pawla Domino's store as its Commissary. KP conducts all of its purchasing, distribution and major food supply preparation operations at or from the Commissary. KP believes that the present Commissary will be able to service up to 15 Domino's stores. The Company expects to build a new commissary in mid 1998 to accommodate the growth of additional stores in Poland.

Sources of Supply

         KP is substantially dependent upon third parties for all of its capital equipment (including furniture, fixtures and equipment), food products, and other supplies. Pursuant to the New Domino's Master Franchise Agreement and the Standard Franchise Agreements, all of these supplies must be of a quality and conform to specifications acceptable to Domino's. KP currently obtains substantially all of its supplies and food products, including cheese, soft drinks, cold cuts and paper products from Polish sources. KP currently obtains its store furniture and fixtures from sources in Poland and obtains its restaurant equipment, flour and tomato sauce primarily from Domino's approved sources in the United States and Europe. KP currently has no written, long-term supply agreements. Shipments of food and supplies are delivered directly to the Company's Commissary or Domino's stores. KP maintains approximately a 7 to 30 day inventory of food products and supplies for its Domino's stores.

Store Operations and Personnel

         The Company operates its Domino's stores under uniform standards set forth in Domino's confidential Operations Manual, including specifications relating to food quality and preparation, design and decor and day-to-day operations. The Company's operations are similar to those of other Domino's stores.

         The Company's Domino's stores offer various types of pizza, soft drinks, salads, sandwiches, breadsticks and ice cream, and the Company anticipates that its future Domino's stores will offer other food items. The Company typically offers pizzas for the zloty equivalent of approximately between $1.55 to $8.75, depending upon the size of the pizza and the number of toppings selected. The Company believes, to the extent a comparison is possible, that the prices it charges for meals is comparable to the prices charged by the Company's American-style fast food competitors in Poland.

         The Company hires Domino's stores managers who are responsible for supervising the day-to-day operations of the Domino's stores, including food preparation, customer relations, store maintenance, cost control and personnel relations. In addition, Domino's store managers are responsible for selecting and training new employees, who undergo on-the-job training. As of December 31, 1997, the Company employed 15 administrative personnel, 12 store managers and assistant managers and 99 other full-time and part-time crew employees.

         To date, the Company believes that it has successfully attracted and trained local managers and other employees. The Company expects to open and operate its own training facility in Poland, with assistance from Domino's. The Company expects to utilize Domino's training techniques and manuals and to solicit the assistance and counsel of Domino's personnel. The Company will be responsible, at its expense, for the translation of Domino's manuals into Polish and expects to pay Domino's for certain support services related to employee training. The Company maintains financial, accounting and management controls for its Domino's stores through the use of centralized accounting systems, detailed budgets and computerized management information systems.

Advertising and Promotion

         The Domino's Standard Franchise Agreement provides that each Franchisee will contribute a monthly advertising and promotion fee equal to a percentage of its gross sales to a fund self-administered by each Franchisee to be used for advertising, sales promotion and public relations. Each Franchisee is responsible for using the proceeds of the advertising fund to develop and implement advertising and promotional plans, materials and activities on behalf of the Domino's stores in Poland, which plans, materials and activities are subject to Domino's approval. Non-Affiliated Franchisees are permitted to conduct their own advertising and promotion subject to the Company's and Domino's approval. Domino's is required to provide certain advertising and promotional assistance to the Company. The Company believes that certain marketing methods that have proven successful for Domino's are adaptable to the Polish market. Most marketing efforts by currently operating Domino's stores in continental Europe have been carried out on a local store basis, through newspaper coupons, flyers and similar media.

Trademarks

         The Company is authorized to use such trademarks, service marks and such other marks as Domino's may authorize from time to time for use in connection with Domino's stores. Domino's has received trademark approval in Poland for certain marks including the "Domino's" logo and the words "Domino's Pizza."

United States Income Taxes

         In general, income of the Company's Polish subsidiaries will not be subject to U.S. Federal income tax until it is distributed to the Company. When distributed, it will be includable in the Company's gross income to the extent it is paid out of a subsidiary's earnings and profits. The Company, however, may claim a foreign tax credit against its U.S. tax liability for Polish corporate income tax paid by the subsidiary and for Polish tax withheld from the dividend, subject to limitations. Because Polish corporate income tax, which is currently 36% of taxable income, exceeds the current maximum U.S. corporate income tax rate, the Company does not anticipate that significant U.S. Federal income tax will be payable on the income of its Polish subsidiaries. In certain circumstances, a portion of a Polish subsidiary's income may be included in the Company's gross income before it is distributed, although a foreign tax credit for Polish corporate income tax paid by the subsidiary would be available to the Company as if the income actually had been distributed.

Competition

         The Company's operations in Poland faces competition from a number of American-style fast-food franchisors and/or their licensees, including McDonald's, Pizza Hut, Kentucky Fried Chicken, and Taco Bell. IFFC also encounters competition from a broad range of existing Polish restaurants and food service establishments, including local quick-service restaurants offering products that are familiar to Polish consumers and have achieved broad market acceptance, as well as existing restaurants offering American-style fast food, including hamburgers. Additionally, it can be expected that, in the event of perceived initial market acceptance of American-style fast food concepts, there will be a rapidly increasing number of market entrants offering such products, including additional American franchisors and Polish or other companies seeking to imitate the American-style fast-food concepts. IFFC believes that it competes on the basis of price, service and food quality.

Employees of the Company

         As of December 31, 1997, the Company had approximately 82 full-time employees and 315 part-time employees. The Company has entered into employment agreements with Mitchell Rubinson, IFFC's Chairman, President and Chief Executive Officer, Leon Blumenthal, IFFC's Senior Vice President, Chief Operating Officer and General Manager and IFFP's and KP's President and Jim Martin, IFFC's Chief Financial Officer, Treasurer and Director. The success of the Company is dependent, in part, upon its ability to hire and retain additional qualified personnel. The Company continues to recruit personnel for its operations in Poland. The Company utilizes local employees to staff its restaurants. Such employees are not represented by labor unions. Substantially all of the Company's management and employees reside in Poland and speak Polish. Substantially all of the Company's senior management team in Poland is also able to communicate in English. Messrs. Rubinson, Martin and Blumenthal are not fluent in Polish. All members of the Company's senior management team have obtained the requisite Polish work permits, when necessary.


                   ECONOMIC AND BUSINESS CONDITIONS IN POLAND

Area and Population

         Poland is one of the largest countries in Central Europe with a total land area of approximately 312,000 square kilometers. It shares land borders with Germany, the Czech Republic, Slovakia, Ukraine, Belarus, Lithuania and the Russian Federation. Its population, which was estimated at 38 million (as of December 31, 1997), makes it one of the most populous countries in Central Europe. Poland's population density was approximately 123 persons per square kilometers in 1996, with approximately 61.9% of the population living in urban areas. Poland has an extensive network of roads, railways and canals, and has four major ports on the Baltic sea.

Economic Overview

         Since the fall of the Communist government in 1989, Poland has embarked on a program of economic reforms, based on a transition to a market economy and private ownership. Eight (8) years into its transition to a market economy, Poland has become the first former centrally planned economy in Central and Eastern Europe to end its recession and return to growth. Poland's transition-induced recession bottomed out in the second quarter of 1991, and for the last seven (7) years the Polish economy has enjoyed an accelerated growth.

         In the late 1980s, the Polish economy was dominated by the state sector and exhibited high inflation, administratively controlled prices, recession, increasing levels of external debt and multiple reschedulings of official and commercial debt, a large State budget deficit, a restrictive foreign exchange regime and a significant proportion of trade denominated in non-convertible currencies.

         On January 1, 1990, the first post-communist government introduced the "Economic Transformation Program" (also known as the "Balcerowicz Plan" after the first post-communist Minister of Finance). The radical economic reform program was designed to stabilize the economy and promote structural reforms. Key elements included the ending of state subsidies to state enterprises and eliminating administrative controls of most prices. After a significant decline in gross domestic product ("GDP") in real terms, a sharp rise in unemployment in 1990 and 1991 and an acceleration in inflation in 1990, Poland returned to growth, with positive and increasing rates of GDP growth for the years 1992 to 1996.

         Currently, the private sector accounts for approximately 50% of GDP and more than 60% of employment and the Polish economy is generally characterized by lower rates of inflation than previously, almost complete freedom of prices from administrative control, sustained growth, liberalized rules on foreign exchange transactions and a rising level of foreign exchange reserves.

         The economic recovery in Poland since 1992 has benefited most sectors of the economy. Unemployment which peaked in 1994 at 16% dropped to 10.5% by December 31, 1997. Real wages have grown during the last three years increasing 21% in 1997. Domestic demand has been driven by an increase in investment and private consumption and exports have increased, particularly since 1994. In addition, Poland also benefits from increasing productivity. A significant portion of the growing domestic demand, however, has been met through imports, resulting in a growing trade deficit.

         The composition of Poland's trade has changed dramatically since the 1980's, when trade with other countries belonging to the Council of Mutual Economic Assistance, an economic and trade organization sponsored by the former Soviet Union and including most of the former communist block ("COMECON"), accounted for nearly 50% of Poland's total trade. By 1997, the EU accounted for approximately 70% of Poland's total trade, with Germany having become Poland's dominant trading partner. Although the composition of Poland's exports by category has remained broadly unchanged, there has been a major shift in the quality of exported manufactured goods to meet the expected standard of more competitive western markets.

         Poland's government has run a budget deficit throughout the 1990's, although since 1993 the deficit has remained both below the annually set target, as well as below 3% of GDP. In recent years, the financing of the State budget deficit has been secured mainly through the issuance of treasury securities on the domestic market with very limited recourse to external sources, and has been characterized by increasingly longer average maturities.

         In zloty terms, total public indebtedness at the end of 1997 grew to
185.4 billion; however; treated as a percentage of GDP, total public indebtedness declined from 87% at the end of 1993 to 51% at the end of 1997. In

1996, Poland settled its outstanding reciprocal obligations with Russia. In addition, since the early 1980's to date, Poland concluded a number of rescheduling agreements with the Paris Club and the London Club. In May 1997, Poland repurchased $1.69 billion of Brady Bonds issued in connection with its London Club debt rescheduling, reducing the outstanding amount of such indebtedness by over 20%.

         During this period of reform, successive governments have supported structural transformation of the economy directed at reforming state-owned enterprises, selling certain state-owned assets, modernizing the banking system and creating a modern capital market. The process of structural reform is ongoing and not all stated government goals have been achieved, In particular, the goal of selling state-owned assets through privatization began slowly and is only partially complete. Major privatizations conducted in 1997 include Bank Handlowy w Warszawie S.A., one of Poland's largest banks, and KGHM Polska Miedz S.A., which is Poland's largest mining company.

         In June 1994, the Council of Ministers and Parliament approved Poland's first medium-term economic program for the years 1994 to 1997. The program is embodied in a document prepared by the former Minister of Finance, Grzegorz Kolodko, called the "Strategy for Poland." The Strategy for Poland constitutes official government policy although it does not have the force of law.

         The Strategy for Poland identifies several key systemic challenges facing the Polish economy in the medium term, including reform of the social security system, reform of laws governing wage negotiations and labor relations especially with respect to employees of state-owned enterprises, acceleration of the privatization process, further reform of the financial sector with particular attention to the recapitalization of certain banks, reduction of unemployment and further reductions in inflation.

         In 1995, Poland formally acceded to the obligations under Article VIII of the IMF Articles of Agreement providing for full current account convertibility of the zloty. In 1996, Poland was accepted for full membership in the OECD.

         In December 1991, Poland was accepted as an associate member of the European Union ("EU"). In 1994, Poland also submitted a formal application for full membership in the EU. Given the country's relative political and economic stability, it is expected that Poland will be among the first Central or Eastern European countries to be admitted in the next phase of EU expansion.

         As a result of the economic reforms carried out during the 1990's, Poland currency meets certain (but not all) of the fiscal criteria applicable for participation in European Monetary Union ("EMU").

         Poland is also a member of the Partnership for Peace initiative of the North Atlantic Treaty Organization ("NATO") and Poland received in July 1997 an invitation to become a full member of NATO (subject to satisfaction of certain conditions).

Recent Economic Performance

Gross Domestic Total

         In 1997, unofficial preliminary estimates of the Central Statistical Office indicated that GDP grew by 6.9% in real terms, following increasing real growth rates based on International Monetary Fund estimates in 1993, 1994, 1995 and 1996 of 2.6%, 3.8%, 5.2% and 7.0%, respectively. A period in deep recession from 1989 to 1991, during which real GDP fell by almost 19%, was primarily the result of the Economic Transformation Program implemented in 1990, which resulted in a fall in real household income and a reduction in private consumption and domestic investment. During 1990 and 1991, the transition to world prices in trade settlements with the COMECON countries and the recession in some western countries also contributed to the fall in real GDP.

Inflation

         Although inflation has generally declined since prices were liberalized in the beginning of 1990, the rate of inflation in Poland is still high compared to Western Europe or the United States. The 1998 State budget includes an assumed rate of inflation for 1998 of 8.6%. The annual increase in the consumer price index ("CPI") has been continuously but gradually declining from a rate of almost 250% in 1990 to 13.2% in 1997. This decline has occurred together with increases in real GDP and decreasing unemployment. Similarly, the annual increase in the producer price index ("PPI") decreased from approximately 293% in 1990 to 10.8% in 1997. The following table sets forth the annual rates of consumer price inflation and producer price inflation as measured by percentage changes on an end-of-year to end-of-year basis for the years 1993 to 1997.

                 Inflation: Annual Consumer and Producer Prices

                             1993(1)      1994       1995       1996       1997
                             -------      ----       ----       ----       ----

Consumer Prices(CPI)(2)       37.6        29.5       21.6       18.5       13.2

Producer Prices(PPI)(2)       35.9        27.9       18.9       10.5       10.8

--------------

(1) 1993 figures include VAT with a maximum rate of 22%.

(2) In percent.

Source:  Central Statistical Office.

Employment and Wages

         Before 1989, unemployment was not officially recognized in Poland and over-employment was evident in many enterprises. By the end of the first quarter of 1994, registered unemployment had reached 16.7% of the labor force but by the end of that year it had decreased for the first time since 1990 to 16.0% of the labor force. At December 31, 1996 and 1997, registered unemployment was 13.6% of the labor force and 10.5% of the labor force, respectively.

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

Foreign Direct Investment

         Subject to certain restrictions, the Polish Foreign Investment Law generally allows for full repatriation of capital dividends and profits by foreign investors. In general, foreign investors are not required to obtain any special permits to invest in Polish companies.

Foreign Exchange Controls

         The convertibility of the zloty is regulated by the Foreign Exchange Law of December 2, 1994 (the "Foreign Exchange Law"). The Foreign Exchange Law consolidates all existing foreign exchange rules and regulations, extends full convertibility of the zloty to all types of current account transactions, clarifies the status of foreign exchange banks, provides for use of the zloty in foreign trade transactions and includes the special drawing rights at the IMF ("SDRs") and the European Currency Unit ("ECU") within its definition of foreign currency.


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

Contribution to Capital

         Other than pursuant to provisions of the Commercial Code generally applicable to all limited liability companies, there is no minimum level of investment required of a CFP. The minimum capital required for establishment of any limited liability company is 4,000 zlotys (about $1,138 as published by the National Bank of Poland on December 31, 1997), which must be made in Polish currency obtained from the sale of convertible currency (including United States or West European funds) to a foreign exchange bank, or, to the extent designated in the CFP's Founding Act, through in-kind, nonmonetary contributions that are transferred from abroad or purchased with Polish currency obtained from the sale of convertible currency to a foreign exchange bank. To the extent designated in the CFP's Founding Act, fixed assets may constitute in-kind, non-monetary contributions to equity.

Taxation

         A CFP is subject to the same taxes, and general tax reductions, as domestic Polish companies without foreign participation. Tax exemptions specifically reserved for foreign investors or companies with foreign participation are no longer available after January 1, 1994 and such tax exemptions can only be utilized if the right to such exemptions was acquired prior to January 1, 1994. A CFP is subject to corporate income tax, VAT, which is known in Poland as the "Tax on Goods and Services," and excise tax and, depending on the nature of its business activities, may also be subject to real estate tax, local tax, and stamp duty. The corporate income tax rate was 38 percent of taxable income until December 31, 1997 and is currently 36 percent. The rate is generally calculated by the extent to which revenues exceed expenses, including operating losses, which may be carried forward for three years. The shareholder of a limited liability company is liable for any income taxes not paid by the company.

         Goods and services (with certain exceptions not relating to CFP) including imported goods and services are subject to a VAT tax. Certain commodities like liquors and automobiles are subject to excise tax, based on the value of such items. With respect to imports, the value of such items is equal to the customs' value plus any customs' duties. The VAT basic rate is 22%, but in the case of certain products, it is reduced to 7% or entirely. Under the VAT system, credit is given for VAT paid against VAT collected.

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

         On February 4, 1994 the Parliament passed a law imposing countervailing duties on certain agricultural and food products imported from abroad, which law became effective as of April 14, 1994. The law is intended to protect local producers by increasing the cost of importation of certain agricultural and food products, such as meat, milk, wheat flour, processed tomatoes, vegetable oil, pork, poultry and dairy products, through the imposition of countervailing duties up to a level comparable to the local prices of such products as determined by the Minister of Agriculture. In January of 1997, a new custom law was enacted with the initial plan to make it effective on July 1, 1997. This effective date, however, was postponed by the Polish Parliament to January 1, 1998. The new customs law is consistent with the European Economic Union's customs regulations. IFFC currently purchases most of its products in Poland and accordingly these duties presently have minimal impact on IFFC's costs.

Central European Free Trade Association

         The Central European Free Trade Association ("CEFTA") was established on December 21, 1992, effective on March 1, 1993. The purpose of the Association was to increase trade between Eastern and Central European countries including Poland, Czech Republic, Slovakia, and Hungary.

         Originally the CEFTA agreement called for a free-trade zone by the year 2001. However, in August of 1995, the foreign ministers met and agreed to amend the original agreement. The amendment shortened the time period for reducing customs duties and taxes on certain categories. As of January 1996, customs duties on approximately one third of all agricultural products traded between the Association have been eliminated. Included in this category for 1996 were citrus fruits, coffee, tea, rice, bread, flour, fish and corn. As of January 1st, 1998, customs duties and taxes on all agricultural products traded between the Association will be eliminated.

Polish Currency and Foreign Exchange

         The only currency that may be used in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. As of January 1, 1995, the National Bank of Poland introduced a new denomination of its currency unit which is named a "zloty" (a "zloty"). New zlotys are equivalent to 10,000 old zlotys ("old zlotys"). Old zlotys remained legal tender until December 31, 1996, after which date they have been exchangeable at certain banks. Domestic persons and CFPs are entitled to hold foreign currency acquired through the conduct of an economic activity in their own accounts. Foreign currency may only be converted into zlotys by selling the foreign currency to a foreign exchange bank. Proceeds from economic activities in Poland must be maintained in zloty denominated accounts, but may be converted into hard currencies for certain purposes as discussed below. Typically, the transfer of foreign currency abroad requires a foreign exchange permit, but no permit is required for the repatriation to foreign investors in hard currency of up to 100% of the profits of a CFP. On January 1, 1995, a new Polish Foreign Exchange Law became effective. The expressed objectives of the new law are (i) to apply uniform standards to all Foreign Exchange Banks operating in Poland, (ii) to create a legal framework for market valuation of the Polish currency, and (iii) to move toward full convertibility of the zloty. The new law is also designed to permit greater freedom (less restrictions) on certain foreign trade transactions accounted for in Polish currency. Similarly, foreign investors may repatriate in foreign currency all proceeds of the sale or liquidation of equity interests in the CFP, all proceeds of the liquidation of a CFP, and compensation resulting from expropriation or similar government acts. The zloty is also tradable and exchangeable into foreign currency for the purpose of purchasing goods and services abroad. On December 31, 1997, the exchange rate was 3.51 zlotys per dollar as published in The Wall Street Journal. Foreign exchange banks are required to sell foreign currency to domestic persons, including a CFP, when such currency is needed for repatriation as set forth above, and to satisfy foreign currency obligations to foreign persons resulting from the purchase of goods and certain services. Foreign employees may repatriate their after-tax earnings in hard currencies without having to obtain an individual foreign exchange permit.

Reporting and Audit

         The balance sheet and profit and loss statements of a CFP must be prepared in accordance with Polish accounting principles and in compliance with the requirements of the Commercial Code. As Poland becomes more integrated with the EEC, it is anticipated that its financial reporting requirements will become substantially similar to generally accepted accounting principles in the EEC which are generally similar to those in the United States. For financial reporting purposes in the United States, IFFC prepares their financial statements in accordance with generally accepted accounting principles.

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

Item 2.           Description of Property.

         Offices of the Company. The Company maintains its executive offices in approximately 2,500 square feet of leased office space at 1000 Lincoln Road, Suite 200, Miami Beach, Florida 33139. Annual lease payments under the lease are approximately $32,200. IFFC currently subleases approximately 800 square feet for an annual fee of $14,697. IFFC has exercised its second of three (expiring December 6, 1998), two-year renewal options under the lease.

         On May 16, 1997, IFFP executed a lease with Dong Fang International Co. Ltd., a Polish partnership, for 4,000 square feet of office space located at UL. Wazchocka 1/3, Seg M.F., 03-934, Warsaw, Poland. The annual rental payment is $54,000. The term of the agreement is for an unlimited period; however, either party may terminate the lease after the first year with a six month written notice. The Company has the right of first refusal to purchase the building and will be reimbursed for the net book value of its improvements to the space upon termination of the agreement by the lessor.

         Thus far, the Company has not incurred nor does it anticipate incurring any material costs or expenses associated with compliance with the environmental laws of the United States or Poland.

         The following table sets forth, as of December 31, 1997, the name, location, opening date and lease or sublease expiration date (including all renewal options), square meters and minimum annual lease payments for each of the Company's Burger King restaurants:



                                          Opening               Lease             Square         Minimum Annual
Name              Location                 Date              Expiration           Meters         Lease Payments
----              --------                -------            ----------           ------         --------------
Salus           Warsaw, Poland          December 1993       January 2009           522               $28,778
Galaxy          Warsaw, Poland          April 1993          (1)                    799               $43,106
Kolmer          Warsaw, Poland          May 1993            (1)                    868               $41,063
Dantex          Warsaw, Poland          July 1993           (1)                    355               $26,003
Kielce          Kielce, Poland          May 1994            May 2013               390               $21,038








Lublin          Lublin, Poland          March 1994          January 2014           600               $54,000
Parnas          Warsaw, Poland          March 1994          January 2009           245(2)            $76,750
Katowice        Katowice, Poland        October 1994        November 2003          550              $114,000
Mikolow         Mikolow, Poland         August 1998(3)      November 2017          600        2.25% of sales
Czechowice      Czechowice, Poland      August 1998(3)      November 2038        3,773               $43,750



----------------
(1) Indicates lease is for an unlimited period of time, but may be terminated upon three months notice by the lessor, subject to certain conditions.
(2) Of the 245 square meters under lease, 20 square meters are under lease only until January 1999.
(3)  Expected opening.

Domino's Stores

         The following table sets forth, as of December 31, 1997, the name, location, opening date and lease or sublease expiration date (including all renewal options), square meters and minimum annual lease payments for each of the Company's Domino's Stores:



                                                                                 Square          Minimum Annual
Name            Location            Opening Date        Lease Expiration         Meters          Lease Payments
----            --------            ------------        ----------------         ------          --------------
Parnas           Warsaw             March 1994            January 2009             480               $76,750
Grojecka         Warsaw             May 1994              (1)                      130                $5,900
Jana Paula       Warsaw             August 1994           March 2004               482               $34,797(2)(3)
Bona             Warsaw             July 1997             (1)                      100                $4,000
Wolska           Warsaw             December 1997         (1)                       97               $13,300
Iganska          Warsaw             March 1998            (1)                      203                $6,700(4)
Bemowo           Warsaw             March 1998            January 2008              93               $14,400


----------------
(1) Indicates lease is for an unlimited period of time, but may be terminated upon three months notice by the lessor, subject to certain conditions.
(2)  Includes corporate office space.
(3)  Includes commissary.
(4)  Includes training facility.

        Thus far, IFFC has not incurred nor does it anticipate incurring any material costs or expenses associated with compliance with the environmental laws of the United States or Poland.

Item 3.           Legal Proceedings.

BKC Litigation

        On March 17, 1995, IFFC and IFFP filed suit against BKC, alleging, among other things, that BKC failed to support IFFC and IFFP in their efforts to develop additional Burger King franchises in Poland as required by the former franchise agreement. On March 11, 1997, BKC, IFFC, IFFP and Mitchell Rubinson, individually and on behalf of Litigation Funding, Inc. ("Funding") entered into a settlement agreement which provided for the execution of the New BKC Development Agreement and eight new franchise agreements, as well as the payment by BKC to the Company of the sum of $5,000,000 (less $21,865 of royalties owned by IFFP to BKC for February 1997) for a net amount of $4,978,135. In addition, BKC forgave $499,768 representing all monies owed BKC by the Company through January 31, 1997, and provided certain other consideration which was included in the New BKC Development Agreement. See "Business--New BKC Development Agreement." Thereafter, IFFC, which was required to pay to Funding a certain portion of the proceeds derived from the litigation with BKC in exchange for Funding's financing of the BKC litigation on behalf of IFFC and IFFP, merged with Funding and issued to Mitchell and Edda Rubinson, the sole shareholders of Funding, 25,909,211 shares of its Common Stock in connection therewith. The disinterested Directors of IFFC determined the merger price with Funding based on a valuation of the amounts owing to Funding by IFFC and IFFP under their prior litigation financing agreements with Funding and the value of Funding's rights to proceeds of the settlement with BKC. The Company believes that it currently has a satisfactory relationship with BKC. See "Management's Discussion and Analysis".

Polish Fiscal Authority Disputes

         As of July 1995, IFFP likely became subject to penalties for failure to comply with a recently amended tax law requiring the use of cash registers with certain calculating and recording capabilities and which are approved for use by the Polish Fiscal Authorities. IFFP is now in compliance with the tax law using a parallel cash register system but was unable to modify and/or replace its Cash Register System before July 1995. As a penalty for noncompliance, Polish tax authorities may disallow certain value added tax deductions for July and August 1995. Additionally, penalties and interest may be imposed on these disallowed deductions. IFFP believes that its potential exposure is approximately $400,000, which amount has been accounted for in its 1997 financial statements. IFFP has requested a final determination by the Polish Minister of Finance. The Company is unable to predict the timing and nature of the Minister's ruling. Although IFFP's NCR Cash Register System (the "Cash Register System") is a modern system, the Cash Register System cannot be modified. IFFP is currently in the process of replacing the system with a new Siemen's system which complies with Polish regulations. IFFP believes this new cash register system will cost approximately $200,000 for the existing eight restaurants.

Other Litigation

         The Company is not a party to any litigation or governmental proceedings that management believes would result in any judgments or fines that would have a material adverse effect on the Company.


Item 4.           Submission of Matters to a Vote of Security-Holders.

         None.


                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

         IFFC's Common Stock was quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") SmallCap Market under the symbol "FOOD" until May 29, 1996 and was listed on the Pacific Stock Exchange (the "Exchange") under the symbol "FOD" until December 4, 1996. The Common Stock is now listed on the OTC Electronic Bulletin Board under the symbol "FOOD." The following table sets forth, for the period since January 1, 1996, the high and low closing bid quotations for the Common Stock as reported by NASDAQ and the OTC Electronic Bulletin Board.

                                               High                 Low
                                             ---------            --------
1996
First Quarter....................             .8125                 .1875
Second Quarter...................             .21875                .1875
Third Quarter....................             .43                   .06
Fourth Quarter...................             .24                   .15

1997
First Quarter....................             .57                   .15
Second Quarter...................             .42                   .27
Third Quarter....................             .55                   .37
Fourth Quarter...................             .905                  .42



         As of March 24, 1998, there were 79 record holders of IFFC's Common Stock. The Company believes that there are over 400 beneficial holders of IFFC's Common Stock.

         IFFC has not paid any cash dividends on its Common Stock and does not currently intend to declare or pay cash dividends in the foreseeable future. IFFC intends to retain any earnings that may be generated to provide funds for the operation and expansion of IFFC's business.


Item 6.           Management's Discussion and Analysis or Plan of Operation.

General

         Management's Discussion and Analysis or Plan of Operation contains various "forward looking statements" within the meaning of the Securities Act of 1933 and the Securities And Exchange Act of 1934, which represents the Company's expectations or beliefs concerning future events including without limitation the following: fluctuations in the Polish economy; the company's continued ability to open restaurants and stores; ability of the Company to obtain financing on terms and conditions that are favorable; ability of the Company to improve levels of profitability and sufficiency of cash provided by operations, investing and financing activities.

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

         The Securities and Exchange Commission has issued Staff Legal Bulletin No. 5 (CF/IM) stating that public operating companies should consider whether there will be any anticipated costs, problems and uncertainties associated with the Year 2000 issue, which affects many existing computer programs that use only two digits to identify a year in the date field. The Company anticipates that its business operations will electronically interact with third parties very minimally, if at all, and the issues raised by Staff Legal Bulletin No. 5 are not applicable in any material way to the Company's business or operations. Additionally, the Company intends that any computer systems that the Company may purchase or lease that are incident to the Company's business will have already addressed the Year 2000 issue.

         As of December 31, 1997, the Company had working capital of approximately $17,509,290 and Cash and Cash Equivalents of $18,642,335. The Company's working capital and cash position were significantly improved by the settlement of the BKC Litigation in March 1997 coupled with recent debt consolidation, The Company's merger with

         Litigation Funding, Inc. and the placement of the 11% Convertible Senior Subordinated Discount Notes, Due 2007 (See Notes 8, 13 and 14). Although IFFC believes that it has sufficient funds to finance its present plan of operations through April 30, 1999, IFFC cannot reasonably estimate how long it will be able to satisfy its cash requirements. The capital requirements relating to implementation of the BKC Development Agreement and the New Master Franchise Agreement with Domino's are significant. Based upon current assumptions, IFFC will seek to implement its business plan utilizing its Cash and Cash Equivalents, and cash generated from restaurant and store operations. In order to satisfy the capital requirements of the BKC Development Agreement and the New Master Franchise Agreement with Domino's, IFFC will require resources substantially greater than the amounts it presently has or amounts that can be generated from its restaurant and store operations. Except as discussed below, IFFC has no current arrangements with respect to, or sources of additional financing and there can be no assurance that IFFC will be able to obtain additional financing or that additional financing will be available on acceptable terms to fund future commitments for capital expenditures.

         On November 5, 1997, the Company sold $27,536,000 11% Convertible Senior Subordinated Discount Notes Due October 31, 2007 (the "Notes") in a private offering. At December 31, 1997, the notes are comprised as follows :

         Face amount of notes at maturity                        $ 27,536,000

         Unamortized discount to be accreted as interest
          expense and added to the original principal
          balance of the notes over a period of three
          years                                                    (7,181,320)
                                                                 ------------

         Balance at December 31, 1997                            $ 20,354,680
                                                                 ============

         The Company received net proceeds of $17,662,174 after reduction of the face of the notes for unamortized discount of $7,535,908 and placement costs in the amount of $2,337,918. In addition to the placement costs incurred, the Company also issued to the placement agent 500,000 shares of Common Stock.

         The Notes mature on October 31, 2007, and interest is payable semi-annually, in cash, on April 30 and October 31 of each year, commencing April 30, 2001. See "Liquidity and Capital Resources" for a more comprehensive description of the terms of the Notes.

         IFFC currently operates its Burger King restaurant business in Poland through its majority owned (85%) Polish subsidiary, IFFP, and its wholly-owned Polish limited liability corporations, IFF Polska-Kolmer Sp.zo.o, IFF-DX Management Sp.zo.o and IFF Polska i Spolka Komandytowa Sp.zo.o. IFFC operates its Domino's Pizza business in Poland through its two wholly-owned Polish subsidiaries, Krolewska Pizza, Sp.zo.o. ("KP") and Pizza King Polska, Sp.zo.o. ("PKP"). Unless the context indicates otherwise, references herein to IFFC include all of its operating subsidiaries.

         IFFC currently operates eight Traditional Burger King Restaurants and seven Domino's Pizza stores. IFFC has incurred losses and anticipates that it will continue to incur losses until, at the earliest, it establishes a number of restaurants and stores generating sufficient revenues to offset its operating costs and the costs of its proposed continuing expansion. There can be no assurance that IFFC will ever achieve profitability or be able to successfully establish a sufficient number of restaurants to achieve profitability.

         On March 17, 1995, IFFC and IFFP (collectively, the "IFFC Affiliates"), filed suit against BKC in the Eleventh Judicial Circuit Court of the State of Florida. In their amended complaint, the IFFC Affiliates alleged, among other things, that BKC breached certain of its express and implied obligations under the old BKC Development Agreement and the eight existing franchise agreements (the "Franchise Agreements") pertaining to IFFP's eight Burger King restaurants. The IFFC Affiliates further alleged that in connection with BKC's sale of certain of its rights pursuant to the old BKC Development Agreement and the Franchise Agreements, BKC failed to timely deliver to the IFFC Affiliates a complete and accurate franchise offering circular in accordance with rules promulgated by the Federal Trade Commission (the "FTC Count"). The IFFC affiliates also alleged that BKC committed certain acts which constitute fraud and/or deceptive and unfair business practices. The IFFC Affiliates asked the court to, among other things, award them compensatory damages of not less than $15,000,000, punitive damages and certain costs and expenses.

         On March 11, 1997, BKC, IFFC, IFFP and Rubinson, individually and on behalf of Litigation Funding, Inc. entered into a Settlement Agreement. In connection with the execution of the Settlement Agreement, IFFC and BKC entered into the New BKC Development Agreement and eight (8) new franchise agreements. BKC paid to IFFC the sum of $5,000,000 (less $21,865 of royalties owed by IFFP to BKC for February 1997) for a net amount of $4,978,135. In addition, BKC forgave $499,768 representing all monies owed BKC by IFFP and IFFC through January 31, 1997. Under the terms of the Settlement Agreement, a portion of such proceeds, not to exceed $2,000,000 may be used to immediately satisfy the actual legal fees and costs of IFFC and IFFP incurred in connection with the BKC litigation, including IFFC's and IFFP's obligation under the agreement between IFFC, IFFP and Litigation Funding, Inc. The remaining $3,000,000 is to be used by IFFC and IFFP for the development of additional BKC restaurants in Poland or working capital for IFFP pursuant to the New BKC Development Agreement. All parties to the litigation stipulated to dismissal of the litigation and executed mutual releases.

         In order to secure additional funds to finance the BKC Litigation, IFFC has entered into two agreements specifically designed to assist it in financing the BKC Litigation. First, as of January 25, 1996, the IFFC Affiliates entered into an Agreement to Assign Litigation Proceeds (the "Funding Agreement") with Litigation Funding, Inc., a Florida corporation ("Funding"). This agreement was later amended in July 1996. Mitchell Rubinson, the Chairman of the Board, Chief Executive Officer and President of IFFC is also the Chairman of the Board, Chief Executive Officer and President and the principal shareholder of Funding.

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

         Specifically, IFFC and IFFP each individually assigned, set over, transferred and conveyed to Funding all of its right, title and interest in and to the sum of the following (the "Assigned Proceeds"); (i) seventy five percent

(75%) of the Proceeds to the extent that such amount does not exceed Funding's Expenses ("Funding's Expenses") which are defined as the sum of the aggregate amount of money paid by Funding and the amount of money expended by Funding if it assumes the prosecution of the BKC Matter; (ii) seventy five percent (75%) of any Proceeds, excluding any Sales Proceeds, in excess of the sum of Funding's Expenses and the IFFC Affiliates' Expenses (as such term is defined below, the "IFFC Affiliates' Expenses"); and (iii) seventy five percent (75%) of any Sales Proceeds in excess of the sum of Funding's Expenses and the IFFC Affiliates' Expenses.

         Subject to Funding's recovery of Funding's Expenses, IFFC and IFFP have retained the right in and shall be entitled to recover from the Proceeds the sum of (i) $303,731, and (ii) all of the amounts they may expend in the future in connection with the BKC Matter, before Funding shall be entitled to receive any other Proceeds.

         On July 14, 1997, IFFC (the"Company") and IFFC Acquisition, Inc., a wholly-owned subsidiary of the Company ("Acquisition Sub") entered into a Merger Agreement with Litigation Funding, Inc. ("Funding") and Mitchell and Edda Rubinson, the sole shareholders of Funding. Under the terms of the Agreement, Funding was merged with and into Acquisition Sub. The 25,909,211 shares of common stock of the Company received by the Funding shareholders was determined by dividing the $3,021,014 value assigned to Funding by the book value per share ($.1166) of the Company's common stock as of June 30, 1997, before reduction for the liquidation preference applicable to the outstanding shares of Preferred Stock.

         On July 14, 1997, the date of the Merger Agreement with Litigation Funding, Inc., the Company's Common Stock was trading at approximately $.34 per share. However, due to the lack of an established trading market for the Company's Common Stock, the disinterested Directors of the Company did not utilize the quoted price per share to determine the number of shares to issue in connection with the Merger Agreement. Instead the June 30, 1997 book value of the Company ($.1166 per share) was utilized to measure the Company's fair value. In the opinion of the disinterested Directors of the Company, the value assigned to the Common Stock issued was approximately equlvalent to its fair value on the date such shares were issued.

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

         In July 1997, the Company purchased KP and PKP, two Polish limited liability companies, for nominal consideration and assumption of all liabilities, including the liabilities of KP to the Company under a $500,000 promissory note. KP currently owns the exclusive master franchise rights and commissary rights; and PKP owns the individual store franchises for Dominos pizza stores in Poland.

         The acquisition was accounted for under the purchase method of accounting, and the net assets acquired are included in the Company's consolidated balance sheet based upon their estimated fair values at the date of acquisition. Results of operations of KP will are included in the Company's consolidated statement of operations subsequent to the date of acquisition. The excess of the net assets acquired over the purchase price is accounted for as a reduction of furniture, equipment and leasehold improvements.

         The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.

                                              Year Ended December 31,
                                              -----------------------
                                                 1997          1996


Total Revenues                               $ 6,673,191   $ 6,376,534

Net loss                                     $(1,384,323)  $(2,564,233)

Basic and diluted net loss
    per share                                $      (.05)  $      (.43)

         On August 28, 1997, KP entered into a New Master Franchise Agreement with Domino's Pizza International, Inc. ("Domino's"), granting KP the exclusive right to develop and operate and to sub-license Domino's pizza stores and to operate a commissary for the Domino's system and the use of the Domino's and related marks in the operation of stores in Poland. IFFC had agreed that as a condition to the New Master Franchise Agreement it shall contribute or cause other entities to contribute to KP a minimum amount of $2,000,000 by December 31, 1997. As of December 31, 1997, IFFC had contributed $2,000,000 to KP. IFFC also agreed that any additional capital required above such amount will also be dedicated to KP as needed to permit KP to meet its development quotas. The term of the New Master Franchise Agreement will expire on December 31, 2003, and if KP is in compliance with all material provisions of the New Master Franchise Agreement, it may be extended for an additional ten (10) years in accordance with certain minimum development quotas which KP and Domino's may agree upon by execution of an amendment to the New Master Franchise Agreement.

         Under the terms of the New Master Franchise Agreement, KP shall be obligated to open 5, 6, 7, 8, 9, and 10 stores, respectively, beginning in 1998 and ending in the year 2003 for a total of 45 new stores. Of such stores, third party franchise stores shall not exceed 25% of the number of open and operating stores and all stores located in Warsaw, Poland shall be corporate stores.

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


YEAR-ENDED DECEMBER 31, 1997 VS YEAR-ENDED DECEMBER 31, 1996

RESULTS OF OPERATIONS

         Results of operations for the year ended December 31, 1997, include the results of KP and PKP, which were acquired in July 1997 in a transaction accounted for as a purchase. KP owns the exclusive master franchise rights and PKP owns the individual store franchises for Domino's pizza stores and a Domino's approved commissary in Poland.

         During the period from acquisition in July through December 31, 1997, KP and PKP generated $612,757 of store sales from their four Domino's pizza stores and incurred Food and Packaging Costs of $220,328, Payroll and Related Costs of $155,135, Occupancy and Other Operating Expenses of $259,150 and Depreciation and Amortization of $107,171. As a percentage of sales, Food and Packaging Costs were 36.0%, Payroll and Related Costs were 25.3%, Occupancy and Other Operating Expenses were 42.3% and Depreciation and Amortization were 17.5%. Since the acquisition was accounted for as a purchase, no amounts are included in the accompanying financial statements for the year ended December 31, 1996.

         For the year ended December 31, 1997 and December 31, 1996, IFFC generated Sales of $6,083,011 and $5,486,178, respectively which includes sales of $612,757 for the Domino's Pizza stores in 1997. Excluding the sales from Domino's Pizza stores in 1997 and miscellaneous revenue from both years, Burger King restaurant sales increased by .6% in U.S. dollar terms and 22.3% in Polish zloty terms, for the year ended December 31, 1997 as compared to the year ended December 31, 1996. The increase is primarily attributable to improved marketing and general improvements in the Polish economy.

         During the year ended December 31, 1997, IFFC incurred Food and Packaging Costs of $2,256,447, Payroll and Related Costs of $912,147, Occupancy and Other Operating Expenses of $1,569,744 and Depreciation and Amortization Expense of $781,367.

         Food and Packaging Costs applicable to Burger King restaurants for the year ended December 31, 1997 and 1996 were 41.9% and 42.7% of Restaurant Sales (exclusive of miscellaneous revenue), respectively. The .8% decrease as a percentage of Restaurant Sales is primarily attributable to improved product sourcing, the implementation of tighter cost controls, a decrease in custom duties and import tax on paper goods coupled with an increase in Restaurant Sales.

         Payroll and Related Costs applicable to Burger King restaurants for the year ended December 31, 1997 and 1996 were 16.9% and 15.2% of Restaurant Sales (exclusive of miscellaneous revenue), respectively. The 1.7% increase as a percentage of Restaurant Sales increased primarily as a result of an increase in the minimum wage rate and related benefits in Poland effective January 1, 1997, coupled with increased wages for managers and assistant managers.

         Occupancy and Other Operating Expenses applicable to Burger King restaurants for the year ended December 31, 1997 and 1996 were 29.2% and 28.7% of Restaurant Sales (exclusive of miscellaneous revenue), respectively. The .5% increase as a percentage of Restaurant Sales is primarily attributable to an increase in advertising expense, and repairs and maintenance.

         Depreciation and Amortization Expense applicable to Burger King restaurants as a percentage of Restaurant Sales (exclusive of miscellaneous revenue was 14.5% and 18.4% in the year ended December 31, 1997 and 1996, respectively. The 3.9% decrease as a percentage of restaurant sales is primarily attributable to the fully depreciated status of certain assets still in use.

         General and Administrative Expenses for the year ended December 31, 1997 (which include $96,384 applicable to KP and PKP) and 1996 were 32.3% and 28.3% of Sales, respectively. The 4.0% increase as a percentage of Sales is primarily attributable to increased office rent, legal and accounting services, and an approximate $250,000 increase in the provision for disputes with Polish Fiscal Authorities, see "Item 3. Legal Proceedings - Polish Fiscal Authority Disputes." Excluding the $96,384 of General and Administrative expenses applicable to KP and PKP and the non-recurring provision of $250,000, General and Administrative expenses applicable to Burger King restaurants were 30.0% and 29.0% for the year ended December 31, 1997. General and Administrative Expenses were comprised of executive and office staff salaries and benefits ("Salary Expense") $612,225; legal and professional fees, office rent, travel, telephone and other corporate expenses (including 250,000 non-recurring provision) ("Corporate Overhead Expense") $1,250,151, and depreciation and amortization $100,857. For the year ended December 31, 1996, General and Administrative Expense included Salary Expenses of $709,188; Corporate overhead expenses of $685,067, and depreciation and amortization of $156,874.

         For the year ended December 31, 1997, IFFC generated a net loss of $(1,252,850) or $(.05) per share of IFFC's Common Stock compared to a net loss of $(1,996,112), or $(.37) per share of IFFC's Common Stock for the year ended December 31, 1996. During the year ended December 31, 1997, IFFC recognized a non-recurring gain of $1,327,070 or $.05 per share of IFFC's Common Stock in connection with the settlement of the BKC Litigation.

         IFFC anticipates that it will continue to incur certain expenses in connection with its disputes with the Polish Fiscal Authorities. See "Item 3. Legal Proceedings - Polish Fiscal Authority Disputes" for a description of such matters.

For the year ended December 31, 1997 and 1996 Interest and Other Income was comprised as follows:

                                                    Year Ended December 31,
                                                    1997            1996
                                                 ----------      ---------

         Interest income                        $   263,714      $  51,949
         Management fee                              18,190         21,173
         Forgiveness of indebtedness                329,465            -
         All other, net                            (134,316)        25,014
                                                ------------     ---------
                                                $   477,053      $  98,136
                                                ============     =========

         All other, net includes various non-recurring charges and credits not specifically related to operating activity.

Interest Expense is comprised as follows:
                                                         Year Ended December 31,
                                                         -----------------------
                                                           1997           1996


         Interest Expense on Subordinated
               Convertible Debentures                  $ 248,040       $ 248,040

         Interest Expense on Note Payable
               to Litigation Funding                      73,767            -

         Interest Expense on 8% Convertible
               Promissory Notes                           16,178            -

         Amortization of Debt
               Issuance Costs                             74,304          33,256

         Accretion of discount on 11%
               Convertible Senior Subordinated
               Discount Notes                            354,588            -

         Interest Expense on Bank
               Facilities                                178,721         165,265
                                                       ---------       ---------
                        Total                          $ 945,598       $ 446,561
                                                       =========       =========

         Interest Expense exceeded Interest and Other Income by $468,545 and $348,425 for the year ended December 31, 1997 and 1996, respectively.

         IFFC's interest expense on bank facilities was $178,721 and $165,625 for the year ended December 31, 1997 and 1996, respectively. The $13,456 increase is attributable to higher borrowings under bank credit facilities during the current year.

LIQUIDITY AND CAPITAL RESOURCES

         IFFC's material commitments for capital expenditures in its restaurant and store business relate to the provisions of the BKC Development Agreement and the New Master Franchise Agreement with Domino's.

         On March 14, 1997, a new Development Agreement (the "BKC Development Agreement") was entered into between BKC and IFFC, which was then assigned by IFFC to IFFP on March 14, 1997; IFFC continues to remain liable for the obligations contained in the BKC Development Agreement. Pursuant to the BKC Development Agreement, IFFC has been granted the exclusive right until September 30, 2007 to develop and be franchised to operate Burger King restaurants in Poland with certain exceptions discussed below. Pursuant to the BKC Development Agreement, IFFC is required to open 45 Development Units during the term of the Agreement. Each traditional Burger King restaurant, in-line Burger King restaurant, or drive-thru Burger King restaurant shall constitute one unit. A Burger King kiosk restaurant shall, for purposes of the BKC Development Agreement, be considered one quarter of a unit. Pursuant to the BKC Development Agreement, IFFC is to open three Development Units through September 30, 1998, four units in each year beginning October 1, 1998 and ending September 30, 2001 and five units in each year beginning October 1, 2001 and ending September 30, 2007.

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

         On August 28, 1997, KP entered into a New Master Franchise Agreement with Domino's Pizza International, Inc. ("Domino's"), granting KP the exclusive right to develop and operate and to sub-license Domino's Pizza stores and to operate a commissary for the Domino's system and the use of the Domino's and related marks in the operation of stores in Poland. As a condition to the New Master Franchise Agreement, IFFC shall contribute or cause other entities to contribute to KP a minimum amount of $2,000,000 by December 31, 1997. As of December 31, 1997, IFFC had contributed $2,000,000 to KP. IFFC also agreed that any additional capital required above such amount will also be dedicated to KP as needed to permit KP to meet its development quotas. The term of the New Master Franchise Agreement will expire on December 31, 2003, and if KP is in compliance with all material provisions of the New Master Franchise Agreement, it may be extended for an additional ten (10) years in accordance with certain minimum development quotas which KP and Domino's may agree upon by execution of an amendment to the New Master Franchise Agreement.

         Under the terms of the New Master Franchise Agreement, KP shall be obligated to open 5, 6, 7, 8, 9, and 10 stores, respectively, beginning in 1998 and ending in the year 2003 for a total of 45 new stores. Of such stores, third party franchise stores shall not exceed 25% of the number of open and operating stores and all stores located in Warsaw, Poland shall be company owned stores.

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

         On November 5, 1997, the Company sold $27,536,000 11% Convertible Senior Subordinated Discount Notes Due October 31, 2007 (the "Notes") in a private offering. At December 31, 1997, the notes are comprised as follows :

         Face amount of notes at maturity                          $ 27,536,000

         Unamortized discount to be accreted as interest
         expense and added to the original principal
         balance of the notes over a period of three
         years                                                       (7,181,320)
                                                                  -------------

         Balance at December 31, 1997                              $ 20,354,680
                                                                  =============

         The Company received net proceeds of $17,662,174 after reduction of the face of the notes for unamortized discount of $7,535,908 and placement costs in the amount of $2,337,918. In addition to the placement costs incurred the, Company also issued to the placement agent 500,000 shares of Common Stock which were valued at $150,000.

         The Notes mature on October 31, 2007, and interest is payable semi-annually, in cash, on April 30 and October 31 of each year, commencing April 30, 2001.

         The Notes are redeemable at the option of the Company, in whole or in part, at any time or from time to time on and after October 31, 2002 ; initially at 105.5% of their Accreted Value on the date of redemption, plus accrued interest, declining ratably to 100% of their principal amount, plus accrued interest, on and after October 31, 2006.

         The Notes are convertible, at the option of the holder, into Common Stock at any time after November 5, 1998. The number of shares of Common Stock issuable upon conversion of the Notes is equal to the accreted value of the Notes being converted, on the date of conversion, divided by $.70 (the "Conversion Ratio"), subject to adjustment in certain events. Accordingly, the number of shares of Common Stock issuable upon conversion of the Notes will increase as the Accreted Value of the Notes increases. In addition, (a) if the closing sale price (the "closing price") of the Common Stock on the Nasdaq National Market or other securities exchange or system on which the Common Stock is the traded or (b) if not so traded, then the best bid offered price on the OTC Bulletin Board Service (the "BBS") on the days when transactions in the Common Stock are not effected, or on such days as transactions are effected on the BBS, the highest price at which a trade was executed, during any period described below has exceeded the price for such period for at least 20 consecutive trading days (the "Market Criteria Period"), and a registration statement with respect to the resale of Common Stock to be issued upon conversion of the Notes is effective, all of the Notes will be automatically converted into Common Stock at the close of business on the last day of the Market Criteria Period;

provided, however, that if the Market Criteria is satisfied during the third year after the closing date of the offering, the conversion will occur only if the Closing Price or OTC Price, as applicable, of the Common Stock is at least $2.80 on such date :

               12 Months Beginning              Closing Sale Price
               -------------------              ------------------

               October 31, 1999                      $  2.80

               October 31, 2000                      $  3.25

         The Company is obligated to cause to be declared effective, before November 5, 1998, a registration statement registering the resale of the shares of Common Stock to be issued upon conversion of the Notes. In the event a registration statement is not declared effective by such date, the denominator of the Conversion Ratio will be decreased by $.15 from $.70. If such registration statement is declared effective but, subject to certain exceptions, thereafter ceases to be effective, then IFFC is obligated to pay certain liquidated damages to the holders of the Notes ranging from 1/2% to a maximum of 5.0% of the principal balance of such Notes, depending upon the length of the period of time the registration statement is not effective.

         In the event of a change of control, as defined in the Convertible Senior Subordinated Discount Notes Indenture (the "Indenture"), the holders of the Notes will have the right to require the Company to purchase the Notes at a purchase price of 101% of their accreted value on the date of such purchase, plus accrued interest.

         The Indenture contains certain covenants which among other things, restrict the ability of IFFC and its Restricted Subsidiaries (as defined in the Indenture) to: incur additional indebtedness; create liens, pay dividends or make distributions in respect to their capital stock; make investments; or make certain other restricted payments; sell assets, issue or sell stock of Restricted Subsidiaries; enter into transactions with stockholders or affiliates; engage in unrelated lines of business; or consolidate, merge, or sell all or substantially all of their assets. In addition, Mitchell Rubinson must remain the Company's Chief Executive Officer.

         IFFC anticipates that it will continue to incur certain expenses in connection with its disputes with the Polish Fiscal Authorities. See "Item 3. Legal Proceedings - Polish Fiscal Authority Disputes" for a description of such matters and IFFC's best estimates of the expenses IFFC anticipates incurring and the timing of such expenses.

         On May 17, 1996, IFFC's Common Stock was deleted from the NASDAQ SmallCap Market and has traded on the over the counter market (Electronic bulletin board) since that date.

         To date, IFFC's business operations have been principally financed by proceeds from public offerings of IFFC's equity and debt securities, private offerings of equity and debt securities, proceeds from various bank credit facilities, proceeds from the sale of certain equity securities, the BKC Settlement Agreement, and proceeds from the private sale of the 11% Convertible Senior Subordinated Discount Notes.

         The June 15, 1996, December 15, 1996, and June 15, 1997 dividend payments with respect to the series A 6% Convertible Preferred Stock were not declared or made on their respective due dates. As of December 31, 1996, $229,440 of preferred dividends were in arrears. On December 15, 1997, the Company issued 549,865 shares of Common Stock valued at $401,401 in payment of the December 15, 1997 dividend and all dividends in arrears as of that date. At December 31, 1997, no dividends were in arrears.

         In June 1996, after considering various alternatives, including the market price for the Company's Common Stock, its trading volume and various time constraints, the Board of Directors authorized the issuance of 2,200,000 shares of the Company's Common Stock for a total purchase price of $110,000 to Mitchell Rubinson and his wife Edda. The Company used the proceeds from the sale of the shares for payment of interest on the Company's 9% Convertible Subordinated Debentures.

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

         In December 1996, IFFC had outstanding an interest payment of approximately $125,000 in connection with its 9% Convertible Subordinated Debentures and additional working capital needs. After considering various alternatives and factors, the Board of Directors of IFFC authorized the sale of 1,500,000 shares of common stock of IFFC to Marilyn Rubinson, at $.10 per share.

         In January 1997, Mr. Rubinson and his wife, Marilyn Rubinson, Jaime Rubinson and Kim Rubinson, purchased $100,000, $300,000, $50,000 and $50,000 aggregate principal amount of convertible promissory notes, respectively. The notes bore interest at 8% per annum and were to mature on January 13, 1999. The notes were converted into shares of the Company's Common Stock at $.10 per share. The proceeds from the sale of the notes were used to fund the cost and expenses in connection with the Company's litigation against BKC and general working capital. In June, 1997 the $500,000 principal amount of the convertible promissory notes was converted into 5,000,000 shares of Common Stock.

         On March 14, 1997, IFFC issued a promissory note in the original principal amount of $2,198,494 to Litigation Funding, Inc. ("Funding") as partial payment of amounts due to Funding in connection with the settlement of the BKC Litigation.

         On July 14, 1997, IFFC and Acquisition Sub entered into a Merger Agreement with Funding and Mitchell and Edda Rubinson, the sole shareholders of Funding. Under the terms of the Agreement, Funding was merged with and into Acquisition Sub. The 25,909,211 shares of common stock of the Company received by the Funding shareholders was determined by dividing the $3,021,014 value assigned to Funding by the book value per share ($.1166) of the Company's common stock as of June 30, 1997, before reduction for the liquidation preference applicable to the outstanding shares of Preferred Stock.

         The value assigned to Funding represents (i) the $2,198,494 plus accrued interest owed to Funding by the Company pursuant to a promissory note and (ii) $750,000 which represents seventy-five percent (75%) of the value attributable to the BKC Development Agreement. Funding was entitled to receive seventy-five percent (75%) of the litigation proceeds, as defined, under its prior agreements with the Company.

         As of December 31, 1997 and March 23, 1998, the Company had $643,889 and $228,390, respectively, in Polish bank accounts with substantially all of such funds held as U.S. dollar denominated deposits. Substantially all of the Company's remaining cash including the net proceeds of the private placement is held in U.S.dollar accounts in U.S. Banks.

         IFFC has also financed its operations through the use of credit facilities, which credit facilities are described below.

         On September 30, 1996, PKP entered into a revolving credit facility with Amerbank totaling 100,000 zlotys (approximately $28,460 at December 31, 1997 exchange rates). The credit facility matures on March 30, 1998 and bears interest at a monthly adjusted rate. The note is secured by the guarantee of IFFC. As of December 31, 1997 and March 23, 1998, the outstanding balance on the credit facility was $15,772 and $28,682, respectively. The balance of the credit facility was paid in full on March 30, 1998.

         As of January 28, 1993, IFFP entered into a revolving credit facility with American Bank of Poland S.A. ("AmerBank") totaling 300,000 zlotys. Borrowings under the January 28,1993 AmerBank credit facility are secured by a guarantee of IFFC and bear interest at a monthly adjusted variable rate approximately equal to AmerBank's prime rate. Borrowings under the January 28, 1993 AmerBank credit facility were repayable as of January 28, 1996. On April 12, 1996, the credit facility was amended as follows: (i) credit available was immediately decreased to 200,000 zlotys (approximately $56,915 at December 31, 1997 exchange rates), and (ii) in March 1997, the credit facility was further amended to 100,000 zlotys (approximately $28,458 at December 31, 1997 exchange rates). The credit facility matures on March 31, 1998. As of December 31, 1997 and March 23, 1998, the outstanding balance on the credit facility was $15,223 and $13,679, respectively. The balance of the credit facility was paid in full on March 30, 1998.

         As of February 23, 1994, IFFC terminated a credit facility created on February 12, 1993 and entered into a new $1,000,000 credit facility with AmerBank. The new credit facility was structured as a revolving credit facility through May 31, 1994. During this initial period, draws could be made in minimum increments of $40,000 to purchase, and were secured by, furniture, equipment and related items for restaurants. During the initial period, interest accrued on the outstanding balance at a rate of 12% per annum and was due and payable quarterly. As of July 31, 1994, the outstanding balance under the credit facility became due and payable at a rate of $90,000 plus interest every three months with any principal outstanding as of April 30, 1996 immediately due and payable. On November 7, 1996 AmerBank agreed to amend the credit facility so that the outstanding principal balance becomes due and payable at a rate of $100,000 on March 31, 1997, $100,000 on June 30, 1997 and $110,000 on September
30, 1997 plus interest every three months. The balance of the credit facility was paid in full on September 30, 1997.

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

         On December 28, 1995, IFFC increased its equity interest in IFFP from 80% to 85% by purchasing from the minority shareholder 5% (25% of the minority holdings) of the outstanding capital stock of IFFP in exchange for a $500,000 non-interest bearing obligation due in full on December 28, 1996. The obligation was paid in full in June 1997.


IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

         The accounts of IFFC's Polish subsidiaries are maintained using the Polish zloty.

         The official currency in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. At December 31, 1997, the exchange rate was 3.514 zlotys per dollar.

         IFFC's restaurant and store operations are conducted in Poland. The Polish economy has historically been characterized by high rates of inflation and devaluation of the Polish zloty against the dollar and European currencies. However, in the years ended December 31, 1996 and 1997, the rates of inflation and devaluation improved. For the years ended December 31, 1993, 1994, 1995, 1996, and 1997 the annual inflation rate in Poland was 35%, 32%, 21.6%, 19.5%, and 13.0% respectively, and as of December 31, 1993, 1994, 1995, 1996, and 1997 the exchange rate was 2.134, 2.437, 2.468, 2.872, and 3.514 zlotys per dollar, respectively. Payment of interest and principal on the 9% Convertible Subordinate Debentures, 11% Convertible Senior Subordinated Discount Notes and payment of franchise fees to BKC and DPI for each restaurant and store opened are in United States currency. Additionally, IFFC is dependent on certain sources of supply which require payment in European or United States currencies. Since IFFC's revenues from operations will be in zlotys, IFFC is subject to the risk of currency fluctuations. IFFC has and intends to maintain substantially all of its unutilized funds in United States or Western European currency denominated securities and/or European Currency Units. There can be no assurance that IFFC will successfully manage its exposure to currency fluctuations or that such fluctuations will not have a material adverse effect on IFFC.

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


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         On January 5, 1998, the Company advised Moore Stephens Lovelace, Roby, P.L. ("Moore Stephens") that it would not be appointed as the Company's auditors for the year ended December 31, 1997. During the most recent fiscal year and subsequent interim period through January 5, 1998, there have been no disagreements with Moore Stephens on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, or any reportable events. The Company has received from Moore Stephens a letter addressed to the Securities and Exchange Commission stating that it agrees with the statements made by the Company. On January 8, 1998, the Board of Directors of the Company appointed Arthur Andersen LLP as independent auditors of the Company for the fiscal year ended December 31, 1997.


                                    PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors

         The executive officers and directors of the Company are as follows:



         Name                                        Age                        Position
         ----                                        ---                        --------
Mitchell Rubinson(1)(2)(3)................           50              Chairman of the Board, Chief Executive
                                                                     Officer and President

Leon Blumenthal...........................           56              Senior Vice President, Chief Operating Officer
                                                                     and General Manager

James F. Martin, CPA......................           37              Chief Financial Officer, Treasurer and Director

Mark Rabinowitz, M.D.(1)(2)(3)............           49              Director

Larry H. Schatz, Esq.(1)(2)(3)............           52              Vice Chairman of the Board


----------------

(1)  Member of the Audit Committee
(2)  Member of the Stock Option Committee
(3)  Member of the Nomination Committee

         Mitchell Rubinson has served as the Chairman of the Board, Chief Executive Officer and President of the Company since its incorporation in December 1991. Mr. Rubinson served as the Chairman of the Board, Chief Executive Officer and President of Capital Brands, Inc. ("Capital Brands") from March 1988 to April 26, 1996 and served as the Treasurer of Capital Brands from March 1992 to April 1993. Mr. Rubinson served as the Chairman of the Board, Chief Executive Officer and President of QPQ Corporation, from July 1993 to May 1997.

         Leon Blumenthal has served as the Senior Vice President and Chief Operating Officer of IFFC and Managing Director of IFFP and President of the Polish subsidiaries since March 1995. Mr. Blumenthal served as General Manager of Hanna Holding Fast Foods from January 1991 to March 1994. As General Manager, Mr. Blumenthal was responsible for the operation of 20 Burger King restaurants within Denmark, Sweden and Norway. From 1986 to 1990, Mr. Blumenthal owned and operated two franchised restaurants of C&M Foods, Inc., d/b/a Bojangles Chicken & Biscuits in Lilburn, Georgia. From 1966 to 1982, Mr. Blumenthal held various positions with Burger King Corporation and its franchisees.

         James F. Martin, CPA, Vice President, Chief Financial Officer, Treasurer and Director of the Company since May 1997 and, Director of Finance for IFFP and PKP from November 1993 through February 1995. Mr. Martin served as Chief Financial Officer of QPQ Corporation from October 1996 to May 1997. From May 1995 through September 1996, Mr. Martin was a 50% owner in an information systems and software consulting company located in South Florida. Additionally, Mr. Martin has nine years of commercial banking experience.

         Mark Rabinowitz, M.D. has served as a director of the Company since January 1996. Since 1983, Dr. Rabinowitz' principal occupations have been serving as a medical doctor for and the Vice President of Jose E. Gilbert and Mark Rabinowitz MDS, P.A. and serving as a medical doctor for the President of Women's Centre for Health, Inc. Dr. Rabinowitz served as a director of QPQ Corporation from January 1996 to May 1997.

         Larry H. Schatz, Esq. has served as Vice Chairman of the Board of the Company since July 1997. Mr. Schatz has served as "of counsel" for the law firm of Grubman Indursky & Schindler P.C. from January 1996. From 1991 through 1995 Mr. Schatz worked as an attorney in private practice. Mr. Schatz has a J.D. from Brooklyn Law School and a B.A. from The City University of New York.

         The Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board. The Company directors hold office until the next annual meeting of shareholders or until their successors have been duly elected and qualified. The Company reimburses all directors for their expenses in connection with their activities as directors of the Company. It is anticipated that the directors will make themselves available to consult with the Company's management. Directors of the Company who are also employees of the Company will not receive additional compensation for their services as directors. Mr. Schatz receives $25,000 per annum for serving as Vice Chairman of the Board. In connection with the issuance of the Company's 11% Convertible Senior Subordinated Discount Notes (the "CSS Notes"), the Company obtained and is the beneficiary of a $22,000,000 key man life insurance policy on the life of Mr. Rubinson. Under the terms of the Company's CSS Notes, the Company shall nominate one individual designated by the holders of the CSS Notes to serve as a director of the Company. In addition, under the terms of the CSS Notes, Mr. Rubinson has agreed to vote his shares in favor of such nominee. As of such date, the CSS Note holders have not nominated someone to serve as a director.


Meetings and Committees of the Board of Directors

         During the Company's fiscal year ended December 31, 1997, the Company Board of Directors took action thirteen (13) times by unanimous written consent and had 2 meetings.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representation that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners have been complied with.

Item 10. Executive Compensation.

Summary Compensation Table

         The following table sets forth the aggregate compensation paid to the Named Executive Officer (as defined below). None of the company's other executive officers total annual salary and bonus for the year ended December 31, 1997 was $100,000 or more.



                                                                                Long Term
                                                 Annual Compensation(1)         Compensation
                                                 ---------------------          ------------
                                                                                Number of
   Name and                Fiscal                    Other Annual               Options            All Other
Principal Position          Year       Salary        Compensation               Granted(2)       Compensation
------------------         ------      ------        ------------               ----------       -------------
Mitchell Rubinson,         1997        $192,163        $14,216(6)                 (4)
Chief Executive Officer    1996        $181,093        $12,993(5)
                           1995        $159,976        $15,223(3)

----------------------

(1) The columns for "Bonus," "Restricted Stock Awards" and "LTIP Payouts" have been omitted because there is no compensation required to be reported in such columns.

(2) See "Aggregated Fiscal Year-End Options Value Table" for additional information concerning options granted.

(3) Represents an automobile allowance of $12,000 and medical insurance premiums of $3,223.

(4) As of July 1, 1997 each of the options held by Mr. Rubinson was amended to reduce the stated exercise price therein to the fair market value of the Common Stock on such date ($.40).

(5) Represents an automobile allowance of $12,000 and medical insurance premiums of $993.

(6) Represents an automobile allowance of $12,000 and medical insurance reimbursement of $2,216.


Employment Agreements

         On November 7, 1996, IFFC amended its employment agreement with Mr. Rubinson, extending his employment term until December 31, 1999. The amended agreement also provides for a minimum annual salary of $183,012.50 during the first year, subject to a 10% annual increase for each of the remaining two years. The agreement further provides that Mr. Rubinson will serve as Chairman of the Board, Chief Executive Officer and President during the term of the agreement. Additionally, Mr. Rubinson is entitled to receive an annual incentive bonus in the amount of 2.5% of IFFC's net income, after tax. Pursuant to his employment agreement, Mr. Rubinson is required to devote such portion of his business time to IFFC as may be reasonably required by IFFC's Board of Directors. Mr. Rubinson is entitled to four weeks of paid vacation during the first year of the initial term and six weeks of paid vacation during any subsequent year of his employment with IFFC. For each day of vacation that Mr. Rubinson elects not to take, under the employment agreement, IFFC will pay him an amount of money equal to the quotient of his then annual salary divided by
260. Mr. Rubinson's employment agreement requires that he not compete or engage in any business competitive with IFFC's business for the term of the agreement and for one year thereafter. Mr. Rubinson is, in addition to salary, entitled to certain fringe benefits including an automobile allowance. Mr. Rubinson's employment agreement provides for certain payments in the event his employment is terminated by reason of his death or disability and a severance payment of twice the minimum annual salary then in effect plus the incentive bonus paid in the prior year, in the event his employment is terminated by IFFC without cause. Mr. Rubinson's employment agreement does not provide for a severance payment in the event his employment is terminated for cause.

         IFFC's employment agreement with James F. Martin, effective July 1, 1997, provides that he will serve as Chief Financial Officer of IFFC and/or that of its subsidiaries or affiliates, for an initial term of three years, which IFFC may extend for up to two additional years. His annual salary for the first year is $85,000. Pursuant to his employment agreement, Mr. Martin is required to devote his full business time, attention and best efforts to the performance of his duties under the employment agreement. Mr. Martin is entitled to three weeks of paid vacation during any year of employment. Mr. Martin is also entitled to an automobile allowance of $400 per month. However, Mr. Martin shall be responsible for all associated expenses relating to such automobile, including, without limitation, insurance, gas and repairs. Mr. Martin is eligible to receive stock option grants under IFFC's Stock Option Plans in the discretion of IFFC's Board of Directors or Option Committee. IFFC has granted Mr. Martin stock options to acquire 100,000 shares of IFFC's Common Stock at an exercise price of $.40 per share, such options to be exercisable in whole or in part and cumulatively as follows, provided in each case that Mr. Martin is an employee of IFFC on the date of exercise: (i) twenty percent (20%) one year after the effective date of the employment agreement; (ii) sixty percent (60%) two years after the effective date of the employment agreement; and (iii) one hundred percent (100%) three years after the effective date of the employment agreement. In the event Mr. Martin is required to move to Poland, IFFC shall provide Mr. Martin an appropriate housing allowance, to be determined at that time. Mr. Martin's employment agreement provides for a payment of $20,000 in the event his employment is terminated by reason of his death or disability and a severance payment in the event Mr. Martin's employment is terminated without cause, such severance to be calculated as follows: (i) July 1, 1997 through June 30, 1998, a $20,000 severance amount; (ii) July 1, 1998 through June 30, 1999, a $15,000 severance amount; and (iii) July 1, 1999 through June 30, 2000, a $10,000 severance amount. Mr. Martin's employment agreement does not provide for a severance payment in the event his employment is terminated for cause. Mr. Martin's employment agreement requires that he not compete or engage in any business competitive with IFFC's business for the term of the agreement and for a period of two years thereafter.

         IFFC and IFFP executed an employment agreement with Leon Blumenthal, effective July 1, 1997, which provides that he will serve as IFFC's Senior Vice President, Chief Operating Officer and General Manager, and shall serve as the President of IFFP and KP for an initial term of three years, which IFFC may extend for up to an additional two years. His annual salary for the first year is $100,000. Additionally, under the terms of the employment agreement, Mr. Blumenthal shall be eligible to receive stock option grants under IFFC's Stock Option Plans in the discretion of IFFC's Board of Directors or Option Committee. IFFC granted Mr. Blumenthal stock options to acquire 100,000 shares of IFFC's Common Stock at an exercise price of $.40 per share, such options to be exercisable in whole or in part and cumulatively according to the following schedule: (i) twenty percent (20%) one year after the effective date of the employment agreement; (ii) sixty percent (60%) two years after the effective date of the employment agreement; and (iii) one hundred percent (100%) three years after the effective date of the employment agreement. Mr. Blumenthal is, in addition to salary, entitled to certain fringe benefits including an automobile to use in connection with the performance of his duties under the agreement. Mr. Blumenthal shall be entitled to three weeks of paid vacation during his employment. Mr. Blumenthal's employment agreement provides for a payment of $25,000 in the event his employment is terminated by reason of his death or disability and, in the event his employment is terminated without cause, Mr. Blumenthal is entitled to a severance payment as follows: if the termination occurs (i) on or prior to July 1, 1998, the severance amount will be $25,000; (ii) after July 1, 1998 but on or prior to July 1, 1999, the severance amount will be $20,000; and (iii) after July 1, 1999, the severance amount will be $15,000. Mr. Blumenthal's employment agreement does not provide for a severance payment in the event his employment is terminated for cause. Mr. Blumenthal's employment agreement requires that he not compete or engage in any business competitive with IFFC's business for the term of the agreement and for two years thereafter.

Aggregated Fiscal Year-Ended Options Value Table

         The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officer as of December 31, 1997. No stock options were exercised by the Named Executive Officers during the year ended December 31, 1997. No stock appreciation rights were granted or are outstanding.



                           Number of Unexercised Options Held          Value of Unexercised In-the-Money Options
                                 at December 31, 1997(1)                         at December 31, 1997
                           ----------------------------------------    -----------------------------------------
      Name                 Exercisable                Unexercisable    Exercisable                 Unexercisable
      ----                 -----------                -------------    -----------                 -------------
Mitchell Rubinson            150,000                         0          $ 3,000                      $   0



(1) The closing bid quotation for the Company's Common Stock as reported by the National Association of Securities Dealers on December 31, 1997 was $.42 and $.51 on March 24, 1998.

OPTION REPRICINGS

     Since the Company's inception, the Company has issued, pursuant to the terms of the 1993 Stock Option Plan and 1993 Directors Stock Option Plan, a number of stock options to directors, executive officers and key employees. See "SECURITY OWNERSHIP" for more information regarding the options granted to Mitchell Rubinson. As of July 1, 1997 the exercise price of each of the stock options granted by the Company was above the fair market value of the Common Stock underlying the stock options. In an effort to provide the holders of the stock options additional incentive to use their best efforts on behalf of the Company, as of July 1, 1997 the stock option agreements between the Company and Mitchell Rubinson were amended to reduce the exercise stated therein to the fair market value of the underlying Common Stock on such date ($.40).

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of March 20, 1998, the number of shares of Common Stock of the company which were owned beneficially by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director and nominee for director, (iii) the Chief Executive Officer and the Chief Financial Officer of the Company (collectively, the "Named Executed Officer") and (iv) all directors and executive officers of the Company as a group:

                                                                                                  Percentage of
                                                                    Amount and Nature of           Outstanding
         Name and Address of Beneficial Owner(1)                    Beneficial Ownership         Shares Owned(2)
         ---------------------------------------                    --------------------         ---------------
         Mitchell Rubinson and  Edda Rubinson.....................       30,559,211(3)                68.2%

         Marilyn Rubinson.........................................        4,750,000                   10.6%

         Joel Hirschhorn..........................................        2,370,000                    5.3%

         Dr. Mark Rabinowitz......................................          136,197(4)                    *

         James F. Martin..........................................          106,000(5)                    *

         Larry H. Schatz..........................................           50,000(6)                    *

         Leon Blumenthal..........................................          100,000(7)                    *

         All directors and executive officers as a group
         (five persons)...........................................       30,951,408(8)                69.3%


------------------------------
 *       Less than 1%.

(1) The address of each of the listed beneficial owners identified is c/o 1000 Lincoln Road, Suite 200, Miami Beach, Florida 33139. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Proxy Statement upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised. As of March 24, 1998 there were 44,641,247 shares of Common Stock outstanding.

(3) Such figure includes options to purchase 150,000 shares of Common Stock granted to Mr. Rubinson pursuant to the Company's 1993 Stock Option Plan that are immediately exercisable at an exercise price of $.40. Such figure includes 80,000 outstanding shares of Common Stock presently owned by Mitchell and Edda Rubinson which are subject to an option granted to Whale Securities Co., L.P. ("Whale") to purchase at any time until August 30, 1998 at a purchase price of $5.50 per share (the "Rubinson/Whale Option").

(4) Such figure includes options to purchase 50,000 shares of Common Stock granted to Dr. Rabinowitz that are immediately exercisable at an exercise price of $.40.

(5) Such figure includes options to purchase 100,000 shares of Common Stock granted to Mr. Martin pursuant to an employment agreement that vest over a three (3) year period beginning in July 1998 at an exercise price of $.40.

(6) Such figure includes options to purchase 50,000 shares of Common Stock granted to Mr. Schatz that are immediately exercisable at an exercise price of $.40.

(7) Such figure includes options to purchase 100,000 shares of Common Stock granted to Mr. Blumenthal pursuant to an employment agreement that vest over a three (3) year period beginning in July 1998 at an exercise price of $.40.

(8) See Notes (3)-(7) above.


Item 12. Certain Relationships and Related Transactions.

         In January 1997, after considering various alternatives, including the market price for IFFC's Common Stock, its trading volume, various time constraints, and the unavailability of funds from other sources, the disinterested Directors of IFFC authorized the sale of $100,000, $300,000, $50,000 and $50,000 aggregate principal amount of convertible promissory notes to Mitchell Rubinson and his wife Edda, Marilyn Rubinson, Jaime Rubinson and Kim Rubinson, respectively. The notes bore interest at 8% per annum and were to mature on January 13, 1999. The notes are convertible into shares of IFFC's Common Stock at $.10 per share. The proceeds from the sale of the notes were used to fund the cost and expenses in connection with the Company's litigation against BKC and general working capital. In June 1997, the $500,000 principal amount of the convertible promissory notes was converted into 5,000,000 shares of Common Stock.

         On March 14, 1997, IFFC issued a promissory note in the original principal amount of $2,198,494 to Funding as partial payment of amounts due to Funding in connection with the settlement of the BKC litigation. The note bore interest at prime plus 1%, was payable in full on December 31, 1998, and was prepayable in whole or in part at anytime, without penalty. On July 14, 1997, IFFC and Acquisition Sub entered into a Merger Agreement with Funding and Mitchell and Edda Rubinson, the sole shareholders of Funding. Under the terms of this Agreement, Funding was merged with and into Acquisition Sub, and 25,909,211 shares of IFFC's Common Stock were issued to such shareholders of Funding. The exchange ratio was based on a valuation by the disinterested Directors of the amount owed to Funding under the prior litigation financing agreements between IFFC, IFFP and Funding and the value of Funding's rights to proceeds of the settlement with BKC. The promissory note previously issued to Funding was assumed by IFFC by virtue of the merger with Funding.

         All of the foregoing transactions were authorized by the disinterested directors of IFFC. Under the terms of the Indenture, subject to certain exceptions, IFFC will not, and will not permit any Restricted Subsidiary to, enter into, renew or extend any transaction with any holder of 5% or more of any class of capital stock of IFFC or with any Affiliate of IFFC or any Restricted Subsidiary, except upon fair and reasonable terms no less favorable than could be obtained in an arm's length transaction.

                                                      PART IV

Item 13. Exhibits, Lists and Reports on Form 8-K.



      (a)         Exhibits:

                  (i)      General

                  Exhibit          Description
                  -------          -----------
                      3.1          IFFC's Articles of Incorporation(1), as amended(12,20)
                      3.2          IFFC's Bylaws(1)
                      4.1          Specimen Common Stock Certificate(1)
                      4.2          Warrant Agreement, dated May 21, 1992, between IFFC and Whale Securities
                                   Co., L.P. ("Whale")(1)
                      4.3          Form of Indenture relating to 9% Convertible Subordinated Debentures Due 2007
                                   (including form of Debenture)(2)(4.3)(3)
                      4.4          Form of Warrant Agreement, dated December 28, 1992, between IFFC and
                                   Whale(4.4)(2)
                      4.5          Warrant Agreement, dated January 14, 1994,
                                   between IFFC and Continental Stock Transfer &
                                   Trust Company, including form of Warrants(8)
                      4.6          Unit Certificate(8)
                      4.7          Series A 6% Convertible Preferred Stock Certificates(12)
                     10.1          Development Agreement, dated as of September 24, 1991, between Capital
                                   Brands, Mitchell Rubinson and BKC (including form of Burger King Franchise
                                   Agreement) (the "Development Agreement")(1)
                     10.2          Modification of Development Agreement, dated as of March 26, 1992, between
                                   BKC, Capital Brands, Mitchell Rubinson and IFFC(1)
                     10.3          Assignment and Assumption Agreement, dated as of March 26, 1992, between
                                   BKC, Capital Brands and IFFC assigning the Development Agreement to
                                   IFFC(1)
                     10.4          IFFC's 1992 Stock Option Plan(1)
                     10.5          IFFC's 1992 Directors Stock Option Plan(1)
                     10.6          Employment Agreement, dated February 1, 1993, between IFFC and Stephen R.
                                   Goth(4)
                     10.7          Amendment, dated December 12, 1995, to credit facility, dated May 20, 1994, between IFFC and Bank Handlowy (15)
                     10.8          Product Distribution Agreement, dated September 21, 1994, between IFFC and Logistic and Distribution Systems Sp.zo.o(10.2)(13)
                     10.9          Form of Indemnification Agreement between IFFC and each of IFFC's Directors and Executive Officers(1)
                     10.10         Agreement to Assign Litigation Proceeds, dated as of January 25, 1996, among IFFC,
                                   IFFP and Funding, with exhibits including the Escrow Indemnity Agreement among IFFC, IFFP,
                                   Funding and Escrow Agent(10.1)(16)
                     10.11         Amendment, dated August 31, 1995, to credit facility, dated January 28, 1993, between
                                   IFFP and AmerBank (15)
                     10.12         Restaurant Site Lease, dated October 26, 1992, between IFFC and the Municipal Houses
                                   Administration(2)






                     10.13         Restaurant Site Lease, dated September 24, 1991, between Kolmer and the Warsaw District
                                   Authorities-Scrodmicscie, including appendix to the lease agreement, dated September 7,
                                   1992, between IFFC and the District Authorities Warzawa-Scrodmicscie(2)
                     10.14         Franchise Agreement, dated September 17, 1992, between IFFC and BKC(2)
                     10.15         Franchise Agreement, dated September 17, 1992, between IFFC and BKC(2
                     10.16         Franchise Agreement, dated December __, 1992, between IFFC and BKC(4)
                     10.17         Schedule of Franchise Agreements(12)
                     10.18         Litigation Fee Agreement, dated April 7, 1996, among Joel Hirschhorn, P.A., IFFC and IFFP (15)
                     10.19         Amendment, dated October 30, 1995, to credit facility, dated January 28, 1993, between
                                   IFFP and AmerBank (15)
                     10.20         Credit Facility, dated February 1, 1996, between IFFP and AmerBank (15)
                     10.21         Intentionally Omitted
                     10.22         Credit Facility, dated February 11, 1993, between IFFC and Credit Suisse(4)
                     10.23         Credit Facility, dated February 12, 1993, between IFFC and AmerBank in Poland S.A.(4)
                     10.24         Credit Facility, dated January 28, 1993, between IFFC and AmerBank in Poland
                                   S.A.(4)
                     10.25         Employment Agreement, dated as of January 28, 1992, between IFFC and
                                   Mitchell Rubinson, as amended(19.1)(5)
                     10.26         Restaurant Site Sublease, dated December 21, 1992, between IFFC and Dantex, amending that restaurant site sublease, dated August 5, 1992, between IFFC and Dantex(19.2)(5)
                     10.27         Franchise Agreement, dated June 28, 1993, between IFFC and BKC(10.1)(6)
                     10.28         Consulting Agreement, effective as of July 25, 1993, between IFFC and IPC(10.2)(6)
                     10.29         Stock Option Agreement, effective as of July 25, 1993, between IFFC and
                                   IPC(10.3)(6)
                     10.30         Key Man Life Insurance Policy, dated August 7, 1993, insuring life of Mitchell Rubinson with IFFC as beneficiary(10.1)(7)
                     10.31         Agreement dated June 8, 1995, to purchase the sublease rights relating to
                                   Dantex(10.1)(14)
                     10.32         Restaurant Site Lease and Lease Option Agreement, dated January 17, 1994, between
                                   PTTK, IFFC and IPC(8)
                     10.33         Restaurant Site Sublease, dated January 17, 1994, between Ambrozja, IFFC and IPC(8)
                     10.34         Restaurant Site Sublease, dated January 17, 1994, between Hofmokl, IFFC and IPC(8)
                     10.35         Restaurant Site Master Lease Agreement, dated May 21, 1993, between IFFC and Centrum(8)
                     10.36         Restaurant Site Lease, dated December 24, 1993, between IFFC and Centrum(8)
                     10.37         Restaurant Site Lease, dated November 16, 1993, between IFFC and Jan Kosmowski, Justine
                                   Irene Kosmowski and Krysztof Kosmowski(8)
                     10.38         Restaurant Site Lease, dated January 10, 1994, between IFFC and Multico(8)
                     10.39         Stock Option Agreement, dated as of May 21, 1992, between IFFC and Mitchell Rubinson(8)
                     10.40         Stock Option Agreement, dated as of February 1, 1993, between IFFC and Steven R. Groth(8)
                     10.41         Stock Option Agreement, dated as of February 1, 1993, between IFFC and Mitchell Rubinson(8)






                     10.42         Registration Rights Agreement, dated as of August 31, 1993, between IFFC and
                                   Whale(8)
                     10.43         Restaurant Site Lease, dated January 19, 1994, between IFFC and Garrison Flats
                                   Administration(8)
                     10.44         First Amendment to Consulting Agreement, dated July 27, 1994, between IFFC and IPC(10)
                     10.45         Second Amendment to Consulting Agreement, effective as of January 1, 1995, between IFFC and IPC(12)
                     10.46         Management Agreement, dated January 1, 1995, between IFFC and IFFP(12)
                     10.47         Consulting Agreement, dated as of July 27, 1994, between IFFC and Capital Brands(10)
                     10.48         Amendment No. 2 to Employment Agreement, dated March 31, 1995, between
                                   IFFC and Mitchell Rubinson(12)
                     10.49         Credit Facility, dated February 23, 1994, between IFFC and American Bank in Poland,
                                   S.A.(12)
                     10.50         Credit Facility, dated May 30, 1994, between IFFC and Bank
                                   Handlowy(10.1)(10)
                     10.51         Office Site Lease, dated November 25, 1993, between IPC and Cogik and Amendment to Office
                                   Site Lease, dated September 9, 1994, between IPC and Cogik(12)
                     10.52         Restaurant Site Lease, between IFFC and Centrum [Katowicz 2](10.1)(11)
                     10.53         First Amendment to Restaurant Site Lease, dated February 24, 1994, between
                                   IFFC and Jan Kosmowski, Justine Kosmowski and Krysztof Kosmowski(12)
                     10.54         Second and Third Amendment to Restaurant Site Lease, dated May 9, 1994, between IFFC and Jan Kosmowski, Justine Kosmowski and Krysztof Kosmowski(12)
                     10.55         Hamburger Bun Supply Agreement, dated February 1994, between IFFC and
                                   Danish Food Products, Poland(12)
                     10.56         Commitment Letter, dated April 12, 1996 from AmerBank to IFFC regarding two credit facility amendments.
                     10.57         Amendment No. 3 to Employment Agreement, dated November 7, 1996 between
                                   Mitchell Rubinson and IFFC.(20)
                     10.58         Restaurant Development Agreement dated March 14, 1997 between IFFC and BKC.(19)
                     10.59         Franchise Agreement dated March 14, 1997 between IFFC and BKC.(19)
                     10.60         Amendment to Agreement to Assign Litigation Proceeds, dated as of July 3,
                                   1996, among IFFC, IFFP and Litigation Funding.(10.1)(17)
                     10.61         Agreement to Assign Litigation Proceeds, dated as of September 11, 1996, among IFFC and IFFP(20)
                     10.62         Promissory Note dated March 11, 1997 by International Fast Food Corporation to Litigation Funding, Inc.(10.1)(21)
                     10.63         Second Amendment to Agreement to Assign Litigation Proceeds dated March 13,
                                   1997 between International Fast Food Corporation, International Fast Food Polska
                                   Sp.Zo.o and Litigation Funding, Inc.(10.2)(21)
                     10.64         Agreement dated May 9, 1997, between Litigation Funding, Inc., International
                                   Fast Food Corporation and International Fast Food Polska Sp.Zo.o. (10.2)(21)
                     10.65         Pizza King Polska Sp.Zo.o.(10.1)(22)
                     10.66         Agreement on Transfer of Shares as Collateral, dated May 23, 1997 by and among
                                   QPQ Corporation and International Fast Food Corporation(10.2)(22)
                     10.67         Indenture dated November 5, 1997(10.01)(23)






                     10.68         Securities Purchase Agreement dated November 5,1997(10.02)(23)
                     10.69         Registration Rights Agreement dated November 5, 1997(10.03)(23)
                     10.70         Voting and Disposition Agreement dated November 5, 1997(10.04)(23)
                     10.71         Employment Agreement, dated as of July 1, 1997, between IFFC and James F. Martin(24)
                     10.72         Employment Agreement, dated as of July 1, 1997, between IFFC and Leon Blumenthal(24)
                     10.73         Employment Agreement, dated as of March 1, 1998, between IFFC and Ian Scattergood(24)
                     14.1          Trademark Protection Certificate No. 74441; Trademark [logo] Burger King;
                                   Owner:  BKC(12)
                     14.2          Trademark Protection Certificate No. 74442; Trademark [word] Whopper;
                                   Owner:  BKC(12)
                     14.3          Trademark Protection Certificate No. 74443; Trademark [words] Burger King;
                                   Owner:  BKC(12)
                     21.1          Subsidiaries of IFFC(24)
                     22.1          Press Release(22)(23)

      (ii)        Executive Compensation Plans

                  Exhibit          Description
                  -------          ------------

                    10.4           IFFC's 1992 Stock Option Plan(1)
                    10.5           IFFC's 1992 Directors Stock Option Plan(1)
                    10.6           Intentionally Omitted
                    10.7           Intentionally Omitted
                    10.8           Intentionally Omitted
                    10.9           Form of Indemnification Agreement between IFFC and each of IFFC's Directors and Executive Officers(1)
                    10.10          Employment Agreement, dated as of January 28, 1992, between IFFC and
                                   Mitchell Rubinson, as amended(19.1)(5)
                    10.39          Stock Option Agreement, dated as of May 21, 1992, between IFFC and Mitchell
                                   Rubinson(8)
                    10.40          Stock Option Agreement, dated as of February 1, 1993, between IFFC and
                                   Steven R. Groth(8)
                    10.41          Stock Option Agreement, dated as of February 1, 1993, between IFFC and
                                   Mitchell Rubinson(8)
                    10.48          Amendment No. 2 to Employment Agreement, dated March 31, 1995, between
                                   IFFC and Mitchell Rubinson(12)
                    10.57          Amendment No. 3 to Employment Agreement, dated November 7, 1996 between
                                   Mitchell Rubinson and IFFC.(20)
                    10.71          Employment Agreement, dated as of July 1, 1997, between IFFC and James F. Martin(24)
                    10.72          Employment Agreement, dated as of July 1, 1997, between IFFC and Leon Blumenthal(24)

                  ------------------

         (1) Incorporated by reference to the exhibit of the same number filed with IFFC's Registration Statement on Form S-1
                  (File No. 33-46784)

         (2) Incorporated by reference to the exhibit of the same number filed with IFFC's Registration Statement on Form S-1 (File No. 33-55284)
         (3) Incorporated by reference to the exhibit number indicated filed with IFFC's Registration Statement on Form S-1 (File No. 33-55284)
         (4) Incorporated by reference to the exhibit of the same number filed with the Company's Form 10-KSB for the fiscal year ended December 31, 1992.
         (5) Incorporated by reference to the exhibit number indicated filed with IFFC's Form 10-KSB for the fiscal year ended December 31, 1992.
         (6) Incorporated by reference to the exhibit number indicated filed with IFFC's Form 10-QSB for the quarterly period ended June 30, 1993.
         (7) Incorporated by reference to the exhibit number indicated filed with IFFC's Form 10-QSB for the quarterly period ended September 30, 1993.
         (8) Incorporated by reference to the exhibit of the same number filed with IFFC's Form 10-KSB for the year ended December 31, 1993.
         (9) Incorporated by reference to the exhibit number indicated filed with IFFC's Form 10-QSB for the quarterly period ended March 31, 1994.
         (10) Incorporated by reference to the exhibit number indicated filed with IFFC's Form 10-QSB for the quarterly period ended June 30, 1994.
         (11) Incorporated by reference to the exhibit number indicated filed with IFFC's Form 10-QSB for the quarterly period ended September 31, 1994.
         (12) Incorporated by reference to the exhibit of the same number filed with IFFC's From 10-KSB for the year ended December 31, 1994.
         (13) Incorporated by reference to the exhibit number indicated filed with IFFC's Form 10-QSB for the quarter ended March 31, 1995.
         (14) Incorporated by reference to the exhibit number indicated filed with IFFC's Form 10-QSB for the quarter ended June 30, 1995.
         (15) Incorporated by reference the exhibit number indicated filed with IFFC's Form 10-K for the year ended December 31, 1995.
         (16)     Incorporated by reference to the exhibit number indicated
                  filed with IFFC's Form 8-K dated January 30, 1996.
         (17)     Incorporated by reference to the exhibit number indicated
                  filed with IFFC's Form 8-K dated July 3, 1996.
         (18)     Incorporated by reference to the exhibit number indicated
                  filed with IFFC's Form 8-K dated December 3, 1996.
         (19)     Incorporated by reference to the exhibit number indicated
                  filed with IFFC's Form 8-K dated March 14, 1997.
         (20)     Incorporated by reference to the exhibit number indicated
                  filed with IFFC's Form 10-KSB for the year ended December 31, 1996.
         (21) Incorporated by reference to the exhibit number indicated filed with IFFC's Form 10-QSB for the quarter ended March 31, 1997.
         (22) Incorporated by reference to the exhibit number indicated filed with IFFC's Form 10-QSB for the quarter ended June 30, 1997.
         (23) Incorporated by reference to the exhibit number indicated filed with IFFC's Form 10-QSB for the quarter ended September 30, 1997.
         (24)     Filed herewith.

         (b)      Reports on Form 8-K:

                  (i) On January 9, 1998, the Company filed on Form 8-K, amended on a Form 8-K/A dated January 13, 1998, in connection with the removal of Moore Stephens-Lovelace, Roby, P.L. as auditors for the Company.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, IFFC has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   INTERNATIONAL FAST FOOD CORPORATION

DATE:  March 31, 1998                              By: /s/ Mitchell Rubinson
                                                      ---------------------
                                                       Mitchell Rubinson, Chairman of the Board, Chief Executive
                                                       Officer and President [Principal Executive Officer]


DATE:  March 31, 1998                              By: /s/ James F. Martin
                                                      -------------------
                                                       James F. Martin, Vice President, Chief Financial Officer and
                                                       Treasurer [Principal Financial Officer and Principal
                                                       Accounting Officer]


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of IFFC and in the capacities and on the dates indicated:


DATE:  March 31, 1998                              /s/ Mitchell Rubinson
                                                   ---------------------
                                                   Mitchell Rubinson, Director


DATE:  March 31, 1998                              /s/ James F. Martin
                                                   -------------------
                                                   James F. Martin, Director


DATE:  March 31, 1998                              /s/ Dr. Mark Rabinowitz
                                                   -----------------------
                                                   Dr. Mark Rabinowitz, Director


DATE:  March 31, 1998                              /s/ Larry H. Schatz
                                                   -------------------
                                                   Larry H. Schatz, Director

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS






                                                                         Page
                                                                         -----

         Reports of Independent Certified Public Accountants          F-2 - F-3


         Consolidated Balance Sheets as of December 31, 1997
         and 1996                                                     F-4 - F-5


         Consolidated Statements of Operations for the Years
         Ended December 1997 and 1996                                    F-6


         Consolidated Statements of Shareholders' Equity for
         the Years Ended December 31, 1997 and 1996                      F-7


         Consolidated Statements of Cash Flows for the Years
         Ended December 31, 1997 and 1996                            F-8 -  F-10


         Notes to Consolidated Financial Statements                  F-11 - F-29

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
  International Fast Food Corporation

         We have audited the accompanying consolidated balance sheet of International Fast Food Corporation (a Florida Corporation) and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Fast Food Corporation and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Miami, Florida,
  March 6, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
International Fast Food Corporation
Miami Beach, Florida

         We have audited the accompanying consolidated balance sheet of International Fast Food Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Fast Food Corporation and subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                        Moore Stephens Lovelace, P.L.
                                        Certified Public Accountants

Orlando, Florida,
March 27, 1997

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                               December 31,      December 31,
                                                   1997              1996
                                               ------------      ------------
CURRENT ASSETS:

    Cash and cash equivalents                $   18,642,335      $    194,269
    Restricted cash and
         certificates of deposit                    999,990           500,000
    Receivables                                     101,528            42,348
    Inventories                                     372,599           300,217
    Advances to affiliate                              -              228,984
    Prepaid expenses and other                      130,711            53,794
                                                 ----------         ---------
         Total Current Assets                    20,247,163         1,319,612


FURNITURE, EQUIPMENT AND
    LEASEHOLD IMPROVEMENTS, net                   5,959,378         5,865,417

DEFERRED DEBENTURE ISSUANCE COSTS,
    NET OF ACCUMULATED AMORTIZATION
    OF $157,410 AND $124,155,
    RESPECTIVELY                                    274,915           308,170

DEFERRED ISSUANCE COSTS, OF 11%
    CONVERTIBLE SENIOR SUBORDINATED
    DISCOUNT NOTES, NET OF ACCUMULATED
    AMORTIZATION OF $41,049                       2,446,869               -

OTHER ASSETS, NET OF ACCUMULATED
    AMORTIZATION OF $199,484 and
    $137,192, RESPECTIVELY                          333,533           340,405

BURGER KING DEVELOPMENT
    RIGHTS, NET OF ACCUMULATED
    AMORTIZATION OF $81,081                         918,919              -

DOMINOS DEVELOPMENT RIGHTS,
    NET OF ACCUMULATED AMORTIZATION
    OF $15,542                                      173,561              -
                                                 ----------        ----------

    Total Assets                             $   30,354,338      $  7,833,604
                                                 ==========        ==========


                                  (Continued)
                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                            December 31,             December 31,
                                                               1997                      1996
                                                            ------------             ------------
CURRENT LIABILITIES:
    Accounts payable                                       $    581,555               $   454,697
    Accrued interest payable                                     17,911                    10,335
    Other accrued expenses                                      788,412                 1,009,606
    Current portion of bank credit facilities                 1,349,995                 1,220,495
    Other notes payable                                            -                       69,307
    Payable to affiliate                                           -                      149,382
    Non-interest bearing obligation payable
      to minority shareholder of IFF Polska                        -                      500,000
                                                            -----------                 ---------
         Total Current Liabilities                            2,737,873                 3,413,822

11% CONVERTIBLE SENIOR SUBORDINATED
    DISCOUNT NOTES DUE OCTOBER 31, 2007                      20,354,680                       -
BANK CREDIT FACILITIES                                          630,000                   300,000
9% SUBORDINATED CONVERTIBLE
  DEBENTURES, DUE DECEMBER 15, 2007                           2,756,000                 2,756,000
                                                             ----------                 ---------
         Total Liabilities                                   26,478,553                 6,469,822
                                                             ----------                 ---------
DEFERRED CREDIT                                               1,000,000                      -
                                                             ----------                 ---------
MINORITY INTEREST IN NET ASSETS OF
    CONSOLIDATED SUBSIDIARY                                     115,294                   460,361
                                                             ----------                 ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred Stock, $.01 par value, 1,000,000 shares
    authorized; 33,450 and 38,240 shares issued and
    outstanding, respectively (liquidation preference
    of  $3,345,000)                                                 334                       382

    Common Stock, $.01 par value, 100,000,000 shares
     authorized; 44,641,247 and 10,322,521 shares
    issued and outstanding, respectively                        446,413                   103,225

    Additional paid-in capital                               17,691,542                14,523,361

    Accumulated deficit                                     (15,377,798)              (13,723,547)
                                                             ----------                ----------
         Total Shareholders' Equity                           2,760,491                   903,421
                                                             ----------                ----------
         Total Liabilities and
               Shareholders' Equity                        $ 30,354,338              $  7,833,604
                                                             ==========                ==========



                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Years Ended December 31,
                                                 ------------------------
                                                  1997              1996
                                                  ----              ----

REVENUES:
  Sales                                    $  6,083,011          $  5,486,178

FOOD AND PACKAGING COSTS                      2,476,775             2,286,261
                                           ------------          ------------

GROSS PROFIT                                  3,606,236             3,199,917

OPERATING EXPENSES:
  Payroll and related costs                   1,067,282               816,048
  Occupancy and other operating
     expenses                                 1,828,894             1,535,378
  Depreciation and amortization                 888,538               984,707
                                           ------------          ------------

     Total operating expenses                 3,784,714             3,336,133
                                           ------------          ------------

                                               (178,478)             (136,216)
GENERAL AND ADMINISTRATIVE
  EXPENSES                                     1,963,233            1,551,129


OTHER INCOME (EXPENSES):
  Interest and other income, net                477,053                98,136
  Interest expense, including
     amortization of issuance costs            (945,598)             (446,561)
  Foreign currency exchange loss               (314,731)             (189,662)
  Gain on settlement of  litigation,
     net of applicable costs                  1,327,070                 -
                                           ------------          ------------

     Total other income
        (expenses)                              543,794              (538,087)
                                           ------------          ------------

LOSS BEFORE MINORITY
  INTEREST                                   (1,597,917)           (2,225,432)

MINORITY INTEREST IN LOSSES OF
  CONSOLIDATED SUBSIDIARY                       345,067               229,320
                                           ------------          ------------

NET LOSS                                   $ (1,252,850)         $( 1,996,112)
                                           ============          ============

BASIC AND DILUTED NET LOSS PER COMMON
  SHARE                                    $       (.05)         $       (.37)
                                           ============          ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                  26,246,885             5,967,325
                                           ============          ============




                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the Years Ended December 31, 1997 and 1996



                                     Common Stock             Preferred Stock     Additional
                                     ------------             ---------------      Paid In        Accumulated
                                   Shares      Amount        Shares      Amount    Capital          Deficit               Total
                                   ------      ------        ------      ------    ---------      -----------           ---------

Balances,
   December 31, 1995            3,759,564    $ 37,595        50,030     $  500    $ 14,046,571     $(11,727,435)       $ 2,357,231

Conversion of
   Preferred Stock                392,957       3,930       (11,790)      (118)         (3,812)           -                   -
Common Stock Issued
   in exchange for
   professional services          620,000       6,200          -           -            81,102            -                  87,302
Private placement of
   Common Stock for
   cash                         5,550,000      55,500          -           -           389,500            -                 445,000
Payment received for
   termination of stock
   option                            -           -             -           -            10,000            -                  10,000

Net loss for the year                -           -             -           -               -         (1,996,112)         (1,996,112)
                               ----------    --------       -------     ------    ------------     -------------        -----------
Balances,
   December 31, 1996           10,322,521     103,225        38,240        382      14,523,361      (13,723,547)            903,421


Conversion of
   Preferred Stock                159,650       1,597        (4,790)       (48)         (1,549)           -                   -
Common Stock issued in
   exchange for professional
   services                     2,000,000      20,000          -           -           180,000            -                 200,000
Common Stock issued in
   exchange for Underwriter
   and debenture warrants         200,000       2,000          -           -            (2,000)           -                   -
Conversion of 8% Convertible
   Promissory Notes             5,000,000      50,000          -           -           450,000            -                 500,000
Conversion of Litigation
   Funding Promissory Note     25,909,211     259,092          -           -         2,000,828            -               2,259,920
Issuance of Common Stock
   in payment of dividends
   on Preferred Stock             549,865       5,499          -           -           395,902         (401,401)              -
Issuance of Common Stock
   in payment of costs
   associated with issuance
   of debt securities             500,000       5,000          -           -           145,000            -                 150,000
Net loss for the year                -           -             -           -               -         (1,252,850)         (1,252,850)
                               ----------    --------       -------     ------    ------------     -------------        -----------
Balances,
   December 31, 1997           44,641,247    $446,413        33,450       $334    $ 17,691,542     $(15,377,798)        $ 2,760,491
                               ==========    ========       =======     ======    ============     =============        ===========


                                                       See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Years Ended December 31,
                                                 ------------------------
                                                  1997              1996
                                                  ----              ----

CASH FLOWS FROM OPERATING
    ACTIVITIES:

    Net loss                                  $ (1,252,850)      $(1,996,112)
    Adjustments to reconcile net loss
         to net cash used in operating
         activities:
         Amortization and depreciation
               of furniture, equipment and
               leasehold improvements              989,395         1,008,106
         Amortization of debt discount
               and issuance costs                  428,892           180,992
         Minority interest in losses of
               subsidiary                         (345,067)         (229,320)
         Other operating items                     287,261           115,099
         Gain on forgiveness of indebtedness      (329,465)             -
    Changes in operating assets and
         liabilities, net of acquisition
         of business:
               Receivables                         (10,890)            8,518
               Inventories                         (15,507)           84,217
               Prepaid expenses and other          (64,873)          (14,805)
               Accounts payable and
               accrued expenses                   (363,663)          465,108
                                                -----------       ----------

    Net cash used in operating
         activities                               (676,767)         (378,197)
                                                -----------       -----------

CASH FLOWS FROM INVESTING
  ACTIVITIES:

    Purchase of business, net of
         cash acquired                            (209,357)             -
    Increase in restricted cash and
         certificates of deposit                  (499,990)             -
    Payments for furniture, equipment
         and leasehold improvements               (368,797)             -
    Payments for other assets                      (57,635)         (192,399)
    Disposition of furniture & equipment             -               129,113
    Refund of franchise fees                        30,000              -
                                                ----------        -----------
    Net cash used in
         investing activities                   (1,105,779)          (63,286)
                                                ----------        -----------
                                  (Continued)
                             See Accompanying Notes


                               INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                                                             Years Ended December 31,
                                                      -------------------------------------
                                                         1997                      1996
                                                      ------------              -----------
CASH FLOWS FROM FINANCING
    ACTIVITIES:
    Sale of common stock for cash                            -                      445,000
    Payment received for termination of stock option         -                       10,000
    Advances from (to) Affiliate                           19,941                    38,792
    Repayments of bank credit facilities               (1,510,000)                 (383,753)
    Net proceeds from issuance of 11%
         Convertible Senior Subordinated
         Discount Notes                                17,662,174
    Net proceeds from settlement of litigation          3,227,015                      -
    Payment to Litigation Funding                      (1,028,521)                     -
    Payment of other notes payable                        (69,307)                     -
    Payment of non-interest bearing obligation
         to minority shareholder of IFF Polska           (500,000)                     -
    Borrowings under bank credit facilities             1,955,146                   300,000
    Net Proceeds from issuance of
         convertible promissory notes                     500,000                      -
                                                     ------------               -----------
    Net cash provided by financing activities          20,256,448                   410,039
                                                     ------------               -----------

EFFECT OF EXCHANGE RATE CHANGES ON
    CASH AND CASH EQUIVALENTS                             (25,836)                  (27,797)
INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                   18,448,066                   (59,241)
BEGINNING CASH AND CASH EQUIVALENTS                       194,269                   253,510
                                                     ------------               -----------
ENDING CASH AND CASH EQUIVALENTS                     $ 18,642,335               $   194,269
                                                     ============               ===========

SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION:
    Cash paid during the year for:
         Interest                                    $    447,705               $   424,550
                                                     ============               ===========




SUPPLEMENTAL SCHEDULE OF NON
    CASH INVESTING & FINANCING ACTIVITIES:

Year Ended December 31, 1997:
         Issuance of 159,650 shares of Common Stock upon the exchange of 4,790 shares of Preferred Stock.
         Issuance of 2,000,000 shares of Common Stock in payment of $200,000 of legal fees.
         Issuance of 5,000,000 shares of Common Stock upon conversion of $500,000 principal amount of 8% Convertible Promissory Notes.
         Issuance of 200,000 shares of Common Stock in exchange for the cancellation of 130,000 Underwriter Common Stock warrants and Underwriter $1,000,000 debenture warrants.
         Issuance of 25,909,211 shares of Common Stock in payment of $2,198,424 principal amount of a promissory note payable to Litigation Funding plus $61,425 of accrued interest
         Issuance of 549,865 shares of Common Stock in payment of $401,401 of dividends on Preferred Stock.
         Issuance of 500,000 shares of Common Stock in payment of a portion of the placement fee in connection with the issuance of the 11% Convertible Senior Subordinated Discount Notes Due 2007.

Year Ended December 31, 1996:

         Issuance of 392,957 shares of Common Stock upon the exchange of 11,790 shares of Preferred Stock. Issuance of 620,000 shares of Common Stock in payment of $87,302 professional fees.

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


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of the Company and its majority-owned (85%) Polish subsidiary, International Fast Food Polska, Sp. zo.o. ("IFFP"), a limited liability corporation, and IFFP's three wholly-owned Polish limited liability corporations. Additionally, the consolidated financial statements include the accounts of the Company's two wholly-owned Polish limited liability corporations, Krolewska Pizza, Sp. zo.o.("KP") and Pizza King Polska, Sp. zo.o. ("PKP") for the period from their acquisition in July 1997 through December 31, 1997. KP and PKP presently operate seven Domino's Pizza stores and a Domino's approved commissary. All significant intercompany transactions and balances have been eliminated in consolidation.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         IFFC's restaurant and store operations are conducted in Poland. The Polish economy has historically been characterized by high rates of inflation and devaluation of the Polish zloty against the dollar and European currencies. However, in the years ended December 31, 1996 and 1997, the rates of inflation and devaluation improved. For the years ended December 31, 1993, 1994, 1995, 1996, and 1997 the annual inflation rate in Poland was 35%, 32%, 21.6%, 19.5%, and 13.0% respectively. Payment of interest and principal on the 9% Convertible Subordinate Debentures, 11% Convertible Senior Subordinated Discount Notes and payment of franchise fees to BKC and DPI for each restaurant and store opened are in United States currency. Additionally, IFFC is dependent on certain sources of supply which require payment in European or United States currencies. Since IFFC's revenues from operations will be in zlotys, IFFC is subject to the risk of currency fluctuations. IFFC has and intends to maintain substantially all of its unutilized funds in United States or Western European currency denominated securities and/or European Currency Units. There can be no assurance that IFFC will successfully manage its exposure to currency fluctuations or that such fluctuations will not have a material adverse effect on IFFC.

         The official currency of Poland is the Zloty, The value of the Zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. At December 31, 1997 and 1996, the exchange rate was 3.514 and 2.873 zlotys per dollar, respectively. The accounts of IFFC's Polish subsidiaries are maintained in zlotys and are remeasured into U.S. dollars, the functional currency, at the end of each reporting period. Monetary assets and liabilities are remeasured, using current exchange rates. Non-monetary assets, liabilities, and related expenses, primarily furniture, equipment, leasehold improvements and related depreciation and amortization, are remeasured using historical exchange rates. Income and expense accounts, excluding depreciation and amortization, are remeasured using an annual weighted average exchange rate. Transaction gains and losses that arise from exchange rate fluctuations in transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.


         LIQUIDITY AND PLAN OF OPERATIONS - As of December 31, 1997, IFFC had working capital of approximately $17,509,290 and Cash and Cash Equivalents of $18,642,335. IFFC's working capital and cash position were significantly improved by the settlement of its litigation with Burger King Corporation ("BKC") in March 1997 coupled with the recent debt consolidation, merger with Litigation Funding, Inc. and placement of the 11% Convertible Senior Subordinated Discount Notes, Due October 31, 2007 (See Notes 8, 13 and 14). Although IFFC believes that

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


it has sufficient funds to finance its present plan of operations through April 30, 1999, IFFC cannot reasonably estimate how long it will be able to satisfy its cash requirements. The capital requirements relating to implementation of the BKC Development Agreement and the New Master Franchise Agreement with Dominos are significant. Based upon current assumptions, IFFC will seek to implement its business plan utilizing its Cash and Cash Equivalents and cash generated from restaurant and store operations. In order to satisfy the capital requirements of the BKC Development Agreement and the New Master Franchise Agreement with Dominos, IFFC will require resources substantially greater than the amounts it presently has or amounts that can be generated from restaurant and store operations. Other than its existing Bank Credit Facilities (See Note
6), IFFC has no current arrangements with respect to, or sources of additional financing and there can be no assurance that IFFC will be able to obtain additional financing or that additional financing will be available on acceptable terms to fund future commitments for capital expenditures.

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

         NET (LOSS) PER COMMON SHARE - The net loss per common share in the accompanying statements of operations has been computed based upon the provisions of SFAS No. 128, Earnings per Share, which became effective for reporting periods ending after December 15, 1997, and requires restatement of previously reported per share amounts. The adoption of SFAS No. 128 did not require a change in the net loss per common share amount reported for the year ended December 31, 1996. The basic and diluted net loss per common share in the accompanying statements of operations is based upon the net loss after preferred dividend requirements of $171,961 and $229,440 in 1997 and 1996, respectively, divided by the weighted average number of shares outstanding during each period. Diluted per share data is the same as basic per share data since the inclusion of all potentially dilutive common shares that would be issuable upon the exercise of options and warrants and the assumed conversion of convertible debt and preferred stock would be anti-dilutive.

         FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Furniture, equipment and leasehold improvements are stated at cost. Maintenance and repairs are charged to expense, when incurred. Leasehold improvements, additions, major renewals and betterments are capitalized. Furniture and equipment is being depreciated over periods ranging from three to five years on a straight-line basis and leasehold improvements are amortized over the life of the respective lease. When items are sold, or otherwise disposed of, the related costs and accumulated amortization or depreciation are removed from the accounts and any resulting gains or losses are recognized.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



         ACQUISITION COSTS OF BURGER KING DEVELOPMENT RIGHTS - All costs associated with the acquisition of Burger King Development Rights were capitalized. The cost of these rights is being amortized over the period from April 1, 1997, through the expiration date of the agreement on September 30, 2007.

         DEFERRED CHARGES AND OTHER ASSETS - All costs incurred in connection with the organization of the Company were deferred and amortized on a straight-line basis over the five year period ended December 31, 1996. Software costs are amortized on a straight line basis over five years. Franchise fees are amortized over the primary term of each agreement ranging from five to twenty years. Debt issuance costs related to the issuance of the 9% Convertible Subordinated Debentures due December 15, 2007 and the 11% Convertible Senior Subordinated Discount Notes due October 31, 2007, have been capitalized and are amortized using the straight-line method over the term of the related debt, which does not differ materially from the effective interest method.

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

         ADVERTISING AND PROMOTION EXPENSES - Production costs of future media advertising are deferred until the advertising occurs. All other advertising and promotion costs are expensed when incurred. At December 31, 1997 and 1996, the Company had no significant deferred advertising costs.

         RECLASSIFICATIONS - Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

         RECENTLY ISSUED ACCOUNTING STANDARDS - IFFC is required is adopt SFAS No. 130, Reporting Comprehensive Income, in the first quarter of 1998. SFAS No. 130 establises standards for reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS No. 130 is to report comprehensive income, a measure of all changes in equity of an enterprise that result from transactions and other economic events in a period, other than transactions with owners. Management believes that the adoption of SFAS No. 130 will not have a material impact on IFFC's consolidated financial statements and IFFC has elected to disclose comprehensive income in the consolidated statement of shareholders' equity upon adoption.

         SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for the way that public business enterprises report information about operating segments and for related disclosures about products and services, geographic area and major customers. IFFC will implement the disclosure provisions of SFAS No. 131 effective December 31, 1998.


3.       RESTRICTED CASH:

         At December 31, 1997 and 1996, the Company had $999,990 and $500,000 of restricted cash and certificates of deposit which represents collateral for an outstanding line of credit and a letter of credit, respectively.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



4.       FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

         Furniture, equipment, and leasehold improvements at December 31, 1997 and 1996 are as follows:



                                                                             1997                     1996
                                                                         -----------              ------------
         Vehicles                                                        $    92,470              $     79,581
         Office furniture and equipment                                      405,205                   183,851
         Restaurant equipment                                              3,730,027                 3,238,242
         Leasehold improvements                                            6,044,228                 5,123,660
                                                                         -----------               -----------
                                                                          10,271,930                 8,625,334
         Less: accumulated depreciation and
               amortization                                               (4,312,552)               (2,759,917)
                                                                         -----------               -----------
                                                                         $ 5,959,378               $ 5,865,417
                                                                         ===========              ============
         Depreciation and amortization
               expense                                                   $   848,838              $    965,668
                                                                         ===========              ============


5.       OTHER ASSETS:

         Other assets at December 31, 1997 and 1996 are as follows:

                                                                             1997                     1996
                                                                         -----------              ------------
         Franchise fees                                                  $   339,386               $   337,512
         Deferred lease costs                                                 91,350                    72,987
         Software and other intangibles                                      102,281                    67,098
                                                                         -----------               -----------
                                                                             533,017                   477,597

         Less: accumulated amortization                                     (199,484)                 (137,192)
                                                                         -----------               -----------
                                                                         $   333,533               $   340,405
                                                                         ===========               ===========


         Amortization Expense                                            $    43,934               $    42,438
                                                                         ===========               ===========


6.       BANK CREDIT FACILITIES:

         Bank credit facilities at December 31, 1997 and 1996 consists of the following:

                                                                             1997                     1996
                                                                         -----------              ------------
Amerbank  in  Poland, S.A., PKP overdraft
  credit line, variable rate approximately
  equal to prime, expires March 31, 1998                                 $    15,772              $     -



              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



Amerbank  in  Poland, S.A., IFFP overdraft
  credit line, variable rate approximately
  equal to prime, expires March, 30, 1998                  15,223        10,495

Amerbank, IFFP line of credit of $950,000
  payable in twenty nine installments of
  $32,000 commencing on March 31, 1998
  interest payable monthly at 2.75% above
  LIBOR, $22,000 due at maturity on
  August 12, 2000.                                        950,000           -

Amerbank IFFP revolving credit facility,
  interest is payable monthly at 2.50% above
  LIBOR, $1,500,000 maximum credit until
  August 1999, payable in thirty five monthly
  installments thereafter of $42,000 with
  final payment of $30,000 due at maturity
  maturity on August 12, 2002.*                              -              -

Totalbank IFFC line of credit of $999,000
  payable in full on May 19, 1998,
  interest at 6.5% payable quarterly
  collateralized by certificates of
  deposit in the amount $999,990                          999,000           -

Amerbank, IFFP line of credit of $300,000
  payable in three quarterly installments
  of $100,000 commencing on March 31,
  1998, interest payable monthly at Amerbank
  prime, guaranteed by IFFC: paid in full on
  August 12, 1997                                            -          300,000

Amerbank revolving credit facility
  12% interest, $100,000 plus interest payable
  on March 31, 1997 and June 30,1997,
  remaining principal and all accrued interest
  was paid in full on September 30, 1997                     -          310,000

Bank Handlowy Warszawie, S.A., IFFP credit
  facility of $2,000,000 payable $50,000 on
  January 31, 1997, $100,000 quarterly commencing
  on March 31, 1997 through September 30, 1997,
  and the remaining balance payable in full on or
  before December 16, 1997, interest at LIBOR plus
  3.875% collateralized by amounts on deposit with
  Bank Handlowy, unconditional guarantee of IFFC,
  fixed assets of IFFP of $1,250,000 and a letter
  of credit in the amount of $500,000, paid in full
  on August 12, 1997                                         -          900,000
                                                          -------       -------

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




               Total bank credit facilties           1,979,995       1,520,495
               Less: Current Maturities              1,349,995       1,220,495
                                                   -----------     -----------
               Long bank credit facilities         $   630,000     $   300,000
                                                   ===========     ===========
-----------------
*The Amerbank revolving facility for $1,500,000 had not been drawn upon as of December 31, 1997.


7.       9% SUBORDINATED CONVERTIBLE  DEBENTURES:

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


8.       11% CONVERTIBLE SENIOR SUBORDINATED DISCOUNT NOTES:

         On November 5, 1997, the Company sold $27,536,000 of 11% Convertible Senior Subordinated Discount Notes Due October 31, 2007 ( the "Notes") in a private offering. At December 31, 1997, the notes are comprised as follows:

         Face amount of notes at maturity                         $ 27,536,000

         Unamortized discount to be accreted as interest
          expense and added to the original principal
          balance of the notes over a period of three
          years                                                     (7,181,320)
                                                                  ------------

         Balance at December 31, 1997                             $ 20,354,680
                                                                  ============

         The Company received net proceeds of $17,662,174 after reduction of the face of the notes for unamortized discount of $7,535,908 and placement costs in the amount of $2,337,918. In addition to the placement costs incurred the, Company also issued to the placement agent 500,000 shares of Common Stock which were valued at $150,000.


         The Notes mature on October 31, 2007, and interest is payable semi-annually, in cash, on April 30 and October 31 of each year, commencing April 30, 2001.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



         The Notes are redeemable at the option of the Company, in whole or in part, at any time or from time to time on and after October 31, 2002; initially at 105.5% of their accreted value on the date of redemption, plus accrued interest, declining ratably to 100% of their principal amount, plus accrued interest, on and after October 31, 2006.

         The Notes are convertible, at the option of the holder, into Common Stock at any time after November 5, 1998. The number of shares of Common Stock issuable upon conversion of the Notes is equal to the Accreted Value of the Notes being converted, on the date of conversion, divided by $.70 (the "Conversion Ratio"), subject to adjustment in certain events. Accordingly, the number of shares of Common Stock issuable upon conversion of the Notes will increase as the accreted value of the Notes increases. In addition, (a)if the closing sale price (the "closing price") of the Common Stock on the Nasdaq National Market or other securities exchange or system on which the Common Stock is the traded or (b) if not so traded, then the best bid offered price on the OTC Bulletin Board Service (the "BBS") on the days when transactions in the Common Stock are not effected, or on such days as transactions are effected on the BBS, the highest price at which a trade was executed, during any period described below has exceeded the price for such period for at least 20 consecutive trading days (the "Market Criteria Period"), and a registration statement with respect to the resale of Common Stock to be issued upon conversion of the Notes is effective, all of the Notes will be automatically converted into Common Stock at the close of business on the last day of the Market Criteria Period; provided, however, that if the Market Criteria is satisfied during the third year after the closing date of the offering, the conversion will occur only if the Closing Price or OTC Price, as applicable, of the Common Stock is at least $2.80 on such date :

              12 Months Beginning              Closing Price
              -------------------              -------------

               October 31, 1999                   $  2.80

               October 31, 2000                   $  3.25

         The Company is obligated to cause to be declared effective, before November 5, 1998, a registration statement registering the resale of the shares of Common Stock to be issued upon conversion of the Notes. In the event a registration statement is not declared effective by such date, the denominator of the Conversion Ratio will be decreased by $.15 from $.70. If such registration statement is declared effective but, subject to certain exceptions, thereafter ceases to be effective, then IFFC is obligated to pay certain liquidated damages to the holders of the Notes ranging from 1/2% to a maximum of 5.0% of the principal balance of such Notes, depending upon the length of the period of time the registration statement is not effective.

         In the event of a change of control, as defined in the Convertible Senior Subordinated Discount Notes Indenture (the "Indenture"), the holders of the Notes will have the right to require the Company to purchase the Notes at a purchase price of 101% of their Accreted Value on the date of such purchase, plus accrued interest.

         The Indenture contains certain covenants which among other things, restrict the ability of IFFC and its Restricted Subsidiaries (as defined in the Indenture) to: incur additional indebtedness; create liens, pay dividends or make distributions in respect to their capital stock;

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



         make investments; or make certain other restricted payments; sell assets, issue or sell stock of Restricted Subsidiaries; enter into transactions with stockholders or affiliates; engage in unrelated lines of business; or consolidate, merge, or sell all or substantially all of their assets. In addition, Mitchell Rubinson must remain the Company's Chief Executive Officer.

         The Indenture specifically requires that any temporary cash investments can only be placed in banks that have total capital in excess of $100 million.


9.       FINANCIAL INSTRUMENTS:

         Fair Value of Financial Instruments - The carrying amounts of cash, cash equivalents, receivables, accounts payable, accrued expenses and bank credit facilities payable approximate fair value because of the short maturity of these items. The fair value of the Company's 9% Subordinated Convertible Debentures is not readily determinable at December 31, 1997, due to the lack of trading activity. The fair value of the 11% Convertible Senior Subordinated Discount Notes is estimated to be approximately equivalent to their carrying value due to the recent issuance of such debt.


10.      SHAREHOLDERS' EQUITY:

         The Company's stock option plan provides for the granting of options to qualified employees and directors of the Company. Stock option activity is shown below at December 31:

                                                      1997          1996
                                                    --------      -------

         Outstanding at beginning of year            210,000      292,000
         Granted                                     410,000         -
         Exercised                                      -            -
         Expired                                     (50,000)     (82,000)
                                                    ---------     --------

         Outstanding at end of year                  570,000      210,000
                                                    =========     ========
         Exercisable at end of year                  256,000      190,000
                                                    =========     ========

         Price range of options outstanding
               at end of year                     $      .40     $  1.375

         Available for grant at end of year        1,430,000      440,000


         In January 1995, and July 1997, all options outstanding were repriced to $1.375 and $.40, respectively, which was equivalent to the market price of the Common Stock on such dates.

         SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued during 1995 and was effective for the year ended December 31, 1996. This pronouncement establishes financial accounting and disclosure standards for stock-based employee compensation

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



plans. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new fair value accounting rules are required to disclose proforma net income and earnings per share under the new method. The Company has adopted only the disclosure provisions of SFAS 123. Had compensation costs for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123 for options granted in 1997 and 1996, the Company's net loss and basic and diluted net loss per share for those years would have increased by approximately $170,000 and $5,000 or $.006 and $.001 per share respectively. The fair value of the options granted during 1997 is estimated at $49,000 on the dates of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 107%, expected dividend yield of 0%, risk-free interest rate of 5%, and terms of 8.7 years.

         The June 15, 1996, December 15, 1996, and June 15, 1997 dividend payments with respect to the series A 6% Convertible Preferred Stock were not declared or made on their respective due dates. As of December 31, 1996, $229,440 of preferred dividends were in arrears. On December 15, 1997, the Company issued 549,865 shares of Common Stock valued at $401,401 in payment of the December 15, 1997 dividend and all dividends in arrears as of that date. At December 31, 1997, no dividends were in arrears.

         During the years ended December 31, 1997 and 1996, the Company has issued shares of Common Stock in satisfaction of outstanding liabilities, payment of expenses and acquisition of working capital. In the opinion of management, the value assigned to the Common Stock issued was approximately equivalent to its fair market value on the date such shares were issued.

         During the years ended December 31, 1997 and 1996, 159,650 and 392,957 shares of Common Stock were issued upon exchange of 4,790 and 11,790 shares of Preferred Stock.

         At December 31, 1997, IFFC had reserved the following shares of Common Stock for issuance:

               Stock option plan                                 2,000,000

               Warrants issued in connection with
               1994 exchange offer, exercisable at
               $7.00 per share through August 1, 1999              290,800

               Convertible Debentures convertible
               into Common Stock at a conversion price
               of $8.50 per share on or before
               December 15, 2007                                   324,235

               Preferred Stock convertible into Common
               Stock at a conversion price of $3.00
               per share                                         1,115,000


               Warrants to purchase 50,000 shares of
               Common Stock at an exercise price of
               $.2831 per share                                     50,000

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




               Convertible Senior Subordinated Discount
               Notes convertible into Common Stock, after
               November 5, 1998, at a conversion price
               of $.70 per share                                     29,078,114
                                                                     ----------

                   Total reserved shares                             32,858,149
                                                                     ==========


11.      INCOME TAXES:

         As of December 31, 1997 and 1996, the Company had net operating loss carryforwards of approximately $4,417,000 and $4,927,000 respectively, for U.S. tax purposes which expire in various years through 2012. Deferred tax assets as of December 31, 1997 and 1996 of approximately $1,661,000 and $1,853,000 respectively, were subject to and presented net of a 100% valuation allowance.

         At December 31, 1997 and 1996, the Company has capital loss carryforwards of approximately $1,338,000, which expire in 1999.

         As of December 31, 1997 and 1996, the Company's Poland subsidiaries had net operating loss carry forwards of approximately $6,952,000 and $5,998,000 respectively, which expire in various years through 2000. Deferred tax assets, which primarily result from the net operating loss carry forwards, which primarily result from the net operating loss carryforwarded as of December 31, 1997 and 1996 of approximately $2,781,000 and $2,339,000 respectively, were subject to and presented net of a 100% valuation allowance.


12.      RELATED PARTY TRANSACTIONS:

         During 1996, the Company sold an aggregate of 4,950,000 shares of Common Stock to members of the family of the Company's Chairman of the Board, Chief Executive Officer and President and received aggregate proceeds of $385,000 in connection with such sales.

         In January 1997, Mitchell Rubinson and his wife, Marilyn Rubinson, the mother of Mitchell Rubinson, Jaime Rubinson and Kim Rubinson, Mr. Rubinson's daughters, purchased $100,000, $300,000, $50,000, and $50,000 aggregate principal amount of convertible promissory notes, respectively. The notes bore interest at 8% per annum and were convertible into shares of the Company's Common Stock at $.10 per share. The proceeds from the sale of the notes were used to fund the cost and expenses in connection with the Company's litigation against BKC and for general working capital purposes. In June 1997 the $500,000 aggregate principal amount of the convertible promissory notes were converted into 5,000,000 shares of Common Stock.

         See Note 14 for a description of transactions with Litigation Funding, Inc.

         See Note 15 for a description of the Company's purchase of KP and PKP, two Polish limited liability companies. Prior to KP's purchase of PKP, PKP was wholly-owned by QPQ Corporation, a former affiliate of the Company.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



13.      COMMITMENTS AND CONTINGENCIES:

         On March 14, 1997, IFFC and BKC entered into a new Development Agreement (the "BKC Development Agreement"), which was then assigned by IFFC to IFFP; IFFC continues to remain liable for the obligations contained in the BKC Development Agreement. Pursuant to the BKC Development Agreement, IFFP has been granted the exclusive right until September 30, 2007 to develop and be franchised to operate Burger King restaurants in Poland with certain exceptions discussed below. Pursuant to the BKC Development Agreement, IFFC is required to open 45 restaurants during the term of the Agreement. Each traditional Burger King restaurant, in-line Burger King restaurant, or drive-thru Burger King restaurant shall constitute one restaurant. A Burger King kiosk restaurant shall, for purposes of the BKC Development Agreement, be considered one quarter of a restaurant.

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

         For each restaurant opened, IFFC is obligated to pay BKC an initial fee of up to $40,000 for franchise agreements with a term of 20 years and $25,000 for franchise agreements with a term of ten years, payable not later than twenty days prior to the restaurant's opening. Each franchised restaurant must also pay a percentage of the restaurant's gross sales, irrespective of profitability, as a royalty for the use of the Burger King System and the Burger King Marks. The annual royalty fee is five percent (5%) of gross sales. The franchises must also contribute a monthly advertising and promotion fee of 6% of the restaurant's gross sales, to be used for advertising, sales promotion, and public relations. Payment of all amounts due to BKC is guaranteed by IFFC. The BKC Development Agreement calls for certain cash contributions from BKC to IFFC over the term of the BKC Development Agreement and additional sums based on an incentive arrangement when earned to be retained by IFFC out of BKC's future royalties.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




         Under the New BKC Development Agreement, IFFP must develop a minimum of 45 Burger King restaurants by September 30, 2007. Subject to negotiation of definitive agreements, the Company intends to develop a majority of the new Burger King restaurants in conjunction with oil companies which are presently expanding throughout Poland. The Company has executed a development agreement with Statoil, and letters of intent with BP and Dupont-Conoco, to co-locate the Burger King restaurants on selected service station properties. This agreement and the letters of intent provide for the initial development of over 40 Burger King restaurant locations, plus additional locations in the future. There can be no assurance that the transactions contemplated by such agreement and letters of intent will be consummated. The Company anticipates that the majority of the new restaurants will be traditional free standing and attached type of drive-thru restaurants with a seating capacity of up to 85 people. The Company is in various stages of evaluating and/or receiving BKC approval for over 40 sites. Presently, the Company has executed five leases, four leases with the oil companies and one lease with a non oil company. The Company continues to explore opportunities with other fuel companies for the development of Burger King restaurants throughout Poland.

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

         On August 28, 1997, KP entered into a New Master Franchise Agreement with Domino's Pizza International, Inc. ("Domino's"), granting KP the exclusive right to develop and operate and to sub-license Domino's Pizza stores and to operate a commissary for the Domino's system and the use of the Domino's and related marks in the operation of stores in Poland. IFFC has agreed that as a condition to the New Master Franchise Agreement it shall contribute or cause other entities to contribute to KP a minimum amount of $2,000,000 by December 31, 1997. As of December 31, 1997, IFFC had contributed $2,000,000 to KP. IFFC also agreed that any additional capital required above such amount will also be dedicated to KP as needed to permit KP to meet its development quotas. The term of the New Master Franchise Agreement will expire on December 31, 2003, and if KP is in compliance with all material provisions of the New Master Franchise Agreement, it may be extended for an additional ten (10) years in accordance with certain minimum development quotas which KP and Domino's may agree upon by execution of an amendment to the New Master Franchise Agreement. Under the terms of the New Master Franchise Agreement, KP shall be obligated to open 5, 6, 7, 8, 9, and 10 stores, respectively, beginning in 1998 and ending in the year 2003 for a total of 45 new stores. Of such stores, third party franchise stores shall not exceed 25% of the number of open and operating stores and all stores located in Warsaw, Poland shall be corporate stores.

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

         The Company maintains its executive offices in approximately 2,500 square feet of leased office space. Annual lease payments are approximately $32,200. IFFC has exercised its second of three, two year renewal options.

         IFFP maintains principal offices in Warsaw, Poland in approximately 4,000 square feet of office space. Annual lease payments are $54,000. The term of the lease is for an unlimited period; however, either party may terminate the lease after the first year with six month written notice. IFFP has the right of first refusal to the purchase of the building and will be reimbursed for the net book value of its improvements to the space upon termination of the lease agreement by the landlord.

         On November 7, 1996, IFFC amended its employment agreement with the Chairman of the Board, Chief Executive Officer and President, extending his employment term until December 31, 1999. The minimum annual salary during the first year is $183,013 subject to a

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



10% annual increase for each of the remaining two years. The agreement provides for an annual incentive bonus of 2.5% of the Company's net income. The agreement also provides for various fringe benefits, certain payments if employment is terminated by reason of death or disability and a severance payment of twice the minimum annual salary then in effect, plus the incentive bonus paid in the prior year, in the event employment is terminated by the Company without cause.

         On July 1, 1997, the Company entered into an employment agreement with its Chief Financial Officer for an initial term of three years, which may be extended by the Company for up to two additional years. Minimum annual salary for the first year is $85,000. The agreement provides for various fringe benefits, a payment of $20,000 in the event employment is terminated by reason of death or disability and a maximum payment of $20,000 if employment is terminated without cause by the Company. In the event of a required move to Poland, the Company will be required to pay an appropriate housing allowance to be determined at the time of the move.

         On July 1, 1997, the Company entered into an employment agreement with its Senior Vice President, Chief Operating Officer and General Manager for an initial term of three years, which may be extended by the Company for up to an additional two years. Minimum annual salary for the first year is $100,000. The agreement provides for various fringe benefits, a payment of $25,000 in the event employment is terminated by reason of death or disability and a maximum payment of $25,000, if employment is terminated without cause by the Company.

         In connection with the procurement of restaurant sites, IFFP and PKP have entered into various long-term arrangements for restaurant space. The terms of the various agreements range from approximately two to ten years, plus extensions based upon agreement between the parties. The following is a schedule by years of minimum future rentals on noncancelable operating leases as of December 31, 1997, based on the year end exchange rate:

         Year Ending December 31:
         ------------------------              POLAND              U.S.A.
                                               ------              ------
                   1998                      $    589,869       $  32,200
                   1999                           549,831          32,200
                   2000                           544,700          32,200
                   2001                           544,700            -
                   2002                           544,700            -
                   Thereafter                   3,360,692            -
                                             -------------      ---------

                                             $  6,134,492       $  96,600
                                             =============      =========

         Rent expense for 1997 and 1996 was $560,933 and $450,572, respectively.

         IFFP has entered into long-term purchase agreements with its suppliers for its major menu items, which are sourced in Poland. The range of prices and volume of purchases under the agreements vary according to IFFP's demand for the products and fluctuations in market rates.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




14.      LITIGATION:

         BKC Litigation - On March 17, 1995, IFFC and IFFP (collectively, the "IFFC Affiliates"), filed suit against BKC in the Eleventh Judicial Circuit Court of the State of Florida. In their amended complaint, the IFFC Affiliates alleged, among other things, that BKC breached certain of its express and implied obligations under the old BKC Development Agreement and the eight existing franchise agreements (the "Franchise Agreements") pertaining to IFFP's eight Burger King restaurants. The IFFC Affiliates further alleged that in connection with BKC's sale of certain of its rights pursuant to the old BKC Development Agreement and the Franchise Agreements, BKC failed to timely deliver to the IFFC Affiliates a complete and accurate franchise offering circular in accordance with rules promulgated by the Federal Trade Commission (the "FTC Count"). The IFFC affiliates also alleged that BKC committed certain acts which constitute fraud and/or deceptive and unfair business practices. The IFFC Affiliates asked the court to, among other things, award them compensatory damages of not less than $15,000,000, punitive damages and certain costs and expenses.

         On March 11, 1997, BKC, IFFC, IFFP and Rubinson, individually and on behalf of Litigation Funding, Inc. entered into a Settlement Agreement. In connection with the execution of the Settlement Agreement, IFFC and BKC entered into the New BKC Development Agreement and eight (8) new franchise agreements. BKC paid to IFFC the sum of $5,000,000 (less $21,865 of royalties owned by IFFP to BKC for February 1997) for a net amount of $4,978,135. In addition, BKC forgave $499,768 representing all monies owed BKC by IFFP and IFFC through January 31, 1997. Under the terms of the Settlement Agreement, a portion of such proceeds, not to exceed $2,000,000, could be used to immediately satisfy the actual legal fees and costs of IFFC and IFFP incurred in connection with the BKC litigation, including IFFC's and IFFP's obligation under the agreement between IFFC, IFFP and Litigation Funding, Inc. The remaining $3,000,000 is to be used by IFFC and IFFP for the development of additional BKC restaurants in Poland or working capital for IFFP pursuant to the New BKC Development Agreement. All parties to the litigation stipulated to dismissal of the litigation and executed mutual releases.

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

         Pursuant to the amended Funding Agreement, Funding agreed to pay on behalf of IFFC and/or IFFP up to $750,001 (the "Amount") for all expenses (including attorneys' fees, court costs and other related expenses, but not judgments or amounts paid in settlement) actually incurred by or on behalf of IFFC and/or IFFP in connection with investigating, defending, prosecuting, settling or appealing the BKC Litigation and any and all claims or counterclaims of BKC against IFFC and/or IFFP (collectively, the "BKC Matter"). Funding paid all amounts it was requested to pay pursuant to the Funding Agreement.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




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

         Specifically, IFFC and IFFP each individually assigned, set over, transferred and conveyed to Funding all of its right, title and interest in and to the sum of the following (the "Assigned Proceeds"); (i) seventy five percent (75%) of the Proceeds to the extent that such amount does not exceed Funding's Expenses (Funding's Expenses") which are defined as the sum of the aggregate amount of money paid by Funding and the amount of money expended by Funding if it assumes the prosecution of the BKC Matter; (ii) seventy five percent (75%) of any Proceeds, excluding any Sales Proceeds, in excess of the sum of Funding's Expenses and the IFFC Affiliates' Expenses (as such term is defined below, the "IFFC Affiliates' Expenses"); and (iii) seventy five percent (75%) of any Sales Proceeds in excess of the sum of Funding's Expenses and the IFFC Affiliates' Expenses.

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

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



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

         In consideration of the Amount, IFFC also assigned to Funding a security interest (the "Security Interest") in its entire equity interest in IFFP (the "IFFP Stock"). The Security Interest secures the delivery to Funding of all the Assigned Proceeds. In order to perfect the Security Interest, IFFC has agreed to take all such actions as are necessary under the laws of the Republic of Poland ("Poland") and the State of Florida to transfer title to the IFFP Stock to the Escrow Agent; provided, however, that IFFC has retained beneficial ownership of the IFFP Stock, including the right to vote the IFFP Stock, unless Funding does not receive the Assigned Proceeds in accordance with the terms of the Funding Agreement and such nonreceipt is not rectified within 45 days (an "Event of Default"). IFFC has further agreed to deliver to the Escrow Agent such documents as are necessary to file with the appropriate authorities in Poland to, if an Event of Default occurs, officially transfer legal and beneficial title to the IFFP Stock to Funding. IFFC and Funding have agreed that record title to the IFFP Stock is being transferred to the Escrow Agent to provide Funding a perfected security interest in the IFFP Stock without being forced to rely on Poland's system of recording and perfecting security interest. If (1) Funding receives the Assigned Proceeds in accordance with the terms of the Funding Agreement or (2) it becomes apparent that Funding shall not ever be entitled to receive any Proceeds, then Funding is required to immediately issue a notice to the Escrow Agent with respect to the IFFP Stock and the Security Interest is to be satisfied and extinguished.

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

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



         The gain on settlement of the BKC Litigation is comprised as follows:

         Settlement Proceeds:
               Cash received from BKC                             $ 5,000,000
               Forgiveness of liabilities due
                   to BKC                                             499,768
               Value attributable to Development
                   Agreement                                        1,000,000
                                                                  -----------

                        Total proceeds                              6,499,768

         Less Settlement Costs and Deferred Credits:
               Legal fees and costs paid by
                   IFFC                                            (1,447,082)
               Legal fees and costs paid by
                   Funding                                           (750,001)
               Deferred Credit                                     (1,000,000)
                                                                  -----------

                        Net settlement proceeds                     3,302,685

               Portion of net settlement proceeds
                   due to Funding                                  (2,477,014)

               Legal fees and costs paid by IFFC
                   in prior to 1997 and charged
                   against operations                                 501,399
                                                                  -----------

               IFFC gain on settlement                            $ 1,327,070
                                                                  ===========


         IFFC has valued the New Development Agreement at $1,000,000 which is its best estimate of the cost that it would incur in obtaining such agreement from BKC exclusive of all other matters associated with the BKC settlement. Due to the uncertainty relating to IFFC's ability to meet the performance requirements specified in the New Development Agreement, which must be achieved by September 30, 1999, coupled with the $1,000,000 amount that will be payable to BKC if the minimum performance requirements are not met, IFFC has recorded a Deferred Credit of $1,000,000 in connection with recognition of gain on settlement of the BKC Litigation. If the minimum performance objectives required by the New Development Agreement are achieved by September 30, 1999, $750,000 will be recognized by IFFC as additional gain on the BKC Litigation settlement and $250,000 will become payable to BKC. If the maximum performance objectives required by the New Development Agreement are achieved by September 30, 1999, $1,000,000 will be recognized by IFFC as additional gain on the BKC Litigation settlement. If the minimum performance objectives are not met the $1,000,000 Deferred Credit will become payable to BKC.

         The payable to Funding was calculated as follows:

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




               Portion of net settlement proceeds
                   due to Funding                            $ 2,477,014

               Reimbursement of legal fees and
                   costs paid by Funding                         750,001
                                                             -----------

               Balance due to Funding                          3,227,015

               Payment made in May, 1997                       1,028,521
                                                             -----------

               Promissory note payable
               to Funding                                    $ 2,198,494
                                                             ===========

         The promissory note provided for interest at prime plus 1%, and matures on December 31, 1998. The note was collateralized by the Company's equity interest in IFFP.

         On July 14, 1997, IFFC and IFFC Acquisition, Inc., a wholly-owned subsidiary of the Company ("Acquisition Sub") entered into a Merger Agreement with Litigation Funding, Inc. ("Funding") and Mitchell and Edda Rubinson, the sole shareholders of Funding. Under the terms of the Agreement, Funding was merged with and into Acquisition Sub. The 25,909,211 shares of common stock of the Company to be received by the Funding shareholders was determined by dividing the $3,021,014 value assigned to Funding by the book value per share ($.1166) of the Company's common stock as of June 30, 1997, before reduction for the liquidation preference applicable to the outstanding shares of Preferred Stock.

         On July 14, 1997, the date of the Merger Agreement with Litigation Funding, Inc., the Company's Common Stock was trading at approximately $.34 per share. However, due to the lack of an established trading market for the Company's Common Stock, the disinterested Directors of the Company did not utilize the quoted price per share to determine the number of shares to issue in connection with the Merger Agreement. Instead the June 30, 1997 book value of the Company ($.1166 per share) was utilized to measure the Company's fair value. In the opinion of the disinterested Directors of the Company, the value assigned to the Common Stock issued was approximately equlvalent to its fair value on the date such shares were issued.

         The value assigned to Funding represents (i) the $2,198,494 plus accrued interest owed to Funding by the Company pursuant to a promissory note and (ii) $750,000 which represents seventy-five percent (75%) of the value attributable to the New Development Agreement between Burger King Corporation ("BKC") and IFFC and its affiliates which was executed on March 14, 1997 in connection with the Company's settlement of its litigation against BKC.

         As of July 1995, IFFC became subject to penalties for failure to comply with a recently amended tax law requiring the use of cash registers with certain calculating and recording capabilities and which are approved for use by the Polish Fiscal Authorities. IFFP was unable to modify and/or replace its cash register system before July 1995. As a penalty for noncompliance, Polish tax authorities may disallow certain value added tax deductions for July and August 1995. Additionally, penalties and interest may be imposed on these disallowed deductions. IFFP believes that its potential exposure is approximately $400,000, which amount has been accounted for in the accompanying consolidated financial statements as of December 31, 1997. IFFP has requested a final determination by the Polish Minister of Finance. The Company is unable to predict the timing and nature of the Minister's ruling. Although IFFP's NCR Cash Register System is a modern system, the system cannot be modified. IFFP is currently in the process of replacing the system with a new system which complies with Polish regulations. IFFP estimates the new system will cost approximately $200,000 for its existing eight restaurants.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




15.      OTHER TRANSACTIONS:

         In July 1997, the Company purchased 100% of KP and PKP, two Polish limited liability companies, for a nominal consideration and assumption of all liabilities, including the liabilities of KP to the Company under a $500,000 promissory note. KP owns the exclusive master franchise rights and PKP owns the individual store franchises for Dominos pizza stores and a Domino's approved commissary in Poland.

         The acquisition was accounted for under the purchase method of accounting, and the net assets acquired are included in the Company's consolidated balance sheet based upon their estimated fair values at the date of acquisition. Results of operations of KP are included in the Company's consolidated statement of operations subsequent to the date of acquisition. The excess of the net assets acquired over the purchase price are accounted for as a reduction of furniture, equipment and leasehold improvements.

         The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.

                                    Year Ended December 31,
                                    -----------------------
                                    1997               1996
                                    ----               ----

Total Revenues                  $ 6,673,191         $ 6,376,534

Net loss                        $(1,384,323)        $(2,564,233)

Basic and diluted net loss
    per share                   $      (.05)        $      (.43)

                                INDEX TO EXHIBITS


Exhibit           Description
-------           -----------
10.71 Employment Agreement, dated as of July 1, 1997, between
      IFFC and James F. Martin
10.72 Employment Agreement, dated as of July 1, 1997, between
      IFFC and Leon Blumenthal
10.73 Employment Agreement, dated as of March 1, 1998, between
      IFFC and Ian Scattergood
21.1  Subsidiaries of IFFC