Form 10QSB
period 1998-03-31
INTERNATIONAL FAST FOOD CORP
filed 1998-05-15
CIK 885549

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



           [X]  Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1998



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

                            Yes   [x]     No  [ ]

The number of shares outstanding of the issuer's common stock, par value $.01 per share as of May 11, 1998 was 44,641,247.

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

      ITEM. 1     Financial Statements


                  Consolidated Balance Sheets as of
                  March 31, 1998 and December 31,
                  1997                                                 2 - 3


                  Consolidated Statements of Operations
                  for the Three Months Ended March 31,
                  1998 and 1997                                          4


                  Consolidated Statements of
                  Shareholders' Equity for the Three
                  Months Ended March 31, 1998                            5


                  Consolidated Statements of Cash Flows
                  for the Three Months Ended March 31,
                  1998 and 1997                                        6 - 7


                  Notes to Consolidated Financial
                  Statements                                           8 - 22



      ITEM. 2     Management's Discussion and Analysis
                  or Plan of Operation                                23 - 35

PART II.  OTHER INFORMATION
---------------------------

         ITEM. 2  Legal Proceedings                                      36
         ITEM. 6  Exhibits and Reports on Form 8K                        37


SIGNATURES

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS
                                    ------

                                                March 31,       December 31,
                                                  1998              1997
                                              ------------       -----------

CURRENT ASSETS:

   Cash and cash equivalents                 $  17,908,174      $ 18,642,335
   Restricted cash                                 999,990           999,990
   Receivables                                     195,595           101,528
   Inventories                                     369,427           372,599
   Prepaid expenses                                283,538           130,711
                                              ------------       -----------

      Total Current Assets                      19,756,724        20,247,163
                                              ------------       -----------
FURNITURE, EQUIPMENT AND
   LEASEHOLD IMPROVEMENTS, NET                   6,497,068         5,959,378

DEFERRED DEBENTURE ISSUANCE COSTS,
   NET OF ACCUMULATED AMORTIZATION
   OF $165,724 AND $157,410,
   RESPECTIVELY                                    266,601           274,915

DEFERRED ISSUANCE COSTS OF 11% CONVERTIBLE
   SENIOR SUBORDINATED DISCOUNT NOTES
   NET OF ACCUMULATED AMORTIZATION
   OF $103,735 AND $41,049,
   RESPECTIVELY                                  2,385,905         2,446,869

OTHER ASSETS, NET OF ACCUMULATED
   AMORTIZATION OF $188,539 AND $199,484
   RESPECTIVELY                                    330,684           333,533

BURGER DEVELOPMENT RIGHTS,
   NET OF ACCUMULATED AMORTIZATION
   OF $108,108 AND $81,081,
   RESPECTIVELY                                    891,892           918,919

DOMINO'S DEVELOPMENT RIGHTS,
   NET OF ACCUMULATED AMORTIZATION
   OF $23,313 AND $15,542,
   RESPECTIVELY                                    165,790           173,561

                                              ------------       -----------


   Total Assets                               $ 30,294,664      $ 30,354,338
                                              ============       ===========


                             See Accompanying Notes

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS, Continued
                                 (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                March 31,       December 31,
                                                  1998              1997
                                              ------------      ------------
CURRENT LIABILITIES:
   Accounts payable                           $    881,268      $    581,555
   Accrued interest payable                         85,623            17,911
   Other accrued expenses                          801,714           788,412
   Current portion of bank credit
   facilities payable                            1,383,000         1,349,995
                                              ------------      ------------
      Total Current Liabilities                  3,151,605         2,737,873

11% CONVERTIBLE SENIOR SUBORDINATED
     DISCOUNT NOTES DUE OCTOBER 31, 2007        20,889,680        20,354,680

LONG TERM BANK CREDIT FACILITIES                   534,000           630,000

9% SUBORDINATED CONVERTIBLE
  DEBENTURES, DUE DECEMBER 15, 2007              2,756,000         2,756,000

                                              ------------      ------------
      Total Liabilities                         27,331,285        26,478,553
                                              ------------      ------------

DEFERRED CREDIT                                  1,000,000         1,000,000
                                              ------------      ------------

MINORITY INTEREST IN NET ASSETS OF
   CONSOLIDATED SUBSIDIARY                          89,472           115,294
                                              ------------      ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred Stock, $.01 par value,
   1,000,000 shares authorized;
   33,450 and 33,450 shares issued
   and outstanding, respectively (liquidation
   preference of $3,345,000)                           334               334

   Common Stock, $.01 par value,
   100,000,000 shares authorized;
   44,641,247 and 44,641,247 shares
   issued and outstanding, respectively            446,413           446,413

   Additional paid-in capital                   17,691,542        17,691,542

   Accumulated deficit                         (16,264,382)      (15,377,798)

                                              ------------      ------------

      Total Shareholders' Equity                 1,873,907         2,760,491
                                              ------------      ------------
      Total Liabilities and
          Shareholders' Equity                $ 30,294,664      $ 30,354,338
                                              ============      ============

                             See Accompanying Notes

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                               Three Months Ended March 31,
                                              ------------------------------
                                                   1998              1997
                                              ------------      ------------
REVENUES:
  Restaurant sales                            $  1,786,120      $  1,358,610
  Other operating, net                              18,681            28,864
                                              ------------      ------------

      Total Revenue                              1,804,801         1,387,474

FOOD AND PACKAGING COSTS                           696,524           568,943
                                              ------------      ------------

GROSS PROFIT                                     1,108,277           818,531

RESTAURANT OPERATING EXPENSES:
  Payroll and related costs                        325,366           216,852
  Occupancy and other operating expenses           505,897           365,068
  Depreciation and amortization                    206,740           223,487
                                              ------------      ------------
   Total Restaurant Operating
      Expenses                                   1,038,003           805,407
                                              ------------      ------------

                                                    70,274            13,124
                                              ------------      ------------

GENERAL AND ADMINISTRATIVE EXPENSES                534,411           492,510

OTHER INCOME (EXPENSES):
   Interest and other income                       277,745            39,671
   Interest expense, including
      amortization of debenture
      issuance costs                           (   705,951)      (   105,547)
   Gain on settlement of litigation,
      net of applicable costs                         -            1,327,070
   Foreign currency exchange loss                  (20,063)          (23,234)
                                              ------------      ------------

          Total other income (expenses)           (448,269)        1,237,960
                                              ------------      ------------

INCOME (LOSS) BEFORE MINORITY INTEREST            (912,406)          758,574

MINORITY INTEREST IN LOSSES OF
   CONSOLIDATED SUBSIDIARY                          25,822            71,252
                                              ------------      ------------

NET INCOME (LOSS)                             $   (886,584)     $    829,826
                                              ============      ============
NET INCOME (LOSS) PER COMMON SHARE:

   Basic                                      $       (.02)     $        .07
                                              ============      ============

   Diluted                                    $       (.02)     $        .06
                                              ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:

   Primary                                      44,641,247        11,631,201
                                              ============      ============

   Fully diluted                                44,641,247        15,855,436
                                              ============      ============

                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    For the Three Months Ended March 31, 1998
                                   (Unaudited)



                                  Common Stock          Preferred Stock      Additional
                              --------------------   --------------------     Paid In     Accumulated
                               Shares      Amount     Shares      Amount      Capital       Deficit        Total
                              --------    --------   --------    --------    ----------   -----------    -----------

Balances,
   December 31, 1997         44,641,247   $446,413     33,450    $   334   $ 17,691,542   $(15,377,798)  $ 2,760,491



Net loss for the period               -          -          -          -              -       (886,584)     (886,584)
                             ----------   --------   --------    -------   ------------   ------------   ------------
Balances,
   March 31, 1998            44,641,247   $446,413     33,450    $   334   $ 17,691,542   $(16,264,382)  $ 1,873,907
                             ==========   ========   ========    =======   ============   =============  ============


                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                               Three Months Ended March 31,
                                              ------------------------------
                                                   1998              1997
                                              ------------      ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:

   Net income (loss)                          $   (886,584)     $    829,826
   Adjustment to reconcile net income
      (loss) to net cash provided by
      (used in)operating activities:
      Amortization and depreciation of
             furniture, equipment, leasehold
             improvements and other assets         249,852           223,487
      Amortization of debt discount
             and issuance costs                    604,278             8,314
      Minority interest in losses of
          subsidiary                               (25,822)          (71,252)
         Other operating items                     (11,942)           40,115
   Changes in operating assets and
      liabilities:
          Receivables                              (94,067)          (11,037)
          Inventories                                3,172            41,268
          Prepaid expenses                        (152,827)           (5,618)
          Accounts payable and
             accrued expenses                      380,727           112,813
                                              ------------      ------------

   Net cash provided by
      operating activities                          66,787         1,167,916
                                              ------------      ------------


CASH FLOWS FROM INVESTING
  ACTIVITIES:

   Decrease in restricted cash                        -               26,422
   Payments for furniture, equipment
      and leasehold improvements, net             (752,744)          (45,039)
    Refund of franchise fees                                          30,000
   Changes in other assets, net                      2,849             1,194
                                              ------------      ------------

   Net cash (used in) provided by
      investing activities                        (749,895)           12,577
                                              ------------      ------------

                             See Accompanying Notes

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (Unaudited)

                                               Three Months Ended March 31,
                                              ------------------------------
                                                   1998              1997
                                              ------------      ------------
CASH FLOWS FROM FINANCING
   ACTIVITIES:

   Advances from (to) Affiliate, net                  -              (25,696)
   Repayments of bank credit
      facilities                                   (62,995)         (241,500)
   Increase in Payable to Litigation
      Funding                                         -            3,227,015
   Net Proceeds from issuance of
      Convertible promissory notes                    -              500,000
                                              ------------      ------------
   Net cash (used in) provided by
      financing activities                         (62,995)        3,459,819
                                              ------------      ------------
EFFECT OF EXCHANGE RATE CHANGES
   ON CASH AND CASH EQUIVALENTS                     11,942            (8,967)

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                               (734,161)        4,631,345

BEGINNING CASH AND CASH EQUIVALENTS             18,642,335           194,269
                                              ------------      ------------

ENDING CASH AND CASH EQUIVALENTS              $ 17,908,174      $  4,825,614
                                              ============      ============
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:

   Cash paid during the period for:
      Interest                                $     34,321      $     36,248
                                              ============      ============
SUPPLEMENTAL SCHEDULE OF NON
   CASH INVESTING & FINANCING ACTIVITIES:

Quarter Ended March 31, 1998:
       None

Quarter Ended March 31, 1997:

         Issuance of 32,996 shares of Common Stock upon the exchange of 990 shares of Preferred Stock.

         Issuance of 2,000,000 shares of Common Stock in payment of $200,000 for legal fees.

                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.    ORGANIZATION:

         International Fast Food Corporation ("IFFC" or the "Company"), was incorporated in December 1991 as a Florida corporation. The Company, has, subject to certain exceptions, the exclusive right to develop franchised Burger King restaurants and Domino's Pizza stores ("Domino's Stores") in the Republic of Poland ("Poland"). The Company currently operates eight Burger King restaurants and eight Domino's Stores.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of the Company and its majority-owned (85%) Polish subsidiary, International Fast Food Polska, Sp. zo.o. ("IFFP"), a limited liability company, and IFFP's two wholly-owned Polish limited liability companies. Additionally, the consolidated financial statements include the accounts of the Company's two wholly owned Polish limited liability companies, Krolewska Pizza, Sp. z o.o.("KP") and Pizza King Polska, Sp. z o.o. ("PKP") for the period from their acquisition in July 1997. KP and PKP presently operate eight Domino's Pizza stores and a Domino's approved commissary. All significant intercompany transactions and balances have been eliminated in consolidation.

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

      The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1997 of International Fast Food Corporation and Subsidiaries (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1997 consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

                  INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

         IFFC's restaurant and store operations are conducted in Poland. The Polish economy has historically been characterized by high rates of inflation and devaluation of the Polish zloty against the dollar and European currencies. However, in the years ended December 31, 1996 and 1997, the rates of inflation and devaluation improved. For the years ended December 31, 1993, 1994, 1995, 1996, and 1997 the annual inflation rate in Poland was 35%, 32%, 21.6%, 19.5%, and 13.0% respectively. Payment of interest and principal on the 9% Convertible Subordinated Debentures, 11% Convertible Senior Subordinated Discount Notes and payment of franchise fees to Burger King Corporation ("BKC") and Domino's Pizza, Inc. ("DPI") for each restaurant and store opened are in United States currency. Additionally, IFFC is dependent on certain sources of supply which require payment in European or United States currencies. Since IFFC's revenues from operations are in zlotys, IFFC is subject to the risk of currency fluctuations. IFFC has and intends to maintain substantially all of its unutilized funds in United States or Western European currency denominated securities and/or European Currency Units. There can be no assurance that IFFC will successfully manage its exposure to currency fluctuations or that such fluctuations will not have a material adverse effect on IFFC.

         The official currency of Poland is the Zloty, The value of the Zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. At March 31, 1998 and 1997, the exchange rate was 3.432 and 3.076 zlotys per dollar, respectively. The accounts of IFFC's Polish subsidiaries are maintained in zlotys and are remeasured into U.S. dollars, the functional currency, at the end of each reporting period. Monetary assets and liabilities are remeasured, using current exchange rates. Non-monetary assets, liabilities, and related expenses, primarily furniture, equipment, leasehold improvements and related depreciation and amortization, are remeasured using historical exchange rates. Income and expense accounts, excluding depreciation and amortization, are remeasured using an annual weighted average exchange rate. Transaction gains and losses that arise from exchange rate fluctuations in transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

         LIQUIDITY AND PLAN OF OPERATIONS - As of March 31, 1998, IFFC had working capital of approximately $16,605,119 and Cash and Cash Equivalents of $17,908,174. IFFC's working capital and cash position were significantly improved by the settlement of its litigation with Burger King Corporation ("BKC") in March 1997, the restructuring of bank debt, the merger with Litigation Funding, Inc. and the placement of the 11% Convertible Senior Subordinated Discount Notes, Due October 31, 2007.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

Although IFFC believes that it has sufficient funds to finance its present plan of operations through April 30, 1999, IFFC cannot reasonably estimate how long it will be able to satisfy its cash requirements. The capital requirements relating to implementation of the BKC Development Agreement and the New Master Franchise Agreement with Dominos are significant. Based upon current assumptions, IFFC will seek to implement its business plan utilizing its Cash and Cash Equivalents and cash generated from restaurant and store operations. In order to satisfy the capital requirements of the BKC Development Agreement and the New Master Franchise Agreement with Dominos, IFFC will require resources substantially greater than the amounts it presently has or amounts that can be generated from restaurant and store operations. Other than its existing Bank Credit Facilities, IFFC has no current arrangements with respect to, or sources of additional financing and there can be no assurance that IFFC will be able to obtain additional financing or that additional financing will be available on acceptable terms to fund future commitments for capital expenditures.

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

         NET (LOSS) INCOME PER COMMON SHARE - The net (loss) income per common share in the accompanying statements of operations has been computed based upon the provisions of SFAS No. 128, Earnings per Share, which became effective for reporting periods ending after December 15, 1997, and requires restatement of previously reported per share amounts. The adoption of SFAS No. 128 did not require a change in the net income per common share amount reported for the three months ended March 31, 1997. The basic net (loss) income per common share in the accompanying statements of operations is based upon the net (loss) income after preferred dividend requirements of $50,175 and $55,875 in 1998 and 1997, respectively, divided by the weighted average number of shares outstanding during each period. Diluted per share data for the three months ended March 31, 1998 is the same as basic per share data since the inclusion of all potentially dilutive common shares that would be issuable upon the exercise of options and warrants and the assumed conversion of convertible debt and preferred stock would be anti-dilutive. Diluted net income per share for the three months ended March 31, 1997 is based on net income for the period adjusted for the interest expense on the 9% Subordinated Convertible Debentures and the 8% Convertible Promissory Notes divided by the weighted average number of Common shares outstanding after giving effect to dilutive warrants, the shares that would be issuable on the assumed conversion of preferred stock as well as the shares that would be issuable on the assumed conversion of the 9% Subordinated Convertible Debentures and the 8% Convertible Promissory Notes.

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)


      Reclassification - Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

3.    RESTRICTED CASH:

      At March 31, 1998, the Company had a $999,990 certificate of deposit hypothecated to an outstanding line of credit with Totalbank.

4.    BANK CREDIT FACILITIES:

Bank credit facilities at March 31, 1998 consists of the following:


Amerbank  in  Poland, S.A., IFFP overdraft
  credit line, variable rate approximately
  equal to prime, expires March 1, 1999                                          $         0

Amerbank, IFFP line of credit of $950,000
  payable in twenty nine monthly installments
  of $32,000 commencing on March 31, 1998,
  interest payable monthly at 2.75% above LIBOR,
  $22,000 due at maturity on August 12, 2000.                                        918,000

* Amerbank IFFP revolving credit facility, interest
  is payable monthly at 2.50% above LIBOR, $1,500,000
  maximum credit until August 1999, payable in thirty
  five monthly installments thereafter of $42,000
  with final payment of $30,000 due at maturity on August 12, 2002.                        0

Totalbank  IFFC line of credit of $999,000
  payable  in full on May 19, 1998,
  interest at 6.5% payable quarterly
  collateralized by certificates of
  deposit in the amount $999,990                                                     999,000
                                                                                ------------
          Total Debt                                                               1,917,000
          Less: Current Maturities                                                 1,383,000
                                                                                ------------
          Long Term Debt                                                        $    534,000
                                                                                ============

*The Amerbank revolving facility for $1,500,000 had not been drawn upon as of March 31, 1998.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


5.            9% CONVERTIBLE SUBORDINATED DEBENTURES:

         The 9% Convertible Subordinated Debentures (the "Debentures") mature on December 15, 2007 and provide for the payment of cash interest, semi-annually on June 15 and December 15, until maturity.

         The Debentures are subordinated and subject in right of payment to the prior payment of all Senior Indebtedness as defined in the Debentures. The indenture contains no provision restricting the incurrence of additional debt or the issuance of additional securities. The Debentures may be redeemed together with accrued interest at the option of the Company in whole or in part, at any time on at least 30 days notice to Debentureholders at decreasing redemption prices from 109% in 1993 to 100% in 2002 and thereafter. The Debentures are redeemable through the operation of a sinking fund beginning 1998 through 2006. Sinking fund payments will be reduced for Debentures previously converted or redeemed by the Company.


6.            11% CONVERTIBLE SENIOR SUBORDINATED DISCOUNT NOTES:

         On November 5, 1997, the Company sold $27,536,000 of 11% Convertible Senior Subordinated Discount Notes Due October 31, 2007 ( the "Notes") in a private offering. At March 31, 1998, the notes are comprised as follows:

                  Face amount of notes at maturity               $27,536,000

                  Unamortized discount to be accreted as
                           interest expense and added to the
                           original principal balance of the
                           notes over a period of three years    ( 6,646,320)
                                                                 -----------

                  Balance at March 31, 1998                      $20,889,680
                                                                 ===========

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

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


         The Notes are convertible, at the option of the holder, into Common Stock at any time after November 5, 1998. The number of shares of Common Stock issuable upon conversion of the Notes is equal to the Accreted Value of the Notes being converted, on the date of conversion, divided by $.70 (the "Conversion Ratio"), subject to adjustment in certain events. Accordingly, the number of shares of Common Stock available for issue upon conversion of the Notes will increase as the accreted value of the Notes increases. In addition,
(a)if the closing sale price (the "closing price") of the Common Stock on the Nasdaq National Market or other securities exchange or system on which the Common Stock is then traded or (b) if not so traded, then the best bid offered price on the OTC Bulletin Board Service (the "BBS") on the days when transactions in the Common Stock are not effected, or on such days as transactions are effected on the BBS, the highest price at which a trade was executed, during any period described below has exceeded the price for such period for at least 20 consecutive trading days (the "Market Criteria Period"), and a registration statement with respect to the resale of Common Stock to be issued upon conversion of the Notes is effective, all of the Notes will be automatically converted into Common Stock at the close of business on the last day of the Market Criteria Period; provided, however, that if the Market Criteria is satisfied during the third year after the closing date of the offering, the conversion will occur only if the Closing Price or OTC Price, as applicable, of the Common Stock is at least $2.80 on such date :

                      12 Months Beginning                   Closing Price
                      -------------------                   -------------

                        October 31, 1999                      $2.80

                        October 31, 2000                      $3.25

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


7.            SHAREHOLDERS' EQUITY:

         The Company's stock option plan provides for the granting of options to qualified employees and directors of the Company. Stock option activity for the three months ended March 31, 1998 is as follows:

      Outstanding at beginning of period             570,000
      Granted                                        100,000
      Exercised                                         -
      Expired                                           -
                                                   ---------
      Outstanding at end of period                   670,000
                                                   =========
      Exercisable at end of period                   256,000
                                                   =========
      Price range of options outstanding
          at end of period                         $     .40
                                                   =========

      Available for grant at end of period         1,330,000
                                                   =========

         In July 1997, all options outstanding were repriced to $.40, respectively, which was equivalent to the market price of the Common Stock on such dates.

         During the three months ended March 31, 1997, 32,996 shares of Common Stock were issued upon exchange of 990 shares of Preferred Stock.

                  INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)


         At March 31, 1998, IFFC had reserved the following shares of Common Stock for issuance:

                        Stock option plan                             2,000,000

                        Warrants issued in connection with
                        1994 exchange offer, exercisable at
                        $7.00 per share through August 1, 1999          290,800

                        Convertible Debentures convertible
                        into Common Stock at a conversion price
                        of $8.50 per share on or before
                        December 15, 2007                               324,235

                        Preferred Stock convertible into Common
                        Stock at a conversion price of $3.00
                        per share                                     1,115,000

                        Warrants to purchase 50,000 shares of
                        Common Stock at an exercise price of
                        $.2831 per share                                 50,000

                        Convertible Senior Subordinated Discount
                        Notes convertible into Common Stock, after
                        November 5, 1998, at a conversion price
                        of $.70 per share                            39,337,143
                                                                     ----------

                              Total reserved shares                  43,117,178
                                                                     ==========

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

9.    COMMITMENTS AND CONTINGENCIES:

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

      Pursuant to the BKC Development Agreement, IFFC is to open three restaurants through September 30, 1998, four restaurants in each year beginning October 1, 1998 and ending September 30, 2001 and five restaurants in each year beginning October 1, 2001 and ending September 30, 2007. As of the date hereof, construction has commenced on three new restuarants.

      Pursuant to the BKC Development Agreement, IFFC shall pay BKC $1,000,000 as a development fee. IFFC shall not be obligated to pay the development fee if IFFC is in compliance with the development schedule by September 30, 1999, and has achieved gross sales of $11,000,000 for 12 months preceding the September 30, 1999 target date. If the development schedule has been achieved but gross sales were less than $11,000,000, but greater than $9,000,000, the development fee shall be reduced to $250,000. If the development fee is payable due to failure to achieve the performance targets set forth above, IFFC, at its option, may either pay the development fee or provide BKC with the written and binding undertaking of Mr. Mitchell Rubinson, IFFC's Chairman, that the Rubinson Group(as defined below) will completely divest themselves of any interest in IFFC and the Burger King restaurants opened or operated by IFFC in Poland within six (6) months of the date the development fee payment is due. The Rubinson Group shall be defined to include any entity that Mr. Rubinson directly or indirectly owns an aggregate interest of ten percent (10%) or more of the legal or beneficial equity interest and any parent, subsidiary or affiliate of a Rubinson entity. Mr. Rubinson has personally guaranteed payment of the development fee.

      For each restaurant opened, IFFC is obligated to pay BKC an initial fee of up to $40,000 for franchise agreements with a term of 20 years and $25,000 for franchise agreements with a term of ten years payable not later than twenty days prior to the restaurant's opening. Each franchised restaurant must also pay a percentage of the restaurant's gross sales, irrespective of profitability, as a royalty for the use of the Burger King System and the Burger King Marks. The annual royalty fee is five percent (5%) of gross sales. The franchises must also contribute a monthly advertising and promotion fee of 6% of the restaurant's gross sales, to be used for advertising, sales promotion, and public relations. Payment of all amounts due to BKC is guaranteed by IFFC. The BKC Development Agreement calls for certain cash contributions from BKC to IFFC over the term of the Development Agreement and additional sums based on an incentive arrangement when earned, to be retained by IFFC out of BKC's future royalties.

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

                  INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)

         On August 28, 1997, KP entered into a New Master Franchise Agreement with Domino's Pizza International, Inc. ("Domino's"), granting KP the exclusive right to develop and operate and to sub-license Domino's Pizza stores and to operate a commissary for the Domino's system and the use of the Domino's and related marks in the operation of stores in Poland. IFFC also agreed that additional capital as may be required above such amount will also be dedicated to KP as needed to permit KP to meet its development quotas. The term of the New Master Franchise Agreement will expire on December 31, 2003, and if KP is in compliance with all material provisions of the New Master Franchise Agreement, it may be extended for an addition ten (10) years in accordance with certain minimum development quotas which KP and Domino's may agree upon by execution of an amendment to the New Master Franchise Agreement. Under the terms of the New Master Franchise Agreement, KP shall be obligated to open 5, 6, 7, 8, 9, and 10 stores, respectively, beginning in 1998 and ending in the year 2003 for a total of fifty (50) stores. Of such stores, third party franchise stores shall not exceed 25% of the number of open and operating stores and all stores located in Warsaw, Poland shall be corporate stores.

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

         On January 23, 1998, the Company entered into a five year, project management agreement with PMI Polska, Sp. z o.o. ("PMI"). Under the terms of the agreement, PMI's responsibilities include the procurement of architects, inspectors, engineers and contractors; the supervision of each during the development of the new Burger King restaurants; as well as overall supervision of each site. Under the terms of the agreement, PMI is to be paid $13,500 for each of the initial ten (10) restaurant sites it supervises and $6,850 for each thereafter. The fees for each restaurant site are paid over six months. PMI's out of pocket costs are capped at 1,350 British pounds per site (approximately $2,275 at March 31, 1998 exchange rates).

         On January 30, 1998, IFFP entered into three (3), twenty (20) year lease agreements with BP Poland, Sp. z o.o. ("BP") for purposes of constructing three Burger King restaurants. Two of the three restaurants will be constructed in the Southern region of Poland; and the third will be constructed in the Warsaw region. All three sites will be built adjacent to BP gas stations. Under the terms of the respective lease agreements, the Company's annual rental payments for each lease is $30,000 ("minimum rent") or 5.0% of its net sales, whichever is greater. The minimum rent payment is adjusted each year to represent 75% of the previous year's total rent paid. Each lease contains two
(2), ten (10) year options, exercisable by IFFP at its sole and absolute discretion, to renew under the same terms and conditions as the underlying lease. Each lease grants IFFP right of first refusal on the right to purchase the property from BP.

         On March 1, 1998, the Company entered into an employment agreement with Ian Scattergood. Mr. Scattergood was formerly Director of Development for Burger King Corporation's European, Middle East and African territories where he served for eleven years. Mr. Scattergood's employment agreement provides that he will serve as IFFP's Director of Development for an initial term of one (1) year, which the Company may extend for up to an additional two (2) years. His annual salary for the first year is $105,000 plus a certain performance bonus. Mr. Scattergood is to receive an automobile allowance of $500.00 per month and a monthly housing allowance of $1,500. Additionally, under the terms of the

                  INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)


employment agreement, Mr. Scattergood shall be eligible to receive stock option grants under the Company's Stock Option Plans in the discretion of the Company's Board of Directors or Option Committees. The Company granted Mr. Scattergood a stock option to acquire 100,000 shares of the Company's Common Stock at an exercise price of $.40 per share equal to the current price of the Common Stock on the date of the grant, such options to be exercisable in whole or in part and cumulatively according to the following schedule: (i) twenty percent (20%) one
(1) year after the effective date of the employment agreement; (ii) sixty percent (60%) two (2) years after the effective date of the employment agreement; and (iii) one hundred percent (100%) three (3) years after the effective date of the employment agreement. Mr. Scattergood shall be entitled to three (3) weeks of paid vacation during each year of his employment. Mr. Scattergood employment agreement provides for a payment of $20,000 in the event his employment is terminated by reason of his death or disability and, in the event his employment is terminated without cause, Mr. Scattergood is entitled to a severance payment as follows: if the termination occurs (i) on or prior to February 28, 1999, the severance amount will be $20,000. Mr. Scattergood's employment agreement does not provide for a severance payment in the event his employment is terminated for cause. Mr. Scattergood's employment agreement requires that he not compete or engage in any business competitive with the Company for the term of the agreement and for two (2) years thereafter.

         On March 31, 1998, the Company commenced construction on its first development site with Dupont-Conoco. The site is adjacent to an existing Conoco Jet petrol station. The new restaurant will be located in the town of Mikolow,which is in the Southern region of Poland. The restaurant is a standard Burger King design with drive through facilities and will have approximately 80 seats. The Company estimates the total cost of the restaurant to approximate $800,000 which costs include the road works, building, furniture package, equipment, franchise fees and other pre-opening costs. The restaurant is expected to be open in June 1998.

         In March 1998, PKP opened its sixth and seventh Domino's stores in Warsaw. The sixth Domino's store cost approximately $135,000 which costs include leasehold improvements, equipment, furniture and fixtures, franchise fees and other pre-opening costs. The store consists of approximately 100 square meters and annual lease payments, excluding electricity, are approximately $6,700.
The lease was executed in January 1998 between PKP and the Municipality of Warsaw. The lease is for an unlimited period of time, however, either party may terminate the lease upon three months written notice to the other party. In the event that the Municipality terminates the lease, PKP is entitled to recover its costs, including leasehold improvements, net of depreciation.

         PKP opened its seventh Domino's store which includes a new Domino's approved training facility and cost approximately $141,000 which costs include leasehold improvements, equipment, furniture and fixtures, franchise fees and other pre-opening costs. The store consists of approximately 200 square meters including a 70 square meter training facility. Annual lease payments, excluding electricity, are approximately 23,574 zlotys (approximately $6,900 at March
31, 1998 exchange rates). The lease was executed in November 1997 between PKP and the Municipality of Warsaw. The lease is for a ten year term.

         On February 4, 1998, PKP entered into a lease for an unlimited period of time with the Municipality of Modlinska, Warsaw for its eighth Domino's store site consisting of approximately 100 square meters. The lease may be terminated by PKP at any time upon three months' notice. The Municipality of Modlinksa, Warsaw may terminate the lease at any time upon three months' notice. In the event the Municipality of Modlinska, Warsaw terminates the lease, PKP is entitled to recover its costs, including leasehold improvements, net of depreciation. Annual lease payments, excluding utility charges are approximately 52,500 zlotys (approximately $15,200 at March 31, 1998 exchange rates). The store was opened in April (See "Subsequent Events" below).

                  INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)


         On March 20, 1998, PKP entered into a lease for an unlimited period of time with the Municipality of Bielany, Warsaw for a Domino's store site consisting of approximately 137 square meters. Annual lease payments, excluding utility charges are approximately 34,500 zlotys (or approximately $10,000 at March 31, 1998 exchange rates). The Company paid the Municipality of Bielany $25,000 in key money to acquire the site. The lease may be terminated by either party at any time upon three months' notice. In the event the Municipality of Bielany, Warsaw terminates the lease, PKP is entitled to recover its costs, including key money paid, leasehold improvements, net of depreciation. The store is expected to be open in June.

10.      GAIN ON SETTLEMENT OF BURGER KING LITIGATION

         On March 11, 1997, the Company and all other parties to the BKC Litigation settled the litigation and the Company realized a gain on the settlement which is comprised as follows:

Settlement Proceeds
         Cash received from BKC                                    $ 5,000,000
         Forgiveness of liabilities due to BKC                         499,768
         Value attributable to Development Agreement                 1,000,000
                                                                   -----------
                           Total proceeds                            6,499,768

Less Settlement Costs and Deferred Credits:
         Legal fees and costs paid by IFFC                          (1,447,082)
         Legal fees and costs paid by Litigation
                  Funding pursuant to the litigation
                  financing agreements                                (750,001)
         Deferred Credit                                            (1,000,000)
                                                                   -----------

                           Net settlement proceeds                   3,302,685

         Portion of net settlement proceeds due to
                  Litigation Funding pursuant to the
                  litigation financing agreements                   (2,477,014)

         Legal fees and costs paid by IFFC
                  in years prior to 1997 and charged
                  against operations                                   501,399
                                                                   -----------
         IFFC gain on settlement                                   $ 1,327,070
                                                                   ===========
                                       20

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

         At March 31, 1997, the payable to Litigation Funding was comprised as follows:

Portion of net settlement proceeds due to
         Litigation Funding                                   $ 2,477,014

Reimbursement of legal fees and costs paid
         by Litigation funding                                    750,001
                                                              -----------
Balance payable to Litigation Funding                         $ 3,227,015
                                                              ===========

11. OTHER TRANSACTIONS

         In July, 1997, the Company purchased 100% of KP and PKP, two Polish limited liability companies, for a nominal consideration and assumption of all liabilities, including the liabilities of KP to the Company under a $500,000 promissory note. KP owns the exclusive master franchise rights and PKP owns the individual store franchises for Domino's Pizza stores and a Domino's approved commissary in Poland.

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

                                               Three months ended March 31,
                                               ----------------------------
                                                1998                  1997

Total revenues                                $1,804,801          $1,673,470

Net (loss) income                               (886,584)            609,529

Basic net (loss) income per share                   (.02)                .05

Diluted net (loss) income per share                 (.02)                .04

12.  LITIGATION

Polish Fiscal Authority Disputes

         As of July 1995, IFFP likely became subject to penalties for failure to comply with a recently amended tax law requiring the use of cash registers with certain calculating and recording capabilities and which are approved for use by the Polish Fiscal Authorities. IFFP is now in compliance with the tax law using a parallel cash register system but was unable to modify and/or replace its Cash Register System before July 1995. As a penalty for noncompliance, Polish tax

                  INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)


authorities may disallow certain value added tax deductions for July and August 1995. Additionally, penalties and interest may be imposed on these disallowed deductions. IFFP believes that its potential exposure is approximately $400,000, which amount was accounted for in its 1997 financial statements. IFFP has requested a final determination by the Polish Minister of Finance. The Company is unable to predict the timing and nature of the Minister's ruling. Although IFFP's NCR Cash Register System (the "Cash Register System") is a modern system, the Cash Register System cannot be modified. IFFP is currently in the process of replacing the system with a new Siemen's system which complies with Polish regulations. The Company has installed the new system in three of the eight restaurants and expects to install the new system in the remaining five restaurants during the second quarter of 1998. IFFP believes this new cash register system will cost approximately $200,000 for the existing eight restaurants.

Other Litigation

         The Company is not a party to any litigation or governmental proceedings that management believes would result in any judgements or penalties that would have a material adverse effect on the Company

                  INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                            (Unaudited)



13. SUBSEQUENT EVENTS:

         On April 2, 1998, PKP entered into a $300,000 development loan with the American Bank in Poland ("Amerbank") for the development of its Domino's stores. Borrowings under this credit facility may be made until December 26, 1998 and are secured by: (i) fixed assets of each new store financed; and (ii) the guarantee of IFFC. The loan shall be paid in ten equal quarterly installments of $30,000 commencing December 26, 1998 with a final payment due at maturity (March 26, 2001). Interest is paid monthly at the prevailing one month LIBOR rate plus 3.0%. This rate approximates 8.75% as of May 12, 1998. According to the terms of the agreement, the proceeds of the loan could be used to finance up to fifty percent (50%) of the costs of furnishing and commencing operation of Domino's stores operated by PKP. As of May 12, 1998, approximately $102,470 was outstanding on the facility.

         On April 8, 1998, PKP entered into a new ten year lease with Industrial Park Estate Sp. z o.o. for approximately 800 square meters of warehouse space to be used for a new Domino's Commissary. Annual lease payments are $57,600 which excludes the cost of electricity. Monthly lease payments commence on June 1, 1998 at $3,000 per month; increasing in September 1998 to $4,800 per month for the remaining life of the lease. The lease contains one five year renewal clause at the option of PKP under the same terms and conditions. The site has been approved for its intended use by DPI. The Company expects to service approximately 60 Domino's stores from this facility and expects it to be operational by June 1998. The Company will be relocating its existing commissary equipment to the new facility and estimates the costs to be approximately $85,000 including leasehold improvements, equipment, and furniture and fixtures.

         On April 29, 1998, IFFP entered into a five year lease agreement with Praga Centrum Department Store, Sp. z o.o. ("Praga") for approximately 468 square meters of office space for its corporate offices in Warsaw. The minimum annual lease payments under the lease agreement are approximately $112,000. The lease commencement date is June 1, 1998, and IFFP will receive a rental rebate of $4,500 for June. In addition, Praga is required to build out all IFFP leasehold improvements at its expense.

         On May 8, 1998, the Company's symbol on the electronic bulletin board was changed from FOOD to IFFC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

         As of March 31, 1998, IFFC had working capital of approximately $16,605,119 and Cash and Cash Equivalents of $17,908,174. IFFC's working capital and cash position were significantly improved by the settlement of its litigation with Burger King Corporation ("BKC") in March 1997 coupled with the recent debt consolidation, merger with Litigation Funding, Inc. and placement of the 11% Convertible Senior Subordinated Discount Notes, Due October 31, 2007. Although IFFC believes that it has sufficient funds to finance its present plan of operations through April 30, 1999, IFFC cannot reasonably estimate how long it will be able to satisfy its cash requirements. The capital requirements relating to implementation of the BKC Development Agreement and the New Master Franchise Agreement with Dominos are significant. Based upon current assumptions, IFFC will seek to implement its business plan utilizing its Cash and Cash Equivalents and cash generated from restaurant and store operations. In order to satisfy the capital requirements of the BKC Development Agreement and the New Master Franchise Agreement with Dominos, IFFC will require resources substantially greater than the amounts it presently has or amounts that can be generated from restaurant and store operations. Other than its existing Bank Credit Facilities, IFFC has no current arrangements with respect to, or sources of additional financing and there can be no assurance that IFFC will be able to obtain additional financing or that additional financing will be available on acceptable terms to fund future commitments for capital expenditures.

         IFFC currently operates its Burger King restaurant business in Poland through its majority owned (85%) Polish subsidiary, IFFP, and its wholly-owned Polish limited liability corporations, IFF Polska-Kolmer and IFF-DX Management. IFFC operates its Domino's Pizza business in Poland through its two wholly-owned Polish subsidiaries, Krolewska Pizza, Sp. z o.o. and Pizza King Polska, Sp. z o.o. Unless the context indicates otherwise, references herein to IFFC include all of its operating subsidiaries.

         IFFC currently operates eight Traditional Burger King Restaurants and eight Domino's Pizza stores. IFFC has incurred losses and anticipates that it will continue to incur losses until, at the earliest, it establishes a number of restaurants and stores generating sufficient revenues to offset its operating costs and the costs of its proposed continuing expansion. There can be no assurance that IFFC will be able to successfully establish a sufficient number of restaurants to achieve profitable operations.

         On January 23, 1998, the Company entered into a five year, project management agreement with PMI Polska, Sp. z o.o. ("PMI"). Under the terms of the agreement, PMI's responsibilities include the procurement of architects, inspectors, engineers and contractors; the supervision of each during the development of the new Burger King restaurants; as well as overall supervision of each site. Under the terms of the agreement, PMI is to be paid $13,500 for each of the initial ten (10) restaurant sites it supervises and $6,850 for each thereafter. The fees for each restaurant site are paid over six months. PMI's out of pocket costs are capped at 1,350 British pounds per site (approximately $2,275 at March 31, 1998 exchange rates).

         On January 30, 1998, IFFP entered into three (3), twenty (20) year lease agreements with BP Poland, Sp. z o.o. ("BP") for purposes of constructing three Burger King restaurants. Two of the three restaurants will be constructed in the Southern region of Poland; and the third will be constructed in the Warsaw region. All three sites will be built adjacent to BP gas stations. Under the terms of the respective lease agreements, the Company's annual rental payments for each lease is calculated at 4.5% of its net sales or $30,000 ("minimum rent"), whichever is greater. The minimum rent payment is adjusted each year to represent 75% of the previous year's total rent paid. Each lease contains two (2), ten (10) year options, exercisable by IFFP at its sole and absolute discretion, to renew under the same terms and conditions as the underlying lease. Each lease grants IFFP right of first refusal on the right to purchase the property from BP.

         On March 1, 1998, the Company entered into an employment agreement with Ian Scattergood. Mr. Scattergood was formerly Director of Development for Burger King Corporation's European, Middle East and African territories where he served for eleven years. Mr. Scattergood's employment agreement provides that he will serve as IFFP's Director of Development for an initial term of one (1) year, which the Company may extend for up to an additional two (2) years. His annual salary for the first year is $105,000 plus a certain performance bonus. Mr. Scattergood is to receive an automobile allowance of $500.00 per month and a monthly housing allowance of $1,500. Additionally, under the terms of the employment agreement, Mr. Scattergood shall be eligible to receive stock option grants under the Company's Stock Option Plans in the discretion of the Company's Board of Directors or Option Committees. The Company granted Mr. Scattergood a stock option to acquire 100,000 shares of the Company's Common Stock at an exercise price of $.40 per share equal to the current price of the Common Stock on the date of the grant, such options to be exercisable in whole or in part and cumulatively according to the following schedule: (i) twenty percent (20%) one
(1) year after the effective date of the employment agreement; (ii) sixty percent (60%) two (2) years after the effective date of the employment agreement; and (iii) one hundred percent (100%) three (3) after the effective date of the employment agreement. Mr. Scattergood shall be entitled to three (3) weeks of paid vacation each year during his employment. Mr. Scattergood employment agreement provides for a payment of $20,000 in the event his employment is terminated by reason of his death or disability and, in the event his employment is terminated without cause, Mr. Scattergood is entitled to a severance payment as follows: if the termination occurs (i) on or prior to February 28, 1999, the severance amount will be $20,000. Mr. Scattergood's employment agreement does not provide for a severance payment in the event his employment is terminated for cause. Mr. Scattergood's employment agreement requires that he not compete or engage in any business competitive with the Company's business for the term of the agreement and for two (2) years thereafter.

         On March 31, 1998, the Company commenced construction on its first development site with Dupont-Conoco. The site is adjacent to an existing Conoco Jet petrol station. The new restaurant will be located in the town of Mikolow,which is in the Southern region of Poland. The restaurant is a standard Burger King design with drive through facilities and will have approximately 80 seats. The Company estimates the total cost of the restaurant to approximate $800,000 which costs include road works, building, furniture package, equipment, franchise fees and other pre-opening costs. The restaurant is expected to be open in June 1998.

         On February 4, 1998, PKP entered into a lease for an unlimited period of time with the Municipality of Modlinska, Warsaw for its eighth Domino's store site consisting of approximately 100 square meters. The lease may be terminated by PKP at any time upon three months' notice. The Municipality of Modlinksa, Warsaw may terminate the lease at any time upon three months' notice. In the event the Municipality of Modlinska, Warsaw terminates the lease, PKP is entitled to recover its costs, including leasehold improvements, net of depreciation. Annual lease payments, excluding utility charges are approximately 52,500 zlotys (approximately $15,200 at March 31, 1998 exchange rates). The store was opened in April.

         In March 1998, PKP opened its sixth and seventh Domino's stores in Warsaw. The sixth Domino's store cost approximately $135,000 which costs include leasehold improvements, equipment, furniture and fixtures, franchise fees and other pre-opening costs. The store consists of approximately 100 square meters and annual lease payments, excluding electricity, are approximately $6,700.00. The lease was executed in January 1998 between PKP and the Municipality of Warsaw. The lease is for an unlimited period of time, however, either party may terminate the lease upon three months written notice to the other party. In the event that the Municipality terminates the lease, PKP is entitled to recover its costs, including leasehold improvements, net of depreciation.

         The seventh Domino's store includes a new Domino's approved training facility. This site cost approximately $141,000 which costs include leasehold improvements, equipment, furniture and fixtures, franchise fees and other pre-opening costs. The store consists of approximately 200 square meters including a 70 square meter training facility. Annual lease payments, excluding electricity, are approximately 23,574 zlotys (approximately $6,900 at March
31, 1998 exchange rates). The lease was executed in November 1997 between PKP and the Municipality of Warsaw. The lease is for a ten year period.

         On March 20, 1998, PKP entered into a lease for an unlimited period of time with the Municipality of Bielany, Warsaw for a Domino's store site consisting of approximately 137 square meters. Annual lease payments, excluding utility charges are approximately 34,500 zlotys (or approximately $10,000 at March 31, 1998 exchange rates). The Company paid the Municipality of Bielany $25,000 in key money to acquire the site. The lease may be terminated by either party at any time upon three months' notice. In the event the Municipality of Bielany, Warsaw terminates the lease, PKP is entitled to recover its costs, including key money paid, leasehold improvements, net of depreciation. The store is expected to be open in June (See "Subsequent Events").

         On May 8, 1998, the Company's symbol on the Electronic bulletin board was changed from FOOD to IFFC.

THREE MONTHS ENDED MARCH 31, 1998 VS THREE MONTHS ENDED MARCH 31, 1997

RESULTS OF OPERATIONS

         Results of operations for the three months ended March 31, 1998, include the results of Krolewska Pizza Sp. z o.o. ("KP"), and Pizza King Polska, Sp. z o.o. ("PKP") which were acquired in July 1997 in a transaction accounted for as a purchase. KP owns the exclusive development rights and PKP owns the franchises for Domino's pizza stores and commissary in Poland.

         During the three months ended March 31, 1998, KP and PKP generated $407,163 of store sales from their seven Domino's pizza stores and incurred Food and Packaging Costs of $137,229, Payroll and Related Costs of $94,472, Occupancy and Other Operating Expenses of $122,468 and Depreciation and Amortization of $40,875. As a percentage of sales, Food and Packaging Costs were 33.7%, Payroll and Related Costs were 23.2%, Occupancy and Other Operating Expenses were 30.1% and Depreciation and Amortization were 10.0%. Since the acquisition of KP and PKP were accounted for as a purchase, no amounts are included in the accompanying financial statements for the three months ended March 31, 1997.

         For the three months ended March 31, 1998 and March 31, 1997, IFFC generated Restaurant Sales of $1,786,120 and $1,358,610, respectively which includes sales of $407,163 for the Domino's Pizza stores in 1998. In U.S. dollar and Polish zloty terms IFFC's Burger King Restaurant Sales increased by approximately 1.5% and 18.4%, respectively, for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The increase is primarily attributable to the increase in the average check price per transaction resulting from the Company's menu price increase implemented in January 1998.

   During the three months ended March 31, 1998, IFFC incurred Food and Packaging Costs of $696,524, Payroll and Related Costs of $325,366, Occupancy and Other Operating Expenses of $505,897 and Depreciation and Amortization Expense of $206,740.

         Food and Packaging Costs applicable to Burger King restaurants for the three months ended March 31, 1998 and 1997 were 40.5% and 41.8% of Restaurant Sales, respectively. The 1.3% decrease as a percentage of Restaurant Sales is primarily attributable to improved product sourcing, coupled with an increase in Restaurant Sales.

         Payroll and Related Costs applicable to Burger King restaurants for the three months ended March 31, 1998 and 1997 were 16.7% and 15.9% of Restaurant Sales, respectively. The .8% increase as a percentage of Restaurant Sales increased primarily as a result of an increase in managerial salaries at the restaurant level in order to keep pace with the labor market.

         Occupancy and Other Operating Expenses applicable to Burger King restaurants for the three months ended March 31, 1998 and 1997 were 25.7% and 26.8% of Restaurant Sales, respectively. The .9% decrease as a percentage of Restaurant Sales is primarily attributable to the decrease in royalties payable to Burger King Corporation in accordance with the New BKC Development Agreement.

         Depreciation and Amortization Expense applicable to Burger King restaurants as a percentage of Restaurant Sales was 12.0% and 16.4% in the three months ended March 31, 1998 and 1997, respectively. The decrease as a percentage of restaurant sales is primarily attributable to an increase in Restaurant Sales coupled with the fully depreciated status of certain assets still in use.

         General and Administrative Expenses for the three months ended March 31, 1998 (which includes $52,118 applicable to KP and PKP) and 1997 were 29.9% and 36.3% of Restaurant Sales, respectively. The 6.4% decrease as a percentage of Restaurant Sales is primarily attributable to decreased professional fees. For the three months ended March 31, 1998, General and Administrative Expenses were comprised of executive and office staff salaries and benefits ("Salary Expense") $209,388; legal and professional fees, office rent, travel, telephone and other corporate expenses ("Corporate Overhead Expense") $281,911, and depreciation and amortization $43,112. For the three months ended March 31, 1997, General and Administrative Expense included Salary Expenses of $125,669; Corporate Overhead Expenses of $358,527, and depreciation and amortization of $8,314.

For the three months ended March 31, 1998 and 1997 Interest and Other Income was comprised as follows:
                                                Three Months Ended March 31,
                                                ----------------------------
                                                   1998             1997
                                                 ----------       ----------

      Interest income                           $   272,257       $   35,923
      Management fee                                    -0-            3,902
      All other, net                             (    5,488)         (   154)
                                                 ----------       ----------

                                                $   277,745       $   39,671
                                                 ==========       ==========

Interest Expense is comprised as follows:

                                                 Three Months Ended March 31,
                                                ----------------------------
                                                   1998             1997
                                                 ----------       ----------
         Interest Expense on 9% Subordinated
                  Convertible Debentures          $    62,010      $    62,010

         Interest Expense on 8% Convertible
                  Promissory Notes                         -             7,290

         Amortization of Debt
                  Issuance Costs                       69,278            8,314

         Accretion of discount on 11%
                  Convertible Senior Subordinated
                  Discount Notes                      535,000               -

         Interest Expense on Bank
                  Facilities                           39,663           27,933
                                                   ----------       ----------

                 Total                             $  705,951      $   104,547
                                                   ==========       ==========


         Interest Expense exceeded Interest and Other Income by $428,206 and $65,876 for the three months ended March 31, 1998 and 1997, respectively. The primary reason for the increase for the three month period ended March 31, 1998, is due to the accretion of the 11% Convertible Senior Subordinated Discount Notes and the related amortization of debt issuance costs.

         IFFC's interest expense on bank facilities was $39,663 and $27,933 for the three months ended March 31, 1998 and 1997, respectively. The $11,700 increase is attributable to IFFC's increase of borrowings under bank credit facilities.

         During the three months ended March 31, 1997, IFFC recorded a non-recurring gain of $1,327,070, or $.11 per share of IFFC's Common Stock in connection with the settlement of the BKC Litigation. See Note 10 of Notes To Consolidated Financial Statements for the components included in the calculation of the gain.

         As a result of the foregoing, the three months ended March 31, 1998, IFFC generated a net loss of $(886,584) or $(.02) per share of IFFC's Common Stock compared to net income of $829,826, or $.07 per share of IFFC's Common Stock for the three months ended March 31, 1997. During the three months ended March 31, 1997, IFFC recognized a non-recurring gain of $1,327,070 or $.11 per share of IFFC's Common Stock in connection with the settlement of the BKC Litigation.

         IFFC anticipates that it will continue to incur certain expenses in connection with its disputes with the Polish Fiscal Authorities. See "Item 2. Legal Proceedings - Polish Fiscal Authority Disputes" for a description of such matters.

LIQUIDITY AND CAPITAL RESOURCESAND CAPITAL RESOURCESCAPITAL RESOURCESRESOURCES

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

         On November 5, 1997, the Company sold $27,536,000 11% Convertible Senior Subordinated Discount Notes Due October 31, 2007 (the "Notes") in a private offering. At March 31, 1998, the notes are comprised as follows:

                  Face amount of notes at maturity                 $27,536,000

                  Unamortized discount to be accreted as
                           interest expense and added to the
                           original principal balance of the
                           notes over a period of three years      ( 6,646,320)
                                                                   -----------

                  Balance at March 31, 1998                        $20,889,680
                                                                   ===========

         The Company received net proceeds of $17,662,174 after reduction of the face of the notes for unamortized discount of $7,535,908 and placement costs in the amount of $2,337,918. In addition to the placement costs incurred, the Company also issued to the placement agent 500,000 shares of Common Stock which were valued at $150,000.

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

                       12 Months Beginning             Closing Sale Price
                       -------------------             ------------------

                        October 31, 1999                      $2.80

                        October 31, 2000                      $3.25

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

         To date, IFFC's business operations have been principally financed by proceeds from public and private offerings of IFFC's equity and debt securities, proceeds from various bank credit facilities, the BKC Settlement Agreement, and proceeds from the private sale of the 11% Convertible Senior Subordinated Discount Notes.

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

         As of March 31, 1998 and May 12, 1998, the Company had $335,881 and $247,810, respectively, in Polish bank accounts with substantially all of such funds held as U.S. dollar denominated deposits. Substantially all of the Company's remaining cash including the net proceeds of the private placement is held in U.S. dollar accounts in U.S.
Banks.

         IFFC has also financed its operations through the use of credit facilities, which credit facilities are described below.

         On September 30, 1996, PKP entered into a revolving credit facility with Amerbank totaling 100,000 zlotys (approximately $29,137 at March 31, 1998 exchange rates). The credit facility which matured on March 30, 1998, bore interest at a monthly adjusted rate. The note was secured by the guarantee of IFFC. The balance of the credit facility was paid in full on March 30, 1998. The Company has applied to Amerbank for the renewal of this facility for an additional year.

         As of January 28, 1993, IFFP entered into a revolving credit facility with American Bank of Poland S.A. ("AmerBank") totaling 300,000 zlotys. Borrowings under the January 28,1993 AmerBank credit facility are secured by a guarantee of IFFC and bear interest at a monthly adjusted variable rate approximately equal to AmerBank's prime rate. Borrowings under the January 28, 1993 AmerBank credit facility were repayable as of January 28, 1996. On April 12, 1996, the credit facility was amended as follows: (i) credit available was immediately decreased to 200,000 zlotys (approximately $58,275 at March 31, 1998 exchange rates), and (ii) in March 1997, the credit facility was further amended to 100,000 zlotys (approximately $29,137 at March 31, 1998 exchange rates). The credit facility matured on March 31, 1998. In April 1998, the credit facility was renewed under the same terms and conditions for an additional year. As of March 31, 1998 and May 12, 1998, the outstanding balance on the credit facility was $0.00 and $29,582, respectively.

         On May 19, 1997, IFFC entered into a $999,000 credit facility with Totalbank which is collateralized by $999,990 of certificates of deposit. The credit facility bears interest at 6.5% per annum and is due on May 19, 1998.

         On August 12, 1997, the Company executed two credit agreements with the American Bank in Poland ("Amerbank"). The first credit facility was in the amount of $950,000. The purpose of this facility was to consolidate existing debt owed to Amerbank totaling $300,000 with existing debt owed to Bank Handlowy of $650,000. Pursuant to the terms of the new loan, interest is payable monthly at the prevailing one month LIBOR rate plus 2.75%. This rate approximates 8.5% as of May 12, 1998. Commencing in March 1998, the loan is to be repaid in monthly installments of $32,000 for twenty nine months with a balloon payment of $22,000 due at maturity (August 12, 2000). The loan is secured by all existing restaurant assets and the guarantee of IFFC. The balance of this credit facility as of March 31, 1998 and May 14, 1998 was $918,000 and $854,000, respectively.

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

         On April 2, 1998, PKP entered into a $300,000 development loan with The American Bank in Poland ("Amerbank") for the development of its Domino's stores. Borrowings under this credit facility may be made until December 26, 1998 and are secured by: (i) fixed assets of each new restaurant financed; and (ii) a guarantee of IFFC. The loan is required to be repaid in ten equal quarterly installments of $30,000 starting on December 26, 1998 with a final payment due at maturity (March 26, 2001). Interest is paid monthly at the prevailing one month LIBOR rate plus 3.0%. This rate approximates 8.75% as of May 12, 1998. According to the terms of the agreement, the proceeds of the loan could be used to finance up to fifty percent (50%) of the costs of furnishing and commencing operation of Domino's stores operated by PKP. As of May 12, 1998, approximately $102,470 was outstanding on the facility.

         On December 28, 1995, IFFC increased its equity interest in IFFP from 80% to 85% by purchasing from the minority shareholder 5% (25% of the minority holdings) of the outstanding capital stock of IFFP in exchange for a $500,000 non-interest bearing obligation due in full on December 28, 1996. The obligation was paid in full in June 1997.
                                       36

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

         The accounts of IFFC's Polish subsidiaries are maintained using the Polish zloty.

         The official currency in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. At March 31, 1998 and May 12, 1998, the exchange rate was 3.432 and
3.3805 zlotys per dollar, respectively.

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

                          PART II. OTHER INFORMATION


ITEM 2.   LEGAL PROCEEDINGS

Polish Fiscal Authority Disputes

         As of July 1995, IFFP likely became subject to penalties for failure to comply with a recently amended tax law requiring the use of cash registers with certain calculating and recording capabilities and which are approved for use by the Polish Fiscal Authorities. IFFP is now in compliance with the tax law using a parallel cash register system but was unable to modify and/or replace its Cash Register System before July 1995. As a penalty for noncompliance, Polish tax authorities may disallow certain value added tax deductions for July and August 1995. Additionally, penalties and interest may be imposed on these disallowed deductions. IFFP believes that its potential exposure is approximately $400,000, which amount was accounted for in its 1997 financial statements. IFFP has requested a final determination by the Polish Minister of Finance. The Company is unable to predict the timing and nature of the Minister's ruling. Although IFFP's NCR Cash Register System (the "Cash Register System") is a modern system, the Cash Register System cannot be modified. IFFP is currently in the process of replacing the system with a new Siemen's system which complies with Polish regulations. The Company has installed the new system in three of the eight restaurants and expects to install the new system in the remaining five restaurants during the second quarter of 1998. IFFP believes this new cash register system will cost approximately $200,000 for the existing eight restaurants.

Other Litigation

         The Company is not a party to any litigation or governmental proceedings that management believes would result in any judgments or fines that would have a material adverse effect on the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits:

        Exhibit                        Description
        -------                        -----------
          27.1                  Financial Data Schedule


        (b) The following reports on Form 8-K were filed during the quarter ended on March 31, 1998:

            (i) On January 9, 1998 the Company filed a Form 8-K in connection with the change of accountants to Arthur Andersen LLP.

           (ii) On January 13, 1998 the Company filed a Form 8-K/A in connection with the change of accountants to Arthur Andersen LLP.

                                   SIGNATURES

      In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, International Fast Food has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              INTERNATIONAL FAST FOOD CORPORATION



DATE:  May  15, 1998                By: /s/ Mitchell Rubinson
                                       -----------------------------------------
                                    Mitchell Rubinson, Chairman of the Board,
                                    Chief Executive Officer and President
                                    (Principal Executive Officer)



DATE:  May  15, 1998                By: /s/ James Martin
                                       -----------------------------------------
                                    James Martin, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)