Form 10QSB
period 1998-06-30
INTERNATIONAL FAST FOOD CORP
filed 1998-08-12
CIK 885549

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


           [X]  Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934

                For the quarterly period ended June 30, 1998

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

                            Yes   [x]     No  [ ]

The number of shares outstanding of the issuer's common stock, par value $.01 per share as of August 11, 1998 was 44,776,143.

Traditional Small Business Disclosure Format:     Yes  [x]     No   [ ]

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                       Page
                                                                       ----
PART I.  FINANCIAL INFORMATION
------------------------------

      ITEM. 1     Financial Statements

                  Consolidated Balance Sheets as of
                  June 30, 1998 and December 31, 1997                   2 - 3


                  Consolidated Statements of Operations
                  for the Three and Six Months Ended
                  June 30, 1998 and 1997                                    4


                  Consolidated Statements of
                  Shareholders' Equity for the Six
                  Months Ended June 30, 1998                                5


                  Consolidated Statements of Cash Flows
                  for the Six Months Ended June 30,
                  1998 and 1997                                         6 - 7


                  Notes to Consolidated Financial
                  Statements                                           8 - 23


      ITEM. 2     Management's Discussion and Analysis
                  or Plan of Operation                                24 - 37

PART II.  OTHER INFORMATION
---------------------------

         ITEM 2   Legal Proceedings                                        38

         ITEM 6   Exhibits and Reports on Form 8K                          39

         SIGNATURES                                                        40

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                     ------
                                                                                June 30,              December 31,
                                                                                  1998                     1997
                                                                                  ----                     ----
CURRENT ASSETS:
     Cash and cash equivalents                                              $11,018,674                 $18,642,335
     Restricted cash                                                            999,990                     999,990
     Marketable securities                                                    5,000,000                           -
     Receivables                                                                375,687                     101,528
     Inventories                                                                457,040                     372,599
     Prepaid expenses                                                           466,634                     130,711
                                                                          -------------              --------------
          Total Current Assets                                               18,318,025                  20,247,163

FURNITURE, EQUIPMENT AND
     LEASEHOLD IMPROVEMENTS, NET                                              7,664,639                   5,959,378

DEFERRED DEBENTURE ISSUANCE COSTS,
     NET OF ACCUMULATED AMORTIZATION
     OF $174,038 AND $157,410,
     RESPECTIVELY                                                               258,287                     274,915

DEFERRED ISSUANCE COSTS OF 11% CONVERTIBLE
     SENIOR SUBORDINATED DISCOUNT NOTES
     NET OF ACCUMULATED AMORTIZATION
     OF $166,421 AND $41,049,
     RESPECTIVELY                                                             2,323,219                   2,446,869

OTHER ASSETS, NET OF ACCUMULATED
     AMORTIZATION OF $199,539 AND $199,484;
     RESPECTIVELY                                                               475,547                     333,533

BURGER DEVELOPMENT RIGHTS,
     NET OF ACCUMULATED AMORTIZATION
     OF $135,135 AND $81,081,
     RESPECTIVELY                                                               864,865                     918,919

DOMINO'S DEVELOPMENT RIGHTS,
     NET OF ACCUMULATED AMORTIZATION
     OF $31,084 AND $15,542,
     RESPECTIVELY                                                               158,019                     173,561
                                                                          -------------              --------------
     Total Assets                                                           $30,062,601                 $30,354,338
                                                                          =============              ==============

                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                 June 30,                December 31,
                                                                                   1998                      1997
                                                                                   ----                      ----
CURRENT LIABILITIES:
     Accounts payable                                                      $  1,165,407                 $   581,555
     Accrued interest payable                                                    82,574                      17,911
     Other accrued expenses                                                     663,003                     788,412
     Current portion of bank credit
     facilities payable                                                       1,475,113                   1,349,995
                                                                           ------------                 -----------

          Total Current Liabilities                                           3,386,097                   2,737,873

11% CONVERTIBLE SENIOR SUBORDINATED
     DISCOUNT NOTES DUE OCTOBER 31, 2007                                     21,455,816                  20,354,680

LONG TERM BANK CREDIT FACILITIES                                                617,867                     630,000

9% SUBORDINATED CONVERTIBLE
     DEBENTURES, DUE DECEMBER 15, 2007                                        2,756,000                   2,756,000
                                                                           ------------                 -----------
          Total Liabilities                                                  28,215,780                  26,478,553
                                                                           ------------                 -----------
DEFERRED CREDIT                                                               1,000,000                   1,000,000
                                                                           ------------                 -----------
MINORITY INTEREST IN NET ASSETS OF
     CONSOLIDATED SUBSIDIARY                                                     47,816                     115,294
                                                                           ------------                 -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred Stock, $.01 par value,
     1,000,000 shares authorized;
     33,450 and 33,450 shares issued
     and outstanding, respectively (liquidation
     preference of $3,345,000)                                                      334                         334

     Common Stock, $.01 par value,
     100,000,000 shares authorized;
     44,776,143 and 44,641,247 shares
     issued and outstanding, respectively                                       447,762                     446,413

     Additional paid-in capital                                              17,790,543                  17,691,542

     Accumulated deficit                                                    (17,439,634)                (15,377,798)
                                                                           ------------                 -----------

          Total Shareholders' Equity                                            799,005                   2,760,491
                                                                           ------------                 -----------
          Total Liabilities and
                Shareholders' Equity                                        $30,062,601                 $30,354,338
                                                                           ============                 ===========

                             See Accompanying Notes

                    INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                             Three Months Ended                  Six Months Ended
                                                  June 30,                           June 30,
                                      ------------------------------      ------------------------------
                                          1998              1997               1998              1997
                                      ------------      ------------      ------------      ------------
REVENUES:
  Restaurant sales                    $  1,902,902      $  1,393,949      $  3,689,022      $  2,752,559
  Other operating                           16,093            22,614            34,774            51,478
                                      ------------      ------------      ------------      ------------

     Total Revenue                       1,918,995         1,416,563         3,723,796         2,804,037

FOOD AND PACKAGING                         754,842           550,079         1,451,366         1,119,022
                                      ------------      ------------      ------------      ------------

GROSS PROFIT                             1,164,153           866,484         2,272,430         1,685,015

RESTAURANT OPERATING EXPENSES:
  Payroll and Related Costs                345,981           223,218           671,347           440,070
  Occupancy and Other Operating
    Expenses                               559,188           399,649         1,065,085           764,717
  Depreciation and Amortization            313,639           213,388           520,379           436,875
                                      ------------      ------------      ------------      ------------
     Total Restaurant Operating
       Expenses                          1,218,808           836,255         2,256,811         1,641,662
                                      ------------      ------------      ------------      ------------

                                           (54,655)           30,229            15,619            43,353
                                      ------------      ------------      ------------      ------------
GENERAL AND ADMINISTRATIVE
  EXPENSES                                 607,995           222,376         1,142,406           714,886
                                      ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSES):
  Interest and other, net                  239,221       (   116,654)          516,966      (    76,983)
  Interest expense, including
     amortization of debenture
     issuance costs                    (   708,591)      (   167,624)      ( 1,414,542)     (   273,171)
  Gain on settlement of
     litigation, net of applicable
     costs                                       -                 -                 -        1,327,070
  Foreign currency exchange gain
     (loss)                                 15,462       (     2,628)      (     4,601)     (    25,862)
                                      ------------      ------------      ------------      ------------

     Total other income (expenses)     (   453,908)      (   286,906)      (   902,177)          951,054
                                      ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE MINORITY
  INTEREST                             ( 1,116,558)      (   479,053)      ( 2,028,964)          279,521

MINORITY INTEREST IN LOSSES OF
  CONSOLIDATED SUBSIDIARY                   41,656            51,247            67,478           122,499
                                      ------------      ------------      ------------      ------------

NET INCOME (LOSS)                     $( 1,074,902)     $(   427,806)     $( 1,961,486)     $    402,020
                                      ============      ============      ============      ============

NET INCOME (LOSS) PER COMMON SHARE:

     Primary                          $(       .03)     $(       .04)     $(       .05)     $        .02
                                      ============      ============      ============      ============

     Fully diluted                    $(       .03)     $(       .04)     $(       .05)     $        .03
                                      ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING

     Basic                              44,664,989        13,115,361        44,653,118        13,007,129
                                      ============      ============      ============      ============

     Diluted                            44,664,989        13,115,361        44,653,118        17,453,364
                                      ============      ============      ============      ============

                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1998
                                   (Unaudited)

                                                                                  Additional
                                     Common Stock          Preferred Stock         Paid In      Accumulated
                                 Shares       Amount     Shares       Amount       Capital        Deficit         Total
                                 ------       ------     ------       ------       -------        -------         -----
Balances,
    December 31, 1997           44,641,247   $446,413      33,450      $334       $17,691,542   $(15,377,798)  $2,760,491

Issuance of common
    stock in payment
    of dividends on
    preferred stock                134,896      1,349           -         -            99,001       (100,350)           -

Net loss for the period                  -          -           -         -                 -     (1,961,486)  (1,961,486)

Balances,                      -----------  ---------    --------   -------      ------------   ------------  -----------
    June 30, 1998               44,776,143   $447,762      33,450      $334       $17,790,543   $(17,439,634)  $  799,005
                               ===========  =========    ========   =======      ============   ============  ===========

                             See Accompanying Notes

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                 Six Months Ended June 30,
                                              ------------------------------
                                                  1998              1997
                                              ------------      ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:

   Net (loss) income                          $( 1,961,486)     $    402,020
   Adjustment to reconcile net income
      (loss) to net cash provided by
      (used in)operating activities:
      Amortization and depreciation of
        furniture, equipment, leasehold
        improvements and other assets              589,975           468,136
      Amortization of debt discount
        and issuance costs                       1,241,414            16,628
      Minority interest in losses of
        subsidiary                             (    67,478)      (   122,499)
      Other operating items                    (       819)           57,758
   Changes in operating assets and
     liabilities:
       Receivables                             (   274,159)      (     1,887)
       Inventories                             (    84,441)           37,191
       Prepaid expenses                        (   335,923)           12,694
       Accounts payable and
         accrued expenses                          523,106       (   363,990)
                                              ------------      ------------

   Net cash (used in)provided by
      operating activities                     (   369,811)          506,051
                                              ------------      ------------

CASH FLOWS FROM INVESTING
  ACTIVITIES:

   Note receivable                                       -       (   500,000)
   Increase in restricted cash                           -       (   946,291)
   Payments for furniture, equipment
      and leasehold improvements, net          ( 2,214,640)      (   162,864)
   Refund of franchise fees                              -            30,000
   Payments for other assets                   (   153,014)      (     4,209)
   Payment for marketable securities           ( 5,000,000)                -
                                              ------------      ------------
   Net cash (used in)
      investing activities                     ( 7,367,654)      ( 1,583,364)
                                              ------------      ------------

                            See Accompanying Notes

             INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                 (Unaudited)

                                                Six Months Ended June 30,
                                             ------------------------------
                                                  1998              1997
                                             ------------      ------------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Advances from (to) Affiliate, net                     -       (    26,545)
   Repayments of bank credit
      facilities                               (   156,882)      (   440,794)
   Increase in Payable to Litigation
      Funding                                            -         3,227,015
   Payment to Litigation Funding                         -       ( 1,028,521)
   Payment of other notes payable                        -       (    69,307)
   Payment of non-interest bearing
      obligation to minority share-
      holder of IFF Polska                               -       (   500,000)
   Borrowings under bank credit
      facilities                                   269,867           999,000
   Net Proceeds from issuance of
      convertible promissory notes                       -           500,000
                                              ------------      ------------
   Net cash provided by financing
      activities                                   112,985         2,660,848
                                              ------------      ------------
EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS                           819        (   15,574)
   (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                            ( 7,623,661)        1,567,961
BEGINNING CASH AND CASH EQUIVALENTS             18,642,335           194,269
                                              ------------      ------------
ENDING CASH AND CASH EQUIVALENTS              $ 11,018,674      $  1,762,230
                                              ============      ============
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                $    208,209      $    214,291
                                              ============      ============

SUPPLEMENTAL SCHEDULE OF NON
   CASH INVESTING & FINANCING
   ACTIVITIES:

SIX MONTHS ENDED JUNE 30, 1998:
      Issuance of 134,896 shares of common stock in payment of $100,350 of dividends on preferred stock.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of the Company and its majority-owned (85%) Polish subsidiary, International Fast Food Polska, Sp. zo.o. ("IFFP"), a limited liability company, and IFFP's two wholly-owned Polish limited liability companies. IFFP currently operates nine Burger King restaurants in Poland. Additionally, the consolidated financial statements include the accounts of the Company's two wholly owned Polish limited liability companies, Krolewska Pizza, Sp. z o.o.("KP") and Pizza King Polska, Sp. z o.o. ("PKP") for the period from their acquisition in July 1997. KP and PKP presently operate ten Domino's Pizza stores and a Domino's approved commissary. All significant intercompany transactions and balances have been eliminated in consolidation.

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

         The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1997 of International Fast Food Corporation and Subsidiaries (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1997 consolidated balance sheet contained herein was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

         The official currency of Poland is the Zloty, The value of the Zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. At June 30, 1998 and 1997, the exchange rate was 3.5095 and 3.264 zlotys per dollar, respectively. The accounts of IFFC's Polish subsidiaries are maintained in zlotys and are remeasured into U.S. dollars, the functional currency, at the end of each reporting period. Monetary assets and liabilities are remeasured, using current exchange rates. Non-monetary assets, liabilities, and related expenses, primarily furniture, equipment, leasehold improvements and related depreciation and amortization, are remeasured using historical exchange rates. Income and expense accounts, excluding depreciation and amortization, are remeasured using an annual weighted average exchange rate. Transaction gains and losses that arise from exchange rate fluctuations in transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

         LIQUIDITY AND PLAN OF OPERATIONS - As of June 30, 1998, IFFC had working capital of approximately $14,931,928, Cash and Cash Equivalents of $11,018,674 and U.S. Agency Securities of $5,000,000. IFFC's working capital and cash position were significantly improved since March 1997 by the settlement of its litigation with Burger King Corporation ("BKC") in March 1997, the restructuring of bank debt, the merger with Litigation Funding, Inc., conversion of 8% convertible promissory notes and the placement of the 11% Convertible Senior Subordinated Discount Notes, Due October 31, 2007.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

         Although IFFC believes that it has sufficient funds to finance its present plan of operations through April 30, 1999, IFFC cannot reasonably estimate how long it will be able to satisfy its cash requirements. The capital requirements relating to implementation of the BKC Development Agreement and the New Master Franchise Agreement with Dominos are significant. Based upon current assumptions, IFFC will seek to implement its business plan utilizing its Cash and Cash Equivalents, marketable securities and cash generated from restaurant and store operations. In order to satisfy the capital requirements of the BKC Development Agreement and the New Master Franchise Agreement with Dominos, IFFC will require resources substantially greater than the amounts it presently has or amounts that can be generated from restaurant and store operations. Other than its existing Bank Credit Facilities, IFFC has no current arrangements with respect to, or sources of additional financing and there can be no assurance that IFFC will be able to obtain additional financing or that additional financing will be available on acceptable terms to fund future commitments for capital expenditures.

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

         MARKETABLE SECURITIES - As of June 30, 1998, marketable securities consisted of U.S. agency securities for which fair values approximate unamortized cost. The contractual maturities of these securities are less than one year.
Fair values are based on quoted market prices obtained from an independent broker.

         NET (LOSS) INCOME PER COMMON SHARE - The net (loss) income per common share in the accompanying statements of operations has been computed based upon the provisions of SFAS No. 128, Earnings per Share, which became effective for reporting periods ending after December 15, 1997, and requires restatement of previously reported per share amounts. The adoption of SFAS No. 128 did not require a change in the net income per common share amount reported for the six months ended June 30, 1997. The basic net (loss) income per common share in the accompanying statements of operations is based upon the net (loss) income after preferred dividend requirements of $100,350 and $110,850 in 1998 and 1997, respectively, divided by the weighted average number of shares outstanding during each period. Diluted per share data for the six months ended June 30, 1998 is the same as basic per share data since the inclusion of all potentially dilutive common shares that would be issuable upon the exercise of options and warrants and the assumed conversion of convertible debt and preferred stock would be anti-dilutive. Diluted net income per share for the six months ended June 30, 1997 is based on net income for the period adjusted for the interest expense on the 9% Subordinated Convertible Debentures and the 8% Convertible Promissory Notes divided by the weighted average number of Common shares outstanding after giving effect to dilutive warrants, the shares that would be issuable on the assumed conversion of preferred stock as well as the shares that would be issuable on the assumed conversion of the 9% Subordinated Convertible Debentures and the 8% Convertible Promissory Notes.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

         Reclassification - Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

3.       RESTRICTED CASH:

         At June 30, 1998, the Company had a $999,990 certificate of deposit hypothecated to an outstanding line of credit with Totalbank.

4.       BANK CREDIT FACILITIES:

         Bank credit facilities at June 30, 1998 consists of the following:

Amerbank, S.A, IFFP overdraft
  credit line, variable rate approximately
  equal to prime, expires March 1, 1999                           $     -0-

Amerbank, S.A., PKP overdraft
  credit line, variable rate approximately
  equal to prime, expires June 1, 1999                                2,113

Amerbank, PKP line of credit of $300,000
  payable in ten quarterly installments
  of $30,000 commencing on December 26, 1998,
  interest payable monthly at 3-1/8% above
  LIBOR, due at maturity March 26, 2001                             167,769

Amerbank, IFFP line of credit of $950,000
  payable in twenty nine monthly installments
  of $32,000 commencing on March 12, 1998,
  interest payable monthly at 2.50% above
  LIBOR, due at maturity on August 12, 2000.                        822,000

 Amerbank, IFFP revolving credit facility, interest
  is payable monthly at 2.50% above LIBOR, $1,300,000
  maximum credit until June 2000, payable in thirty
  five monthly installments thereafter of $36,111
  with final payment of $36,115 due at maturity
  on May 18, 2003.                                                  102,098

Totalbank, IFFC line of credit of $999,000
  payable in full on August 19, 1998,
  interest at 6.5% payable quarterly
  collateralized by certificates of deposit
  in the amount of $999,990                                         999,000
                                                                 ----------

              Total Debt                                          2,092,980
              Less: Current Maturities                            1,475,113
                                                                 ----------
              Long Term Debt                                     $  617,867
                                                                 ==========
                                       11

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

6.       11% CONVERTIBLE SENIOR SUBORDINATED DISCOUNT NOTES:

         On November 5, 1997, the Company sold $27,536,000 of 11% Convertible Senior Subordinated Discount Notes Due October 31, 2007 ( the "Notes") in a private offering. At June 30, 1998, the notes are comprised as follows:

                 Face amount of notes at maturity                   $27,536,000

                 Unamortized discount to be accreted as
                   interest expense and added to the
                   original principal balance of the
                   notes over a period of three years               ( 6,080,184)
                                                                   ------------

                 Balance at June 30, 1998                           $21,455,816
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

7.       SHAREHOLDERS' EQUITY:

         The Company's stock option plan provides for the granting of options to qualified employees and directors of the Company. Stock option activity for the six months ended June 30, 1998 is as follows:

          Outstanding at beginning of period                 670,000
          Granted                                            250,000
          Exercised                                                -
          Expired                                                  -
                                                        ------------
          Outstanding at end of period                       920,000
                                                        ============

          Exercisable at end of period                       258,000
                                                        ============

          Price range of options outstanding
                at end of period                        $.71 to $.40
                                                        ============

          Available for grant at end of period             1,080,000
                                                        ============

         In July 1997, all options outstanding were repriced to $.40, respectively, which was equivalent to the market price of the Common Stock on such date.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

         At June 30, 1998, IFFC had reserved the following shares of Common Stock for issuance:

              Stock option plan                                2,000,000

              Warrants issued in connection with
              1994 exchange offer, exercisable at
              $7.00 per share through August 1, 1999             290,800

              Convertible Debentures convertible
              into Common Stock at a conversion price
              of $8.50 per share on or before
              December 15, 2007                                  324,235

              Preferred Stock convertible into Common
              Stock at a conversion price of $3.00
              per share                                        1,115,000

              Warrants to purchase 50,000 shares of
              Common Stock at an exercise price of
              $.2831 per share on or before January 5, 2004       50,000


              Convertible Senior Subordinated Discount
              Notes convertible into Common Stock, after
              November 5, 1998, at a conversion price
              of $.70 per share                               39,337,143
                                                              ----------

                        Total reserved shares                 43,117,178
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

         Pursuant to the BKC Development Agreement, IFFC is to open three restaurants through September 30, 1998 of which one was opened in July 1998, four restaurants in each year beginning October 1, 1998 and ending September 30, 2001 and five restaurants in each year beginning October 1, 2001 and ending September 30, 2007. As of the date hereof, construction has commenced on three new restuarants.

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

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

         On April 2, 1998, PKP entered into a $300,000 development loan with the American Bank in Poland ("Amerbank") for the development of its Domino's stores. Borrowings under this credit facility may be made until December 26, 1998 and are secured by: (i) fixed assets of each new store financed; and (ii) the guarantee of IFFC. The loan shall be paid in ten equal quarterly installments of $30,000 commencing December 26, 1998 with a final payment due at maturity (March 26, 2001). Interest is paid monthly at the prevailing one month LIBOR rate plus 3-1/8%. This rate approximates 8.75% as of August 12, 1998. According to the terms of the agreement, the proceeds of the loan could be used to finance up to fifty percent (50%) of the development costs of Domino's Pizza stores operated by PKP. As of June 30, 1998, $167,769 was outstanding on the facility.

         On April 10, 1998, PKP entered into a lease for an unlimited period of time with the Municipality of Ursynow, Warsaw for its tenth Domino's store site consisting of approximately 94 square meters. The lease may be terminated by PKP at any time upon three months' notice. The Municipality may terminate the lease at any time upon three months' notice. In the event the Municipality terminates the lease, PKP is entitled to recover its costs, including leasehold improvements, net of depreciation. Annual lease payments, excluding utility charges are approximately 15,000 zlotys (approximately $4,300 at June 30, 1998 exchange rates). The store was opened in July (See "Subsequent Events" below).

         On April 29, 1998, IFFP entered into a five year lease agreement with Praga Centrum Department Store, Sp. z o.o. ("Praga") for approximately 468 square meters of office space for its corporate offices in Warsaw. The minimum annual lease payments under the lease agreement are approximately $112,000. The lease commencement date is June 1, 1998; rent payments will commence in July 1998, and IFFP received a one time rental rebate of $4,500. In addition, Praga is required to build out all IFFP leasehold improvements at its expense. The company moved into these new offices on July 20, 1998.

         On April 30, 1998, IFFP entered into a twenty (20) year sublease agreement with BP Poland, Sp. z o.o. ("BP") for purposes of constructing a Burger King restaurant in Plonsk, Poland. The site will be built adjacent to a BP gas station. Under the terms of the sublease agreement, the Company's annual rental payments for the lease is $30,000 ("minimum rent") or 5.0% of its net sales, whichever is greater. The minimum rent payment is adjusted each year to represent 75% of the previous year's total rent paid. The lease contains two
(2), ten (10) year options, exercisable by IFFP at its sole and absolute discretion, to renew under the same terms and conditions. Each lease grants IFFP right of first refusal on the right to purchase the property from BP.

         On May 8, 1998, the Company's symbol on the electronic bulletin board was changed from FOOD to IFFC.

         In June 1998, PKP opened its ninth Domino's store at a cost of approximately $152,000 which costs include leasehold improvements, equipment, furniture and fixtures, franchise fees and other pre-opening costs. The store consists of approximately 200 square meters including a 70 square meter training facility. Annual lease payments, excluding electricity, are approximately 23,574 zlotys (approximately $6,700 at June 30, 1998 exchange rates). The lease was executed in November 1997 between PKP and the Municipality of Warsaw. The lease is for a ten year term.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

         On June 15, 1998, IFFC executed an employment agreement with Michael Welch, which provides that he will serve as IFFC's President and Chief Operating Officer for an initial term of three years, which IFFC may extend for up to an additional two years. His annual salary for the first year is $165,000. Additionally, under the terms of the employment agreement, Mr. Welch shall be eligible to receive stock option grants under IFFC's Stock Option Plans in the discretion of IFFC's Board of Directors or Option Committee. IFFC granted Mr. Welch stock options to acquire 250,000 shares of IFFC's Common Stock at an exercise price of $.71 per share, which are exercisable in whole or in part and cumulatively according to the following schedule: (i) 20% one year after the effective date of the employment agreement; (ii) 60% two years after the employment agreement; and (iii) 100% three years after the effective date of the employment agreement. Mr. Welch is, in addition to salary, entitled to certain fringe benefits including an automobile to use in connection with the performance of his duties under the agreement; and a housing allowance of $2,500 per month which terminates when Mr. Welch's family relocates to Poland. Mr. Welch's employment agreement provides for a payment of $50,000 in the event that his employment is terminated by reason of death or disability and, in the event his employment is terminated without cause, Mr. Welch is entitled to a severance payment as follows (i) on or prior to December 14, 1998, the severance amount will be $25,000; (ii) after December 14, 1998 but on or prior to June 14, 1999, the severance amount will be $50,000; and (iii) after June 15, 1999, the severance amount will be $75,000. Mr. Welch's employment agreement does not provide for a severance payment in the event his employment is terminated for cause. Additionally, the employment agreement requires that Mr. Welch not compete or engage in any business competitive with IFFC's business for the term of the agreement and for period of two years thereafter.

         On June 19, 1998, a development loan in the principal amount of $1,300,000 was executed with Amerbank for IFFP. The purpose of this loan is to provide partial credit for the development of new Burger King restaurants. Borrowings under this credit facility are to be made until June 18, 2000 and are secured by: (i) fixed assets of each new restaurant financed; and (ii) a guarantee of IFFC. The loan is scheduled to be repaid in thirty five equal installments of $36,111 starting in June 2000 with a final payment of $36,115 due at maturity on May 18, 2003. Interest is to be paid monthly at the prevailing one month LIBOR rate plus 2.5%. According to the terms of the agreement, the proceeds of the loan are be used to finance up to fifty percent (50%) of the costs of furnishing and commencing operation of Burger King restaurants operated by IFFP. As of June 30, 1998, $102,098 was outstanding on this credit facility.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


10.      GAIN ON SETTLEMENT OF BURGER KING LITIGATION:

         On March 11, 1997, the Company and all other parties to the BKC Litigation settled the litigation and the Company realized a gain on the settlement which is comprised as follows:

Settlement Proceeds
              Cash received from BKC                                                    $5,000,000
              Forgiveness of liabilities due to BKC                                        499,768
              Value attributable to Development Agreement                                1,000,000
                                                                                        ----------

                                          Total proceeds                                 6,499,768

Less Settlement Costs and Deferred Credits:
              Legal fees and costs paid by IFFC                                         (1,447,082)
              Legal fees and costs paid by Litigation
                Funding pursuant to the litigation
                financing agreements                                                      (750,001)
              Deferred Credit                                                           (1,000,000)
                                                                                        ----------

                                          Net settlement proceeds                        3,302,685

              Portion of net settlement proceeds due to
                Litigation Funding pursuant to the
                litigation financing agreements                                         (2,477,014)

              Legal fees and costs paid by IFFC
                in years prior to 1997 and charged
                against operations                                                         501,399
                                                                                        ----------

              IFFC gain on settlement                                                   $1,327,070
                                                                                        ==========

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

         At June 30, 1997, the payable to Litigation Funding was comprised as follows:

Portion of net settlement proceeds due to
  Litigation Funding                                                 $2,477,014

Reimbursement of legal fees and costs paid
  by Litigation funding                                                 750,001
                                                                   ------------
Original principal balance payable to Litigation Funding              3,227,015

Principal payment                                                    (1,028,521)
                                                                   ------------
Balance due at June 30, 1997                                         $2,198,494
                                                                   ============

11.      OTHER TRANSACTIONS

         In July 1997, the Company purchased 100% of KP and PKP, two Polish limited liability companies, for a nominal consideration and assumption of all liabilities, including the liabilities of KP to the Company under a $500,000 promissory note. KP owns the exclusive master franchise rights and a Domino's approved commissary. PKP owns the individual store franchises for Domino's Pizza stores in Poland.

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

                                               Three Months Ended,                         Six Months Ended,
                                   ---------------------------------------     ------------------------------------
                                           6/30/98            6/30/97            6/30/98                   6/30/97
                                           -------            -------            -------                   -------
Total Revenues                      $ 1,902,902               $1,719,006        $ 3,689,022               $3,392,476

Net income (loss)                   $(1,074,902)              $( 513,390)       $(1,961,486)              $  105,690

Basic and diluted
  net income (loss) per share       $(      .03)              $(     .04)       $(      .05)              $      .01

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

12.      LITIGATION:

Polish Fiscal Authority Disputes

         As of July 1995, IFFP likely became subject to penalties for failure to comply with a recently amended tax law requiring the use of cash registers with certain calculating and recording capabilities and which are approved for use by the Polish Fiscal Authorities. IFFP is now in compliance with the tax law using a parallel cash register system but was unable to modify and/or replace its Cash Register System before July 1995. As a penalty for noncompliance, Polish tax authorities may disallow certain value added tax deductions for July and August 1995. Additionally, penalties and interest may be imposed on these disallowed deductions. IFFP believes that its potential exposure is approximately $400,000, which amount was accounted for in its 1997 financial statements. IFFP has requested a final determination by the Polish Minister of Finance. The Company is unable to predict the timing and nature of the Minister's ruling. Although IFFP's NCR Cash Register System (the "Cash Register System") was a modern system, the Cash Register System could not be modified. IFFP has replaced the system with a new Siemen's system which complies with Polish regulations.

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

         On July 1, 1998, IFFP entered into a new twenty year lease with Statoil Polska, Sp. z o.o. ("Statoil") for purposes of constructing a Burger King restaurant in Pabianice, Poland. The site will be built adjacent to a Statoil gas station. Under the terms of the lease agreement, IFFP's annual rental payments for the lease is $36,000 ("minimum rent") or 4.0% of its net sales, whichever is greater. The minimum rent payment is adjusted quarterly to Polish inflation index. The lease contains a 10 year option, exercisable by IFFP at its sole and absolute discretion, to renew under the same terms and conditions as the underlying lease. The Company expects to open this Burger King restaurant in the fourth quarter of 1998.

         On July 10, 1998, IFFP opened its ninth Burger King restaurant in Mikolow. Poland. The restaurant is attached to a Conoco-Jet petrol station. The restaurant cost approximately $840,000 which costs include road improvements, leasehold improvements, equipment, furniture and decor, franchise fees and pre-opening costs. The restaurant has 60 interior seats and an outdoor playground with 20 additional seats. Annual lease payments for the restaurant are 2.25% of net sales with no minimum lease payments required. The lease was executed in November 1997 between IFFP and Dupont-Conoco for a twenty year term. The lease contains two (2) ten (10) year renewal options.

         On July 20, 1998, PKP opened its tenth Domino's store in Warsaw at a cost of approximately $132,000 which costs include leasehold improvements, equipment, furniture and fixtures, franchise fees and other pre-opening costs. The store consists of approximately 94 square meters. Annual lease payments, excluding electricity, are approximately 15,000 zlotys (approximately $4,300 at June 30, 1998 exchange rates). The lease was executed in April 1998 between PKP and the Municipality of Ursynow. The lease is for an unlimited term.

         On July 21, 1998, IFFP entered into two (2) twenty year lease agreements with Statoil Polska, Sp. z o.o. ("Statoil") for purposes of constructing a Burger King restaurant in Olsztyn and Raciborz, Poland. The sites will be built adjacent to Statoil gas stations. Under the terms of the lease agreements, the Company's annual rental payments for each lease is $36,000 ("minimum rent") or 4.0% of its net sales, whichever is greater. The minimum rent payment is adjusted quarterly to the Polish inflation index. Both leases contain a ten (10) year option, exercisable by IFFP at its sole and absolute discretion, to renew under the same terms and conditions as the underlying leases. The Company expects to open these Burger King restaurants in the fourth quarter of 1998.

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

         As of June 30, 1998, IFFC had working capital of approximately $14,931,928, Cash and Cash Equivalents of $11,018,674 and marketable securities consisting of short term U.S. agency securities of $5,000,000. IFFC's working capital and cash position were significantly improved beginning in March 1997 by the settlement of its litigation with Burger King Corporation ("BKC") coupled with recent debt consolidation, merger with Litigation Funding, Inc. and placement of the 11% Convertible Senior Subordinated Discount Notes, Due October 31, 2007. Although IFFC believes that it has sufficient funds to finance its present plan of operations through April 30, 1999, IFFC cannot reasonably estimate how long it will be able to satisfy its cash requirements. The capital requirements relating to implementation of the BKC Development Agreement and the New Master Franchise Agreement with Dominos are significant. Based upon current assumptions, IFFC will seek to implement its business plan utilizing its Cash and Cash Equivalents, marketable securities and cash generated from restaurant and store operations. In order to satisfy the capital requirements of the BKC Development Agreement and the New Master Franchise Agreement with Dominos, IFFC will require resources substantially greater than the amounts it presently has or amounts that can be generated from restaurant and store operations. Other than its existing Bank Credit Facilities, IFFC has no current arrangements with respect to, or sources of additional financing and there can be no assurance that IFFC will be able to obtain additional financing or that additional financing will be available on acceptable terms to fund future commitments for capital expenditures.

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

         IFFC currently operates nine Traditional Burger King Restaurants and ten Domino's Pizza stores. IFFC has incurred losses and anticipates that it will continue to incur losses until, at the earliest, it establishes a number of restaurants and stores generating sufficient revenues to offset its operating costs and the costs of its proposed continuing expansion. There can be no assurance that IFFC will be able to successfully establish a sufficient number of restaurants to achieve profitable operations.

         On April 2, 1998, PKP entered into a $300,000 development loan with the American Bank in Poland ("Amerbank") for the development of its Domino's stores. Borrowings under this credit facility may be made until December 26, 1998 and are secured by: (i) fixed assets of each new store financed; and (ii) the guarantee of IFFC. The loan shall be paid in ten equal quarterly installments of $30,000 commencing December 26, 1998 with a final payment due at maturity (March 26, 2001). Interest is paid monthly at the prevailing one month LIBOR rate plus 3-1/8%. This rate approximates 8.75% as of August 12, 1998. According to the terms of the agreement, the proceeds of the loan could be used to finance up to fifty percent (50%) of the development costs of Domino's Pizza stores operated by PKP. As of June 30, 1998 and August 10, 1998, approximately $167,769 and $220,276, respectively was outstanding on the facility.

         On April 10, 1998, PKP entered into a lease for an unlimited period of time with the Municipality of Ursynow, Warsaw for its tenth Domino's store site consisting of approximately 94 square meters. The lease may be terminated by PKP at any time upon three months' notice. The Municipality may terminate the lease at any time upon three months' notice. In the event the Municipality terminates the lease, PKP is entitled to recover its costs, including leasehold improvements, net of depreciation. Annual lease payments, excluding utility charges are approximately 15,000 zlotys (approximately $4,300 at June 30, 1998 exchange rates). The store was opened in July (See "Subsequent Events" below).

         On April 29, 1998, IFFP entered into a five year lease agreement with Praga Centrum Department Store, Sp. z o.o. ("Praga") for approximately 468 square meters of office space for its corporate offices in Warsaw. The minimum annual lease payments under the lease agreement are approximately $112,000. The lease commencement date is June 1, 1998; the rent payments commence in July 1998, and IFFP will receive a one time rental rebate of $4,500 in July. In addition, Praga is required to build out all IFFP leasehold improvements at its expense. The company moved into these new offices on July 20, 1998.

         On April 30, 1998, IFFP entered into a twenty (20) year sublease agreement with BP Poland, Sp. z o.o. ("BP") for purposes of constructing a Burger King restaurant in Plonsk, Poland. The site will be built adjacent to a BP gas station. Under the terms of the sublease agreement, the Company's annual rental payments for the lease is $30,000 ("minimum rent") or 5.0% of its net sales, whichever is greater. The minimum rent payment is adjusted each year to represent 75% of the previous year's total rent paid. The lease contains two
(2), ten (10) year options, exercisable by IFFP at its sole and absolute discretion, to renew under the same terms and conditions. Each lease grants IFFP right of first refusal on the right to purchase the property from BP.

         On May 8, 1998, the Company's symbol on the electronic bulletin board was changed from FOOD to IFFC.

         In June 1998, PKP opened its ninth Domino's store at a cost of approximately $152,000 which costs include leasehold improvements, equipment, furniture and fixtures, franchise fees and other pre-opening costs. The store consists of approximately 200 square meters including a 70 square meter training facility. Annual lease payments, excluding electricity, are approximately 23,574 zlotys (approximately $6,700 at June 30, 1998 exchange rates). The lease was executed in November 1997 between PKP and the Municipality of Warsaw. The lease is for a ten year term.

         On June 15, 1998, IFFC executed an employment agreement with Michael Welch, which provides that he will serve as IFFC's President and Chief Operating Officer for an initial term of three years, which IFFC may extend for up to an additional two years. His annual salary for the first year is $165,000. Additionally, under the terms of the employment agreement, Mr. Welch shall be eligible to receive stock option grants under IFFC's Stock Option Plans in the discretion of IFFC's Board of Directors or Option Committee. IFFC granted Mr. Welch stock options to acquire 250,000 shares of IFFC's Common Stock at an exercise price of $.71 per share, which are exercisable in whole or in part and cumulatively according to the following schedule: (i) 20% one year after the effective date of the employment agreement; (ii) 60% two years after the employment agreement; and (iii) 100% three years after the effective date of the employment agreement. Mr. Welch is, in addition to salary, entitled to certain fringe benefits including an automobile to use in connection with the performance of his duties under the agreement; and a housing allowance of $2,500 per month which terminates when Mr. Welch's family relocates to Poland. Mr. Welch's employment agreement provides for a payment of $50,000 in the event that his employment is terminated by reason of death or disability and, in the event his employment is terminated without cause, Mr. Welch is entitled to a severance payment as follows (i) on or prior to December 14, 1998, the severance amount will be $25,000; (ii) after December 14, 1998 but on or prior to June 14, 1999, the severance amount will be $50,000; and (iii) after June 15, 1999, the severance amount will be $75,000. Mr. Welch's employment agreement does not provide for a severance payment in the event his employment is terminated for cause. Additionally, the employment agreement requires that Mr. Welch not compete or engage in any business competitive with IFFC's business for the term of the agreement and for period of two years thereafter.

         On June 19, 1998, a development loan in the principal amount of $1,300,000 was executed with Amerbank for IFFP. The purpose of this loan is to provide partial credit for the development of new Burger King restaurants. Borrowings under this credit facility are to be made until June 18, 2000 and are secured by: (i) fixed assets of each new restaurant financed; and (ii) a guarantee of IFFC. The loan is scheduled to be repaid in thirty five equal installments of $36,111 starting in June 2000 with a final payment of $36,115 due at maturity on May 18, 2003. Interest is to be paid monthly at the prevailing one month LIBOR rate plus 2.5%. According to the terms of the agreement, the proceeds of the loan are be used to finance up to fifty percent (50%) of the costs of furnishing and commencing operation of Burger King restaurants operated by IFFP. As of June 30, 1998 and August 10, 1998, $102,098 and $440,534 was outstanding on this credit facility, respectively.

SIX MONTHS ENDED JUNE 30, 1998 VS SIX MONTHS ENDED JUNE 30, 1997

RESULTS OF OPERATIONS

         Results of operations for the six months ended June 30, 1998, include the results of Krolewska Pizza Sp. z o.o. ("KP"), and Pizza King Polska, Sp. z o.o. ("PKP") which were acquired in July 1997 in a transaction accounted for as a purchase. KP owns the exclusive development rights and PKP owns the franchises for Domino's pizza stores and commissary in Poland.

         During the six months ended June 30, 1998, KP and PKP generated $933,824 of store sales from their nine Domino's pizza stores and incurred Food and Packaging Costs of $331,099, Payroll and Related Costs of $203,650, occupancy and Other Operating Expenses of $339,212 and Depreciation and Amortization of $98,179. As a percentage of sales, Food and Packaging Costs were 35.5%, Payroll and Related Costs were 21.8%, Occupancy and Other Operating Expenses were 36.3% and Depreciation and Amortization were 10.5%. Since the acquisition of KP and PKP were accounted for as a purchase, no amounts are included in the accompanying financial statements for the six months ended June 30, 1997.

         For the six months ended June 30, 1998 and June 30, 1997, IFFC generated Restaurant Sales of $3,689,022 and $2,752,559, respectively which includes sales of $933,824 for the Domino's Pizza stores in 1998. In U.S. dollar and Polish zloty terms IFFC's Burger King Restaurant Sales increased by approximately .10% and 12.5%, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The increase is primarily attributable to the increase in the average check price per transaction resulting from the Company's menu price increase implemented in January 1998.

         During the six months ended June 30, 1998, IFFC incurred Food and Packaging Costs of $1,451,366, Payroll and Related Costs of $671,347, Occupancy and Other Operating Expenses of $1,065,085 and Depreciation and Amortization Expense of $520,379.

         Food and Packaging Costs applicable to Burger King restaurants for the six months ended June 30, 1998 and 1997 were 40.6% and 40.7% of Restaurant Sales, respectively. The .01% decrease as a percentage of Restaurant Sales is primarily attributable to improved product sourcing, coupled with an increase in Restaurant Sales.

         Payroll and Related Costs applicable to Burger King restaurants for the six months ended June 30, 1998 and 1997 were 17.0% and 16.0% of Restaurant Sales, respectively. The 1.0% increase as a percentage of Restaurant Sales is primarily the result of an increase in managerial salaries at the restaurant level in order to keep pace with the labor market.

         Occupancy and Other Operating Expenses applicable to Burger King restaurants for the six months ended June 30, 1998 and 1997 were 26.4% and 27.8% of Restaurant Sales, respectively. The 1.4% decrease as a percentage of Restaurant Sales is primarily attributable to the decrease in royalties payable to Burger King Corporation in accordance with the New BKC Development Agreement.

         Depreciation and Amortization Expense applicable to Burger King restaurants as a percentage of Restaurant Sales was 15.3% and 15.9% in the six months ended June 30, 1998 and 1997, respectively. The .6% decrease as a percentage of restaurant sales is primarily attributable to an increase in Restaurant Sales coupled with the fully depreciated status of certain assets still in use.

         General and Administrative Expenses for the six months ended June 30, 1998 (which includes $123,582 applicable to KP and PKP) and 1997 were 30.1% and 26.0% of Restaurant Sales, respectively. The 5.1% increase as a percentage of Sales is primarily attributable to the addition of PKP, new hires and increased salaries and related benefits. For the six months ended June 30, 1998, General and Administrative Expenses were comprised of executive and office staff salaries and benefits ("Salary Expense") $466,766; legal and professional fees, office rent, travel, telephone and other corporate expenses ("Corporate Overhead Expense") $600,411, and depreciation and amortization $75,230. For the six months ended June 30, 1997, General and Administrative Expense included Salary Expenses of $248,681; Corporate Overhead Expenses of $418,226, and depreciation and amortization of $47,979.

         For the six months ended June 30, 1998 and 1997 Interest and Other Income was comprised as follows:

                                                    Six Months Ended June 30,
                                                    -------------------------
                                                     1998             1997
                                                     ----             ----

          Interest income                          $539,969        $   70,193
          Management fee                                  -             9,580
          All other, net                            (23,003)         (156,756)
                                                  ---------        ----------

                                                  $ 516,966          $(76,983)
                                                  =========        ==========

         All other, net includes various non-recurring charges and credits not specifically related to operating activity.

Interest Expense is comprised as follows:

                                                                          Six Months Ended June 30,
                                                                          -------------------------
                                                                        1998                    1997
                                                                        ----                    ----
              Interest Expense on 9% Subordinated
                            Convertible Debentures                    $124,020                $124,020

              Interest Expense on 8% Convertible
                            Promissory Notes                                 -                  16,178

              Interest Expense on Note Payable
                            to Litigation Funding                            -                  43,671

              Amortization of Debt
                            Issuance Costs                             140,278                  16,628

              Accretion of discount on 11%
                            Convertible Senior Subordinated
                            Discount Notes                           1,101,136                       -

              Interest Expense on Bank
                            Facilities                                  49,108                  72,674
                                                                  ------------             -----------

                           Total                                    $1,414,542                $273,171
                                                                  ============             ===========

         Interest Expense exceeded Interest and Other Income by $897,576 and $350,154 for the six months ended June 30, 1998 and 1997, respectively. The primary reason for the increase for the six month period ended June 30, 1998, is due to the accretion of the 11% Convertible Senior Subordinated Discount Notes and the related amortization of debt issuance costs.

         IFFC's interest expense on bank facilities was $49,108 and $72,674 for the six months ended June 30, 1998 and 1997, respectively. The $23,566 decrease is attributable to IFFC's lower average level of borrowings under bank credit facilities during the six month period ended June 30, 1998, coupled with lower interest rates.

         During the six months ended June 30, 1997, IFFC recorded a non-recurring gain of $1,327,070, or $.11 per share of IFFC's Common Stock in connection with the settlement of the BKC Litigation. See Note 10 of Notes To Consolidated Financial Statements for the components included in the calculation of the gain.

         As a result of the foregoing, the six months ended June 30, 1998, IFFC generated a net loss of $(1,961,486) or $(.05) per share of IFFC's Common Stock compared to net income of $402,020, or $.02 per share of IFFC's Common Stock for the six months ended June 30, 1997. During the six months ended June 30, 1997, IFFC recognized a non-recurring gain of $1,327,070 or $.10 per share of IFFC's Common Stock in connection with the settlement of the BKC Litigation.

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

         On March 14, 1997, a new Development Agreement (the "BKC Development Agreement") was entered into between BKC and IFFC, which was then assigned by IFFC to IFFP on March 14, 1997; IFFC continues to remain liable for the obligations contained in the BKC Development Agreement. Pursuant to the BKC Development Agreement, IFFC has been granted the exclusive right until September 30, 2007 to develop and be franchised to operate Burger King restaurants in Poland with certain exceptions discussed below. Pursuant to the BKC Development Agreement, IFFC is required to open 45 Development Units during the term of the Agreement. Each traditional Burger King restaurant, in-line Burger King restaurant, or drive-thru Burger King restaurant shall constitute one unit. A Burger King kiosk restaurant shall, for purposes of the BKC Development Agreement, be considered one quarter of a unit. Pursuant to the BKC Development Agreement, IFFC is to open three Development Units through September 30, 1998 of which one was opened in July 1998, four units in each year beginning October 1, 1998 and ending September 30, 2001 and five units in each year beginning October 1, 2001 and ending September 30, 2007.

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

         Under the terms of the New Master Franchise Agreement, KP shall be obligated to open 5, 6, 7, 8, 9, and 10 stores, respectively, beginning in 1998 and ending in the year 2003 for a total of 45 new stores. Of such stores, third party franchise stores shall not exceed 25% of the number of open and operating stores and all stores located in Warsaw, Poland shall be company owned stores. The Company has met its obligation for 1998.

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

         On November 5, 1997, the Company sold $27,536,000 11% Convertible Senior Subordinated Discount Notes Due October 31, 2007 (the "Notes") in a private offering. At March 31, 1998, the notes are comprised as follows:

                 Face amount of notes at maturity              $27,536,000

                 Unamortized discount to be accreted as
                   interest expense and added to the
                   original principal balance of the
                   notes over a period of three years           (6,080,184)
                                                               -----------

                 Balance at June 30, 1998                      $21,455,816
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

         As of June 30, 1998 and August 11, 1998, the Company had $1,609,673 and $1,106,398, respectively, in Polish bank accounts with substantially all of such funds held as U.S. dollar denominated deposits. Substantially all of the Company's remaining cash including the net proceeds of the private placement is held in U.S. dollar accounts in U.S.
Banks.

         IFFC has also financed its operations through the use of credit facilities, which credit facilities are described below.

         On September 30, 1996, PKP entered into a revolving credit facility with Amerbank totaling 100,000 zlotys (approximately $28,490 at June 30, 1998 exchange rates). The credit facility was renewed on May 27, 1998 and matures on June 1, 1999. The credit facility bears interest at a floating rate. The note is secured by the guarantee of IFFC. As of June 30, 1998 and August 11, 1998 the balance of the credit facility was approximately $2,113 and $12,288, respectively.

         As of January 28, 1993, IFFP entered into a revolving credit facility with American Bank of Poland S.A. ("AmerBank") totaling 300,000 zlotys. Borrowings under the January 28,1993 AmerBank credit facility are secured by a guarantee of IFFC and bear interest at a monthly adjusted variable rate approximately equal to AmerBank's prime rate. Borrowings under the January 28, 1993 AmerBank credit facility were repayable as of January 28, 1996. On April 12, 1996, the credit facility was amended as follows: (i) credit available was decreased to 200,000 zlotys (approximately $56,980 at June 30, 1998 exchange rates), and (ii) in March 1997, the credit facility was further amended to 100,000 zlotys (approximately $28,490 at June 30, 1998 exchange rates). The credit facility matured on March 31, 1998. In April 1998, the credit facility was renewed under the same terms and conditions for an additional year. As of June 30, 1998 and August 11, 1998, there was $0 outstanding on the credit facility.
                                       35

         On May 19, 1997, IFFC entered into a $999,000 credit facility with Totalbank which is collateralized by $999,990 of certificates of deposit. The credit facility bears interest at 6.5% per annum and matured on May 19, 1998. On May 18, 1998, the credit facility was renewed for three months under the same terms and conditions.

         On August 12, 1997, the Company executed two credit agreements with the American Bank in Poland ("Amerbank"). The first credit facility was in the amount of $950,000. The purpose of this facility was to consolidate existing debt owed to Amerbank totaling $300,000 with existing debt owed to Bank Handlowy of $650,000. Pursuant to the terms of the new loan, interest is payable monthly at the prevailing one month LIBOR rate plus 2.75%. This rate approximates 8.5% as of May 12, 1998. Commencing in March 1998, the loan is to be repaid in monthly installments of $32,000 for twenty nine months with a balloon payment of $22,000 due at maturity (August 12, 2000). The loan is secured by all existing restaurant assets and the guarantee of IFFC. The balance of this credit facility as of June 30, 1998 and August 14, 1998 was $822,000 and $790,000, respectively.

         The second credit agreement was a development loan in the principal amount of $1,500,000. The purpose of this loan was to provide partial credit for the development of new Burger King restaurants. Borrowings under this credit facility were to be made until August 1999 and were to be secured by: (i) fixed assets of each new restaurant financed; and (ii) a guarantee of IFFC. The loan was scheduled to be repaid in thirty five equal installments of $42,000 starting in September 1999 with a balloon payment of $30,000 due at maturity (August 12,
2002). Interest was to be paid monthly at the prevailing one month LIBOR rate plus 2.5%. According to the terms of the agreement, the proceeds of the loan could be used to finance up to fifty percent (50%) of the costs of furnishing and commencing operation of Burger King restaurants operated by IFFP. No advances were made on this facility and it was cancelled in favor of a new credit facility as described below.

         On April 2, 1998, PKP entered into a $300,000 development loan with The American Bank in Poland ("Amerbank") for the development of its Domino's stores. Borrowings under this credit facility may be made until December 26, 1998 and are secured by: (i) fixed assets of each new restaurant financed; and (ii) a guarantee of IFFC. The loan is required to be repaid in ten equal quarterly installments of $30,000 starting on December 26, 1998 with a final payment due at maturity (March 26, 2001). Interest is paid monthly at the prevailing one month LIBOR rate plus 3-1/8%. This rate approximates 8.75% as of August 12, 1998. According to the terms of the agreement, the proceeds of the loan could be used to finance up to fifty percent (50%) of the costs of furnishing and commencing operation of Domino's stores operated by PKP. As of June 30, 1998 and August 10, 1998, approximately $167,769 and $202,276 was outstanding on the facility.

         On June 19, 1998, a development loan in the principal amount of $1,300,000 was executed with Amerbank for IFFP. The purpose of this loan is to provide partial credit for the development of new Burger King restaurants. Borrowings under this credit facility are to be made until June 18, 2000 and are secured by: (i) fixed assets of each new restaurant financed; and (ii) a guarantee of IFFC. The loan is scheduled to be repaid in thirty five equal installments of $36,111 starting in June 2000 with a final payment of $36,115 due at maturity (May 18, 2003). Interest is to be paid monthly at the prevailing one month LIBOR rate plus 2.5%. According to the terms of the agreement, the proceeds of the loan are be used to finance up to fifty percent (50%) of the costs of furnishing and commencing operation of Burger King restaurants operated by IFFP. As of June 30, 1998 and August 10, 1998, $102,098 and $440,534 was
outstanding on this credit facility.

         On December 28, 1995, IFFC increased its equity interest in IFFP from 80% to 85% by purchasing from the minority shareholder 5% (25% of the minority holdings) of the outstanding capital stock of IFFP in exchange for a $500,000 non-interest bearing obligation was paid in full in June 1997.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

         The accounts of IFFC's Polish subsidiaries are maintained using the Polish zloty.

         The official currency in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. At June 30, 1998 and August 11, 1998, the exchange rate was 3.51 and
3.45 zlotys per dollar, respectively.

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

YEAR 2000 COMPUTER ISSUE

         The SEC has issued Staff Legal Bulletin No. 5 (CF/IM) stating that public operating companies should consider whether there will be any anticipated costs, problems and uncertainties associated with the Year 2000 issue, which affects many existing computer programs that use only two digits to identify a year in the date field. The Company anticipates that its business operations will electronically interact with third parties very minimally, if at all, and the issues raised by Staff Legal Bulletin No. 5 are not applicable in any material way to the Company's business or operations. Additionally, the Company intends that any computer systems that the Company may purchase or lease that are incident to the Company's business will have already addressed the Year 2000 issue.

                           PART II. OTHER INFORMATION

ITEM 2.  LEGAL PROCEEDINGS

Polish Fiscal Authority Disputes

         As of July 1995, IFFP likely became subject to penalties for failure to comply with a recently amended tax law requiring the use of cash registers with certain calculating and recording capabilities and which are approved for use by the Polish Fiscal Authorities. IFFP is now in compliance with the tax law using a parallel cash register system but was unable to modify and/or replace its Cash Register System before July 1995. As a penalty for noncompliance, Polish tax authorities may disallow certain value added tax deductions for July and August 1995. Additionally, penalties and interest may be imposed on these disallowed deductions. IFFP believes that its potential exposure is approximately $400,000, which amount was accounted for in its 1997 financial statements. IFFP has requested a final determination by the Polish Minister of Finance. The Company is unable to predict the timing and nature of the Minister's ruling. Although IFFP's NCR Cash Register System (the "Cash Register System") was a modern system, the Cash Register System could not be modified. IFFP has replaced the system with a new Siemen's system which complies with Polish regulations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits:

             Exhibit                      Description
             -------                      -----------

               10.74             Michael T. Welch Employment Agreement

                27.1             Financial Data Schedule

          (b) The following reports on Form 8-K were filed during the quarter ended on June 30, 1998:

                None

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, International Fast Food has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       INTERNATIONAL FAST FOOD CORPORATION


DATE:      August    12, 1998       By: /s/ Mitchell Rubinson
                                    -------------------------
                                    Mitchell Rubinson, Chairman of the Board,
                                    Chief Executive Officer
                                    (Principal Executive Officer)

DATE:      August    12, 1998       By: /s/ James Martin
                                    --------------------
                                    James Martin, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)