Form 10QSB
period 1998-09-30
INTERNATIONAL FAST FOOD CORP
filed 1998-11-13
CIK 885549

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



           [X]  Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998



           [ ] Transition Report Under Section 13 or 15(d) of the Exchange Act

                For the transition period from ____________ to ____________.


                   Commission file number 1-11386


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

                            Yes   [x]     No  [ ]


The number of shares outstanding of the issuer's common stock, par value $.01 per share as of November 11, 1998 was 44,791,640.

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

      ITEM. 1     Financial Statements


                  Consolidated Balance Sheets as of
                  September 30, 1998 (unaudited) and December 31,
                  1997                                                 2 - 3


                  Consolidated Statements of Operations
                  for the Three and Nine Months Ended
                  September 30, 1998 and 1997 (unaudited)                4


                  Consolidated Statement of
                  Shareholders' Equity for the Nine
                  Months Ended September 30, 1998 (unaudited)            5


                  Consolidated Statements of Cash Flows
                  for the Nine Months Ended September
                  30, 1998 and 1997 (unaudited)                        6 - 7


                  Notes to Consolidated Financial
                  Statements                                           8 - 23



      ITEM. 2     Management's Discussion and Analysis
                  or Plan of Operation                                24 - 36



PART II.  OTHER INFORMATION
---------------------------

      ITEM. 2     Legal Proceedings                                      37

      ITEM. 4     Results of Votes of Security Holders                   38

 SIGNATURES                                                              39

                                        1

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                          September 30,                  December 31,
                                                                               1998                         1997
                                                                          -------------                  ------------
                                                                           (unaudited)
CURRENT ASSETS:

     Cash and cash equivalents                                              $12,099,905                 $18,642,335
     Restricted cash                                                            999,990                     999,990
     Receivables                                                                563,063                     101,528
     Inventories                                                                567,493                     372,599
     Prepaid expenses                                                           876,792                     130,711
                                                                           ------------               -------------
          Total Current Assets                                               15,107,243                  20,247,163

FURNITURE, EQUIPMENT AND
     LEASEHOLD IMPROVEMENTS, NET                                              9,519,151                   5,959,378

DEFERRED DEBENTURE ISSUANCE COSTS,
     NET OF ACCUMULATED AMORTIZATION
     OF $182,352 AND $157,410,
     RESPECTIVELY                                                               249,973                     274,915

DEFERRED ISSUANCE COSTS OF 11% CONVERTIBLE
     SENIOR SUBORDINATED DISCOUNT NOTES
     NET OF ACCUMULATED AMORTIZATION
     OF $230,851 AND $41,049,
     RESPECTIVELY                                                             2,287,523                   2,446,869

OTHER ASSETS, NET OF ACCUMULATED
     AMORTIZATION OF $251,521 AND $199,484
     RESPECTIVELY                                                             1,128,179                     333,533

BURGER KING  DEVELOPMENT RIGHTS,
     NET OF ACCUMULATED AMORTIZATION
     OF $162,162 AND $81,081,
     RESPECTIVELY                                                               837,838                     918,919

DOMINO'S DEVELOPMENT RIGHTS,
     NET OF ACCUMULATED AMORTIZATION
     OF $38,855 AND $15,542,
     RESPECTIVELY                                                               150,248                     173,561

COSTS IN EXCESS OF NET ASSETS ACQUIRED                                        1,538,213                           -
                                                                           ------------               -------------
     Total Assets                                                           $30,818,368                 $30,354,338
                                                                           ============               =============

                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


                                                                             September 30,               December 31,
                                                                                1998                        1997
                                                                          -----------------            ----------------
                                                                             (unaudited)
CURRENT LIABILITIES:
     Accounts payable                                                       $ 1,507,844                 $   581,555
     Accrued interest payable                                                   120,105                      17,911
     Other accrued expenses                                                     781,514                     788,412
     Current portion of bank credit
     facilities payable                                                       1,511,370                   1,349,995
                                                                         --------------              --------------

          Total Current Liabilities                                           3,920,833                   2,737,873

11% CONVERTIBLE SENIOR SUBORDINATED
        DISCOUNT NOTES DUE OCTOBER 31, 2007                                  22,035,228                  20,354,680

LONG TERM BANK CREDIT FACILITIES                                              1,797,024                     630,000

9% SUBORDINATED CONVERTIBLE
    DEBENTURES, DUE DECEMBER 15, 2007                                         2,756,000                   2,756,000
                                                                         --------------              --------------


          Total Liabilities                                                  30,509,085                  26,478,553
                                                                         --------------              --------------

DEFERRED CREDIT                                                               1,000,000                   1,000,000
                                                                         --------------              --------------

MINORITY INTEREST IN NET ASSETS OF
     CONSOLIDATED SUBSIDIARY                                                          -                     115,294
                                                                                                     --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
     Preferred Stock, $.01 par value,
     1,000,000 shares authorized;
     32,985 and 33,450 shares issued
     and outstanding, respectively (liquidation
     preference of $3,298,500)                                                      330                         334

     Common Stock, $.01 par value,
     100,000,000 shares authorized;
     44,791,643  and 44,641,247 shares
     issued and outstanding, respectively                                       447,917                     446,413

     Additional paid-in capital                                              17,790,392                  17,691,542

     Accumulated deficit                                                    (18,929,356)                (15,377,798)
                                                                         --------------              --------------

          Total Shareholders' Equity  (Deficit)                               ( 690,717)                  2,760,491
                                                                         --------------              --------------

          Total Liabilities and Shareholders' Equity                        $30,818,368                 $30,354,338
                                                                         ==============              ==============

                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                          Three Months Ended             Nine Months Ended
                                             September 30,                  September 30,
                                     ----------------------------    ----------------------------
                                         1998            1997            1998            1997
                                     ------------    ------------    ------------    ------------
REVENUES:
  Restaurant sales                   $  2,016,349    $  1,493,656    $  5,705,371    $  4,246,215
  Other operating                          16,098          14,780          50,872          66,258
                                     ------------    ------------    ------------    ------------

     Total Revenue                      2,032,447       1,508,436       5,756,243       4,312,473

FOOD AND PACKAGING                        784,067         595,406       2,235,433       1,714,428
                                     ------------    ------------    ------------    ------------

GROSS PROFIT                            1,248,380         913,030       3,520,810       2,598,045

RESTAURANT OPERATING EXPENSES:
  Payroll and Related Costs               404,748         309,633       1,076,095         749,703
  Occupancy and Other Operating
     Expenses                             577,761         488,491       1,642,846       1,253,208
  Depreciation and Amortization           312,365         263,285         832,744         700,160
                                     ------------    ------------    ------------    ------------
     Total Restaurant Operating
        Expenses                        1,294,874       1,061,409       3,551,685       2,703,071
                                     ------------    ------------    ------------    ------------

     Loss From Restaurant Operations      (46,494)       (148,379)        (30,875)       (105,026)
                                     ------------    ------------    ------------    ------------
GENERAL AND ADMINISTRATIVE
  EXPENSES                                837,308         523,397       1,979,714       1,238,283
                                     ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES):
  Interest and other, net                 112,142         443,934         629,108         366,951
  Interest expense, including
     amortization of debenture
     issuance costs                      (775,399)       (147,305)     (2,189,941)       (420,476)
  Gain on settlement of
     litigation, net of applicable
     costs                                     --              --              --       1,327,070
  Foreign currency exchange
         gain/(loss)                        9,337        (221,266)          4,736        (247,128)
                                     ------------    ------------    ------------    ------------
     Total other income
        (expenses)                       (653,920)         75,363      (1,556,097)      1,026,417
                                     ------------    ------------    ------------    ------------
LOSS BEFORE MINORITY
  INTEREST                             (1,537,722)       (596,413)     (3,566,686)       (316,892)

MINORITY INTEREST IN LOSSES OF
  CONSOLIDATED SUBSIDIARY                  48,000          83,848         115,478         206,347
                                     ------------    ------------    ------------    ------------

NET LOSS                             $ (1,489,722)   $   (512,565)   $ (3,451,208)   $   (110,545)
                                     ============    ============    ============    ============

BASIC AND DILUTED NET
  LOSS PER COMMONS SHARE             $       (.03)   $       (.01)   $       (.08)   $       (.01)
                                     ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING            44,784,064      37,005,288      44,697,347     20 ,239,892
                                     ============    ============    ============    ============

                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  For the Nine months Ended September 30, 1998
                                   (Unaudited)


                                    Common Stock           Preferred Stock       Additional
                                    ------------           ---------------        Paid In      Accumulated
                                 Shares       Amount     Shares       Amount      Capital        Deficit         Total
                                 ------       ------     ------       ------      -------        -------         -----
Balances,
    December 31, 1997           44,641,247   $446,413      33,450      $334     $17,691,542    $(15,377,798)  $2,760,491

Issuance of  common
     stock in payment
     of dividends on
     preferred stock               134,896      1,349           -         -          99,001        (100,350)           -

Conversion of preferred stock       15,500        155        (465)       (4)           (151)              -            -
Net loss for the period                  -          -           -         -               -      (3,451,208)  (3,451,208)
                               -----------  ---------   ---------   -------   -------------  --------------   ----------
Balances, September 30, 1998    44,791,643   $447,917      32,985      $330     $17,790,392    $(18,929,356)  $( 690,717)
                               ===========  =========   =========   =======   =============  ==============   ==========


                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      1998             1997
                                                 -------------     -------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:

   Net loss                                        $(3,451,208)     $  (110,545)
   Adjustment to reconcile net loss
      to net cash provided by
      (used in)operating activities:
      Amortization and depreciation
         of furniture and equipment,
         leasehold improvements and
         other assets                                  937,138          766,218
      Amortization of debt discount
         and issuance costs                          1,895,292           24,942
      Minority interest in losses of
       subsidiary                                     (115,478)        (206,347)
      Gain on forgiveness of indebtedness                   --         (337,859)
      Other operating items                              4,679          132,833
      Changes in operating assets and
       liabilities, net of acquisition
       of business:
          Receivables                                 (461,535)             435
          Inventories                                 (194,894)          20,488
          Prepaid expenses                            (746,081)         (22,612)
          Accounts payable and
             accrued expenses                        1,021,585         (284,943)
                                                   -----------      -----------

   Net cash used in operating
      activities                                    (1,110,502)         (17,390)
                                                   -----------      -----------

CASH FLOWS FROM INVESTING
  ACTIVITIES:

   Purchase of business, net of
      cash acquired                                          -         (500,849)
   Increase in restricted cash and
      certificates of deposit                                -         (499,990)
   Payments for furniture, equipment
      and leasehold improvements                    (4,340,480)        (247,764)
   Payments for other assets                          (846,683)         (25,866)
   Purchase of minority interest in
      subsidiary                                    (1,538,029)               -
   Refund of franchise fees                                  -           30,000
                                                   -----------      -----------

   Net cash used in
      investing activities                          (6,725,192)      (1,244,469)
                                                   -----------      -----------

                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      1998             1997
                                                 -------------     -------------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Advances from (to) Affiliate, net                         -           79,602
   Repayments of bank credit
      facilities                                      (246,624)      (1,515,232)
   Net proceeds from settlement of
      litigation                                             -        3,288,440
   Payment to Litigation Funding                             -       (1,028,521)
   Payment of other notes payable                            -          (69,307)
   Payment of non-interest bearing
      obligation to minority share-
      holder of IFF Polska                                   -         (500,000)
   Borrowings under bank credit
      facilities                                     1,575,023        1,974,282
   Net Proceeds from issuance of
      convertible promissory notes                           -          500,000
   Payment of registration costs                       (30,456)               -
                                                   -----------      -----------
   Net cash provided by financing
      activities                                     1,297,943        2,729,264
                                                   -----------      -----------

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS                            (4,679)         (21,534)
DECREASE (INCREASE)IN CASH AND
   CASH EQUIVALENTS                                 (6,542,430)       1,445,871
BEGINNING CASH AND CASH EQUIVALENTS                 18,642,335          194,269
                                                   -----------      -----------
ENDING CASH AND CASH EQUIVALENTS                   $12,099,905      $ 1,640,140
                                                   ===========      ===========

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                     $   192,456     $   312,005
                                                   ===========      ===========

SUPPLEMENTAL SCHEDULE OF NON
   CASH INVESTING & FINANCING ACTIVITIES:

Nine Months Ended September 30, 1998:

         Issuance of 134,896 shares of common stock in payment of $100,350 of dividends on preferred stock.
         Issuance of 15,500 shares of Common Stock upon the exchange of 465 shares of Preferred Stock.

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

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned Polish limited liability company, International Fast Food Polska, Sp. z o.o. ("IFFP"). IFFP currently operates eleven Burger King restaurants in Poland. Additionally, the consolidated financial statements include the accounts of the Company's two wholly owned Polish limited liability companies, Krolewska Pizza, Sp. z o.o.("KP") and Pizza King Polska, Sp. z o.o. ("PKP") for the period from their acquisition in July 1997. KP and PKP presently operate ten Domino's Pizza stores and a Domino's approved commissary. All significant intercompany transactions and balances have been eliminated in consolidation.

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

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

         IFFC's restaurant and store operations are conducted in Poland. The Polish economy has historically been characterized by high rates of inflation and devaluation of the Polish zloty against the dollar and European currencies. However, in the years ended December 31, 1996 and 1997, the rates of inflation and devaluation improved. For the years ended December 31, 1993, 1994, 1995, 1996, and 1997 the annual inflation rate in Poland was 35%, 32%, 21.6%, 19.5%, and 13.0% respectively. For the twelve months ended September 30, 1998 the inflation rate was 10.42%. Payment of interest and principal on the 9% Convertible Subordinated Debentures, 11% Convertible Senior Subordinated Discount Notes and payment of franchise fees to Burger King Corporation ("BKC") and Domino's Pizza, Inc. ("DPI") for each restaurant and store opened are in United States currency. Additionally, IFFC is dependent on certain sources of supply which require payment in European or United States currencies. Since IFFC's revenues from operations are in zlotys, IFFC is subject to the risk of currency fluctuations. IFFC has and intends to maintain substantially all of its unutilized funds in United States or Western European currency denominated securities and/or European Currency Units. There can be no assurance that IFFC will successfully manage its exposure to currency fluctuations or that such fluctuations will not have a material adverse effect on IFFC.

         The official currency of Poland is the Zloty, The value of the Zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. At September 30, 1998 and 1997, the exchange rates were 3.55 and 3.42 zlotys per dollar, respectively. The accounts of IFFC's Polish subsidiaries are maintained in zlotys and are remeasured into U.S. dollars, the functional currency, at the end of each reporting period. Monetary assets and liabilities are remeasured, using current exchange rates. Non-monetary assets, liabilities, and related expenses, primarily furniture, equipment, leasehold improvements and related depreciation and amortization, are remeasured using historical exchange rates. Income and expense accounts, excluding depreciation and amortization, are remeasured using an annual weighted average exchange rate. Transaction gains and losses that arise from exchange rate fluctuations in transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

         LIQUIDITY AND PLAN OF OPERATIONS - As of September 30, 1998, IFFC had working capital of approximately $11,186,410 which includes Cash and Cash Equivalents of $12,099,905. IFFC's working capital and cash position were significantly improved since March 1997 by the settlement of its litigation with Burger King Corporation ("BKC") in March 1997, the restructuring of bank debt, the merger with Litigation Funding, Inc., conversion of the 8% convertible promissory notes and the placement of the 11% Convertible Senior Subordinated Discount Notes, Due October 31, 2007.

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

         COST IN EXCESS OF NET ASSETS ACQUIRED - Cost in excess of net assets acquired principally represents the excess of cost over fair value of the net assets of IFFP which were acquired with the purchase of the remaining interest of IFFP's minority shareholder, Agros Investments, S.A. in September, 1998. The amount is being amortized on the straight-line method over 20 years commencing in October 1998. When events and circumstances so indicate, all long-term assets, including the Cost In Excess Of Net Assets Acquired are assessed for recoverability based upon cash flow forecasts.

         NET LOSS PER COMMON SHARE - The net loss per common share in the accompanying statements of operations has been computed based upon the provisions of SFAS No. 128, Earnings per Share, which became effective for reporting periods ending after December 15, 1997, and requires restatement of previously reported per share amounts. The adoption of SFAS No. 128 did not require a change in the net loss per common share amount reported for the nine months ended September 30, 1997. The basic net loss per common share in the accompanying statements of operations is based upon the net loss after preferred dividend requirements of $98,955 and $100,350 in 1998 and 1997, respectively, divided by the weighted average number of shares outstanding during each period. Diluted per share data for all periods presented is the same as basic per share data since the inclusion of all potentially dilutive common shares that would be issuable upon the exercise of options and warrants and the assumed conversion of convertible debt and preferred stock would be anti-dilutive.

         PREPAID EXPENSES - The Company capitalizes start-up costs associated with opening new restaurant locations. Upon commencement of revenue producing activities at a restaurant location, the related capitalized start-up costs are amortized over one-year. As of September 30, 1998 the Company had recorded approximately $840,000 of start-up costs which are included in prepaid expenses in the accompanying consolidated balance sheet. Amortization expense for the nine months ended September 30, 1998 and 1997 were $41,000 and $4,000, respectively.

         On April 3, 1998 the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities". SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998.

         The Company will adopt SOP 98-5 on January 1, 1999. The impact of the initial application SOP 98-5 will be reported as a cumulative effect of a change in accounting principle.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

         Reclassification - Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

3.        RESTRICTED CASH:

         At September 30, 1998, the Company had a $999,990 certificate of deposit hypothecated to an outstanding line of credit with Totalbank.

4.       BANK CREDIT FACILITIES:

         Bank credit facilities at September 30, 1998 consists of the following:

Amerbank, S.A, IFFP overdraft
   credit line, variable rate approximately
   equal to prime, expires March 1, 1999                                         $      -

Amerbank,  S.A., PKP overdraft
   credit line, variable rate approximately
   equal to prime, expires June 1, 1999                                             8,371

Amerbank, PKP line of credit of $300,000
   payable in ten quarterly installments
   of $30,000 commencing on December 26, 1998,
   interest payable monthly at 3-1/8% above LIBOR,
   due at maturity March 26, 2001                                                 275,023

Amerbank, IFFP line of credit of $950,000
   payable in twenty nine monthly installments
   of $32,000 commencing on March 12, 1998, interest
   payable monthly at 2.50% above LIBOR, due at
   maturity on August 12, 2000.                                                   726,000

 Amerbank, IFFP revolving development loan,
   interest is payable monthly at 2.50%
   above LIBOR, $1,300,000 maximum credit until
   June 2000, payable in thirty five monthly
   installments thereafter of $36,111 with final
   payment of $36,115 due at maturity on May 18, 2003.                          1,300,000

Totalbank, IFFC line of credit of $999,000 payable
   in full on February 18, 1999, interest at 6.5%
   payable quarterly collateralized by certificates of
   deposit in the amount of $999,990                                              999,000
                                                                             ------------
              Total Debt                                                        3,308,394
              Less: Current Maturities                                          1,511,370
                                                                             ------------
              Long Term Debt                                                   $1,797,024
                                                                             ============

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

6.        11% CONVERTIBLE SENIOR SUBORDINATED DISCOUNT NOTES:

         On November 5, 1997, the Company sold $27,536,000 of 11% Convertible Senior Subordinated Discount Notes Due October 31, 2007 ( the "Notes") in a private offering. At September 30, 1998, the notes are comprised as follows:

     Face amount of notes at maturity              $27,536,000

     Unamortized discount to be accreted as
       interest expense and added to the
       original principal balance of the
       notes over a period of three years          ( 5,500,772)
                                                   -----------

     Balance at September 30, 1998                 $22,035,228
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

         The Company was obligated to cause to be declared effective, before November 5, 1998, a registration statement registering the resale of the shares of Common Stock to be issued upon conversion of the Notes. The Company filed a registration statement with the SEC which became effective on September 10, 1998.

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

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


7.          SHAREHOLDERS' EQUITY:

         The Company's stock option plan provides for the granting of options to qualified employees and directors of the Company. Stock option activity for the nine months ended September 30, 1998 is as follows:

          Outstanding at beginning of period                                       920,000
          Granted                                                                  100,000
          Exercised                                                                      -
          Expired                                                                        -
                                                                              ------------
          Outstanding at end of period                                           1,020,000
                                                                              ============

          Exercisable at end of period                                             370,500
                                                                              ============

          Price range of options outstanding
                at end of period                                              $.81 to $.40
                                                                              ============


          Available for grant at end of period                                     980,000
                                                                              ============

                                       14

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

         At September 30, 1998, IFFC had reserved the following shares of Common Stock for issuance:

                                     Stock option plan                                                        2,000,000

                                     Warrants issued in connection with
                                     1994 exchange offer, exercisable at
                                     $7.00 per share through August 1, 1999                                     290,800

                                     Convertible Debentures convertible
                                     into Common Stock at a conversion price
                                     of $8.50 per share on or before
                                     December 15, 2007                                                          324,235

                                     Preferred Stock convertible into Common
                                     Stock at a conversion price of $3.00
                                     per share                                                                1,099,500

                                     Warrants to purchase 50,000 shares of
                                     Common Stock at an exercise price of
                                     $.2831 per share on or before January 5, 2004                               50,000

                                     Convertible Senior Subordinated Discount
                                     Notes convertible into Common Stock, after
                                     November 5, 1998, at a conversion price
                                     of $.70 per share                                                       39,337,143
                                                                                                             ----------

                                               Total reserved shares                                         43,101,678
                                                                                                             ==========

                                       15

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

8.           COMMITMENTS AND CONTINGENCIES:

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

         Pursuant to the BKC Development Agreement, IFFC is to open three restaurants through September 30, 1998, four restaurants in each year beginning October 1, 1998 and ending September 30, 2001 and five restaurants in each year beginning October 1, 2001 and ending September 30, 2007. As of September 30, 1998, the Company had complied with the BKC Development Agreement by opening three new restaurants.

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

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


         On July 1, 1998, IFFP entered into a new twenty-year lease with Statoil Polska, Sp. z o.o. ("Statoil") for purposes of constructing a Burger King restaurant in Pabianice, Poland. The site will be built adjacent to a Statoil gas station. Under the terms of the lease agreement, IFFP's annual rental payments for the lease equals the Polish equivalent of $36,000 ("minimum rent") or 4.0% of its net sales, whichever is greater. The minimum rent payment is adjusted quarterly to Polish inflation index. The lease contains a 10 year option, exercisable by IFFP at its sole and absolute discretion, to renew under the same terms and conditions as the underlying lease. The Company expects to open this Burger King restaurant in the fourth quarter of 1998.

         On July 10, 1998, IFFP opened its ninth Burger King restaurant in Mikolow. Poland. The restaurant is attached to a Conoco-Jet gas station. The restaurant has 60 interior seats and an outdoor playground with 20 additional seats. Annual lease payments for the restaurant are 2.25% of net sales with no minimum lease payments required. The lease was executed in November 1997 between IFFP and Dupont-Conoco for a twenty year term. The lease contains two (2) ten
(10) year renewal options.

         On July 20, 1998, PKP opened its tenth Domino's store in Warsaw. The store consists of approximately 94 square meters. Annual lease payments, excluding electricity, are approximately 15,000 zlotys (approximately $4,225 at September 30, 1998 exchange rates). The lease was executed in April 1998 between PKP and the Municipality of Ursynow. The lease is for an unlimited term.

         On July 21, 1998, IFFP entered into two (2) twenty year lease agreements with Statoil Polska, Sp. z o.o. ("Statoil") for purposes of constructing a Burger King restaurant in Olsztyn and Raciborz, Poland. The sites will be built adjacent to Statoil gas stations. Under the terms of the lease agreements, the Company's annual rental payments for each lease is the Polish zloty equivalent of $36,000 ("minimum rent") or 4.0% of its net sales, whichever is greater. The minimum rent payment is adjusted quarterly to the Polish inflation index. Both leases contain a ten (10) year option, exercisable by IFFP at its sole and absolute discretion, to renew under the same terms and conditions as the underlying leases. The Company expects to open these Burger King restaurants in the fourth quarter of 1998.

         On August 25, 1998, IFFP opened its tenth Burger King restaurant in Torun, Poland. The restaurant is a stand alone adjacent to a BP gas station. The restaurant has 80 interior seats and an outdoor playground with 20 additional seats. Annual lease payments for the restaurant are 5.00% of net sales with a $30,000 annual minimum lease payment required. The lease was executed in January 1998 between IFFP and BP for a twenty year term. The lease contains two (2) ten
(10) year renewal options.

         On August 27, 1998, IFFP entered into a twenty year lease agreement with Statoil Polska, Sp. z o.o. ("Statoil") for purposes of constructing a Burger King restaurant in Krakow, Poland. The site will be built adjacent to a Statoil gas station. Under the terms of the lease agreement, the Company's annual rental payment equals the Polish zloty equivalent of $36,000 ("minimum rent") or 4.0% of its net sales, whichever is greater. The minimum rent payment is adjusted quarterly to the Polish inflation index. The lease contains a ten
(10) year option, exercisable by IFFP at its sole discretion, to renew under the same terms and conditions as the underlying lease. The Company expects to open this Burger King restaurant in the fourth quarter of 1998.

         On September 1, 1998, PKP entered into a ten year lease with Paprocki Centrum for purposes of constructing a Domino's Pizza store within 125 square meters of space in Lublin, Poland. Annual lease payments, excluding utility charges, are 54,000 Polish zlotys (approximately $15,500 at September 30, 1998 exchange rates). The store is expected to be opened in the fourth quarter of 1998.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)




         On September 4, 1998, IFFP opened its eleventh Burger King restaurant in Plonsk, Poland. The restaurant is a stand alone adjacent to a BP gas station. The restaurant has 80 interior seats and an outdoor playground with 20 additional seats. Annual lease payments for the restaurant are 5.00% of net sales with a $30,000 annual minimum lease payment required. The sublease was executed in April 1998 between IFFP and BP for a twenty year term. The lease contains two (2) ten (10) year renewal options.

         On September 4, 1998, the company purchased the remaining minority interest of IFFP from Agros Investments, S.A. for $1,500,000 in cash plus expenses associated with the purchase. The transaction was accounted for as a purchase. (See Note 2 to the Consolidated Financial Statements.)

         On September 23, 1998, IFFP entered into a new twenty year lease with British Petroleum ("BP") for purposes of constructing a Burger King restaurant in Wroclaw, Poland. The site will be built adjacent to a BP gas station. Under the terms of the lease agreement, IFFP's annual rental payments for the lease is $30,000 ("minimum rent") or 5.0% of its net sales, whichever is greater. The lease contains two (2) 10 year options, exercisable by IFFP at its sole and absolute discretion, to renew under the same terms and conditions as the underlying lease. The Company expects to open this Burger King restaurant in the fourth quarter of 1998.

         On September 30, 1998, IFFP entered into a new twenty year lease with British Petroleum ("BP") for purposes of constructing a Burger King restaurant in Opole, Poland. The site will be built adjacent to a BP gas station. Under the terms of the lease agreement, IFFP's annual rental payments for the lease is $30,000 ("minimum rent") or 5.0% of its net sales, whichever is greater. The lease contains two (2) 10 year options, exercisable by IFFP at its sole and absolute discretion, to renew under the same terms and conditions as the underlying lease. The Company expects to open this Burger King restaurant in the fourth quarter of 1998.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


9.         GAIN ON SETTLEMENT OF BURGER KING LITIGATION:

         On March 11, 1997, the Company and all other parties to the BKC Litigation settled the litigation and the Company realized a gain on the settlement which is comprised as follows:

Settlement Proceeds
              Cash received from BKC                                                                        $5,000,000
              Forgiveness of liabilities due to BKC                                                            499,768
              Value attributable to Development Agreement                                                    1,000,000
                                                                                                          ------------

                                          Total proceeds                                                     6,499,768

Less Settlement Costs and Deferred Credits:
              Legal fees and costs paid by IFFC                                                             (1,447,082)
              Legal fees and costs paid by Litigation
                Funding pursuant to the litigation
                financing agreements                                                                          (750,001)
              Deferred Credit                                                                               (1,000,000)
                                                                                                          ------------

                                          Net settlement proceeds                                            3,302,685

              Portion of net settlement proceeds due to
                         Litigation Funding pursuant to the
                         litigation financing agreements                                                    (2,477,014)

              Legal fees and costs paid by IFFC
                         in years prior to 1997 and charged
                         against operations                                                                    501,399
                                                                                                          ------------

              IFFC gain on settlement                                                                       $1,327,070
                                                                                                          ============

                                       20

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

         At September 30, 1997, the payable to Litigation Funding was comprised as follows:

Portion of net settlement proceeds due to
              Litigation Funding                                                                    $2,477,014

Reimbursement of legal fees and costs paid
              by Litigation funding                                                                    750,001

Original principal balance payable to Litigation Funding                                             3,227,015

Principal payment in May, 1997                                                                      (1,028,521)
                                                                                                    ----------

Balance due at September 30, 1997                                                                   $2,198,494
                                                                                                    ==========

10.        OTHER TRANSACTIONS

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

                                            Three Months Ended,                               Nine months Ended,
                                 ----------------------------------------------  ----------------------------------------------
                                          9/30/98               9/30/97            9/30/98                9/30/97
                                          -------               -------            -------                -------
Total Revenues                      $ 2,016,349               $1,493,656        $ 5,705,371               $ 4,834,654

Net income (loss)                   $(1,489,722)              $( 512,565)       $(3,451,208)              $(  426,047)

Net income loss per share           $(      .03)              $(     .01)       $(      .08)              $(      .02)

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

11.      LITIGATION:

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

Other Litigation

         The Company is not a party to any litigation or governmental proceedings that management believes would result in any judgements or penalties that would have a material adverse effect on the Company

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

12.         SUBSEQUENT EVENTS:

         On October 1, 1998, the Company executed an amendment with Amerbank for the revolving credit facility of IFFP. Under the terms of the amendment, the maximum borrowing under the credit increased from $1,300,000 to $1,500,000 or by a total of $200,000. With the increase in credit, the repayment terms changed as follows: thirty five monthly equal installments of $41,666 starting in June 2000, with a final payment of $41,690 due at maturity on May 18, 2003.

         On October 1, 1998, IFFP entered into a twenty year lease agreement with Statoil Polska, Sp. z o.o. ("Statoil") for purposes of constructing a Burger King restaurant in Gorzow, Poland. The site will be built adjacent to a Statoil gas station. Under the terms of the lease agreement, the Company's annual rental payments for this lease equals the Polish zloty equivalent of $36,000 ("minimum rent") or 4.0% of its net sales, whichever is greater. The minimum rent payment is adjusted quarterly to the Polish inflation index. Both leases contain a ten-(10) year option, exercisable by IFFP at its sole and absolute discretion, to renew under the same terms and conditions as the underlying leases. The Company expects to open this Burger King restaurant in the fourth quarter of 1998.

         On October 15, 1998, PKP entered into a lease for an unlimited period of time with Karol, Kristina and Miroslaw Stanaszek of Lomianki, Warsaw for purposes of constructing a Domino's Pizza store within 87 square meters of space. The lease may be terminated by PKP at any time upon three months' notice. The lessor may terminate the lease at any time upon three months' notice. In the event that the lessor terminates the lease, PKP is entitled to recover its costs including leasehold improvements, net of depreciation. Annual lease payments, excluding utility charges, are $9,600. The Company was required to prepay the first year's rent. The store is expected to be opened in the fourth quarter of 1998.

         On October 19, 1998, IFFP entered into a twenty year lease agreement with Statoil Polska, Sp. z o.o. ("Statoil") for purposes of constructing a Burger King restaurant in Warsaw, Poland. The site will be built adjacent to a Statoil gas station. Under the terms of the lease agreement, the Company's annual rental payments for the lease equals the Polish zloty equivalent of $36,000 ("minimum rent") or 4.0% of its net sales, whichever is greater. The minimum rent payment is adjusted quarterly to the Polish inflation index. Both leases contain a ten (10) year option, exercisable by IFFP at its sole and absolute discretion, to renew under the same terms and conditions as the underlying leases. The Company expects to open this Burger King restaurant in the fourth quarter of 1998.

         On October 21, 1998, PKP entered into a ten year lease with Jerzy and Wieslawa Piwqwarscy of Piaseczno, Warsaw for purposes of constructing a Domino's Pizza store within 92 square meters of space. Annual lease payments, excluding utility charges are $7,800. The store is expected to be opened in the fourth quarter of 1998.

         On October 27, 1998, PKP entered into a ten year lease with Stanislaw and Barbara Kolat of Lodz, Poland for purposes of constructing a Domino's Pizza store within 211 square meters of space. Annual lease payments through 2001, excluding utility charges, are $6,840. Thereafter the annual lease payments will be $13,680. The store is expected to be opened in the fourth quarter of 1998.

         On October 29, 1998, PKP entered into a ten year lease with Mieczyslawa and Boguslaw Leczynski of Legionowo, Warsaw for the purposes of constructing a Domino's Pizza store within 120 square meters of space. Annual lease payments, excluding utility charges are $10,800. The store is expected to be opened in the fourth quarter of 1998.

         On November 2, 1998, IFFP entered into a new twenty (20) year lease with BP for purposes of constructing a Burger King Restaurant in Warsaw, Poland. The site will be built adjacent to a BP gas station. Under the terms of the lease agreement, IFFP's annual rental payments for the lease is $30,000 ("minimum rent") or 5.0% of its net sales, whichever is greater. The lease contains two (2) 10 year options, exercisable by IFFP at its sole and absolute discretion, to renew under the same terms and conditions as the underlying lease. The Company expects to open this Burger King restaurant in the fourth quarter of 1998.

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

         The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward looking statements, including without limitations the future growth of the Company's business, the ability to obtain suitable restaurant sites, the Company's future liquidity and capital resource needs, general economic and political conditions in Poland, the demand for the Company's products and services, changes in the level of operating expense and the present and future level of competition. Results actually achieved may differ materially from expected results included in these statements.

         As of September 30, 1998, IFFC had working capital of approximately $11,186,410 which includes Cash and Cash Equivalents of $12,099,905. IFFC's working capital and cash position were significantly improved beginning in March 1997 by the settlement of its litigation with Burger King Corporation ("BKC") coupled with recent debt consolidation, merger with Litigation Funding, Inc. and placement of the 11% Convertible Senior Subordinated Discount Notes, Due October 31, 2007. Although IFFC believes that it has sufficient funds to finance its present plan of operations through December 31, 1998, IFFC cannot reasonably estimate how long it will be able to satisfy its cash requirements. The capital requirements relating to implementation of the BKC Development Agreement and the New Master Franchise Agreement with Dominos are significant. Based upon current assumptions, IFFC will seek to implement its business plan utilizing its Cash and Cash Equivalents and cash generated from restaurant and store operations. In order to satisfy the capital requirements of the BKC Development Agreement and the New Master Franchise Agreement with Dominos, IFFC will require resources substantially greater than the amounts it presently has or amounts that can be generated from restaurant and store operations. Other than its existing Bank Credit Facilities, IFFC has no current arrangements with respect to, or sources of additional financing and there can be no assurance that IFFC will be able to obtain additional financing or that additional financing will be available on acceptable terms to fund future commitments for capital expenditures.

         IFFC currently operates its Burger King restaurant business in Poland through its wholly owned Polish subsidiary, IFFP, and its wholly-owned Polish limited liability corporations, IFF Polska-Kolmer and IFF-DX Management. IFFC operates its Domino's Pizza business in Poland through its two wholly-owned Polish subsidiaries, Krolewska Pizza, Sp. z o.o. and Pizza King Polska, Sp. z o.o. Unless the context indicates otherwise, references herein to IFFC include all of its operating subsidiaries.

         IFFC currently operates eleven Burger King Restaurants and ten Domino's Pizza stores. IFFC has incurred losses and anticipates that it will continue to incur losses until, at the earliest, it establishes a number of restaurants and stores generating sufficient revenues to offset its operating costs and the costs of its proposed continuing expansion. There can be no assurance that IFFC will be able to successfully establish a sufficient number of restaurants to achieve profitable operations.

         On July 1, 1998, IFFP entered into a new twenty year lease with Statoil Polska, Sp. z o.o. ("Statoil") for purposes of constructing a Burger King restaurant in Pabianice, Poland. The site will be built adjacent to a Statoil gas station. Under the terms of the lease agreement, IFFP's annual rental payments for the lease equals the Polish zloty equivalent of $36,000 ("minimum rent") or 4.0% of its net sales, whichever is greater. The minimum rent payment is adjusted quarterly to Polish inflation index. The lease contains a 10 year option, exercisable by IFFP at its sole and absolute discretion, to renew under the same terms and conditions as the underlying lease. The Company expects to open this Burger King restaurant in the fourth quarter of 1998.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


         On July 10, 1998, IFFP opened its ninth Burger King restaurant in Mikolow. Poland. The restaurant is attached to a Conoco-Jet petrol station. The restaurant has 60 interior seats and an outdoor playground with 20 additional seats. Annual lease payments for the restaurant are 2.25% of net sales with no minimum lease payments required. The lease was executed in November 1997 between IFFP and Dupont-Conoco for a twenty year term. The lease contains two (2) ten
(10) year renewal options.

         On July 20, 1998, PKP opened its tenth Domino's store in Warsaw. The store consists of approximately 94 square meters. Annual lease payments, excluding electricity, are approximately 15,000 zlotys (approximately $4,225 at September 30, 1998 exchange rates). The lease was executed in April 1998 between PKP and the Municipality of Ursynow. The lease is for an unlimited term.

         On July 21, 1998, IFFP entered into two (2) twenty year lease agreements with Statoil Polska, Sp. z o.o. ("Statoil") for purposes of constructing a Burger King restaurant in Olsztyn and Raciborz, Poland. The sites will be built adjacent to Statoil gas stations. Under the terms of the lease agreements, the Company's annual rental payments for each lease equals the Polish zloty equivalent of $36,000 ("minimum rent") or 4.0% of its net sales, whichever is greater. The minimum rent payment is adjusted quarterly to the Polish inflation index. Both leases contain a ten (10) year option, exercisable by IFFP at its sole and absolute discretion, to renew under the same terms and conditions as the underlying leases. The Company expects to open these Burger King restaurants in the fourth quarter of 1998.

         On August 25, 1998, IFFP opened its tenth Burger King restaurant in Torun, Poland. The restaurant is a stand alone adjacent to a BP gas station. The restaurant has 80 interior seats and an outdoor playground with 20 additional seats. Annual lease payments for the restaurant are 5.00% of net sales with a $30,000 annual minimum lease payment required. The lease was executed in January 1998 between IFFP and BP for a twenty year term. The lease contains two (2) ten
(10) year renewal options.

         On August 27, 1998, IFFP entered into a twenty year lease agreement with Statoil Polska, Sp. z o.o. ("Statoil") for purposes of constructing a Burger King restaurant in Krakow, Poland. The site will be built adjacent to a Statoil gas station. Under the terms of the lease agreement, the Company's annual rental payment equals the Polish zloty equivalent of $36,000 ("minimum rent") or 4.0% of its net sales, whichever is greater. The minimum rent payment is adjusted quarterly to the Polish inflation index. The lease contains a ten
(10) year option, exercisable by IFFP at its sole and absolute discretion, to renew under the same terms and conditions as the underlying lease. The Company expects to open this Burger King restaurant in the fourth quarter of 1998.

         On September 1, 1998, PKP entered into a ten year lease with Paprocki Centrum for purposes of constructing a Domino's Pizza store within 125 square meters of space in Lublin, Poland. Annual lease payments, excluding utility charges, are 54,000 Polish zlotys (approximately $15,500 at September 30, 1998 exchange rates). The store is expected to be opened in the fourth quarter of 1998.

         On September 4, 1998, IFFP opened its eleventh Burger King restaurant in Plonsk, Poland. The restaurant is a stand alone adjacent to a BP gas station. The restaurant has 80 interior seats and an outdoor playground with 20 additional seats. Annual lease payments for the restaurant are 5.00% of net sales with a $30,000 annual minimum lease payment required. The sublease was executed in April 1998 between IFFP and BP for a twenty year term. The lease contains two (2) ten (10) year renewal options.

         On September 4, 1998, the company purchased the remaining minority interest of IFFP from Agros Investments, S.A. for $1,500,000 in cash. The transaction was accounted for as a purchase. (See Note 2 to the Consolidated Financial Statements.)

         On September 23, 1998, IFFP entered into a new twenty (20) year lease with British Petroleum ("BP") for purposes of constructing a Burger King restaurant in Wroclaw, Poland. The site will be built adjacent to a BP gas station. Under the terms of the lease agreement, IFFP's annual rental payments for the lease is $30,000 ("minimum rent") or 5.0% of its net sales, whichever is greater. The lease contains two (2) 10 year options, exercisable by IFFP at its sole and absolute discretion, to renew under the same terms and conditions as the underlying lease. The Company expects to open this Burger King restaurant in the fourth quarter of 1998.

         On September 30, 1998, IFFP entered into a new twenty (20) year lease with BP for purposes of constructing a Burger King restaurant in Opole, Poland. The site will be built adjacent to a BP gas station. Under the terms of the lease agreement, IFFP's annual rental payments for the lease is $30,000 ("minimum rent") or 5.0% of its net sales, whichever is greater. The lease contains two (2) 10 year options, exercisable by IFFP at its sole and absolute discretion, to renew under the same terms and conditions as the underlying lease. The Company expects to open this Burger King restaurant in the fourth quarter of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998 VS NINE MONTHS ENDED SEPTEMBER 30, 1997

RESULTS OF OPERATIONS

         Results of operations for the three months and nine months ended September 30, 1998, include the results of Krolewska Pizza Sp. z o.o. ("KP"), and Pizza King Polska, Sp. z o.o. ("PKP") which were acquired in July 1997 in a transaction accounted for as a purchase. (The results of operations for the three months and nine months ended September 30, 1997 include the results for the three months ended September 30, 1997 of KP and PKP). KP owns the exclusive development rights and PKP owns the franchises for Domino's pizza stores and commissary in Poland.

         For the nine months ended September 30, 1998 and September 30, 1997, IFFC generated Restaurant Sales of $5,705,371 and $4,246,215, respectively which includes sales of $1,455,499 and $275,075 respectively for the Domino's Pizza stores in 1998 and 1997. In U.S. dollar and Polish zloty terms IFFC's Burger King Restaurant Sales increased by approximately 7% and 11.1%, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The increase is primarily attributable to the addition of three new restaurants opened during the quarter ended September 30, 1998.

         For the nine months ended September 30, 1998, IFFC incurred Food and Packaging Costs of $2,235,433, Payroll and Related Costs of $1,076,095, Occupancy and Other Operating Expenses of $1,642,846 and Depreciation and Amortization Expense of $832,744.

         Food and Packaging Costs applicable to Burger King restaurants for the nine months ended September 30, 1998 and 1997 were 40.6% and 40.5% of Restaurant Sales, respectively.

         Payroll and Related Costs applicable to Burger King restaurants for the nine months ended September 30, 1998 and 1997 were 17.4% and 16.6% of Restaurant Sales, respectively. The .8% increase as a percentage of Restaurant Sales is primarily the result of an increase in managerial salaries at the restaurant level.

         Occupancy and Other Operating Expenses applicable to Burger King restaurants for the nine months ended September 30, 1998 and 1997 were 27.2% and 28.8% of Restaurant Sales, respectively. The 1.6% decrease as a percentage of Restaurant Sales is primarily attributable to a decrease in advertising expenditures; and the decrease in royalties payable to Burger King Corporation in accordance with the New BKC Development Agreement.

         Depreciation and Amortization Expense applicable to Burger King restaurants as a percentage of Restaurant Sales was 14.3% and 16.5% in the nine months ended September 30, 1998 and 1997, respectively. The 2.2% decrease as a percentage of restaurant sales is primarily attributable to the increase in Restaurant Sales.

         For the nine months ended September 30, 1998, KP and PKP incurred Food and Packaging Costs of $510,205 Payroll and Related Costs of $337,309, Occupancy and Other Operating Expenses of $488,179 and Depreciation and Amortization of $223,615. As a percentage of sales, Food and Packaging Costs were 35.1%, Payroll and Related Costs were 23.2%, Occupancy and Other Operating Expenses were 33.5%.

         General and Administrative Expenses for the nine months ended September 30, 1998 (which includes $212,577 applicable to KP and PKP) and 1997 were 34.7% and 29.2% of Restaurant Sales, respectively. The 5.5% increase as a percentage of Sales is primarily attributable to the addition of PKP, and new hires and increased salaries and related benefits related to the anticipated rapid development of the Burger King and Domino's concepts. For the nine months ended September 30, 1998, General and Administrative Expenses were comprised of executive and office staff salaries and benefits ("Salary Expense") $788,652; legal and professional fees, office rent, travel, telephone and other corporate expenses ("Corporate Overhead Expense") $964,399, and depreciation and amortization $226,663. For the nine months ended September 30, 1997, General and Administrative Expense included Salary Expenses of $423,393; Corporate Overhead Expenses of $723,799, and depreciation and amortization of $91,091.

         For the nine months ended September 30, 1998 and 1997 Interest and Other Income was comprised as follows:

                                                                                    Nine months Ended September 30,
                                                                                    -------------------------------
                                                                                   1998                     1997
                                                                                   ----                     ----
          Interest income                                                       $ 711,936                $   104,409
          Management fee                                                                -                     13,904
          All other, net                                                         ( 82,828)                   248,638
                                                                                ---------                -----------
                                                                                $ 629,108                $   366,951
                                                                                =========                ===========

         All other, net includes various non-recurring charges and credits not specifically related to operating activity.

Interest Expense is comprised as follows:

                                                                                      Nine months Ended September 30,
                                                                                      -------------------------------
                                                                                        1998                  1997
                                                                                        ----                  ----
              Interest Expense on 9% Subordinated
                            Convertible Debentures                                   $186,030                  $186,030

              Interest Expense on 8% Convertible
                            Promissory Notes                                                -                    16,178

              Interest Expense on Note Payable
                             to Litigation Funding                                          -                    73,767

              Amortization of Debenture
                            Issuance Costs                                            214,744                    24,942

              Accretion of discount on 11%
                            Convertible Senior Subordinated
                            Discount Notes                                          1,680,548                         -

              Interest Expense on Bank
                            Facilities                                                108,619                   119,559
                           Total
                                                                                 ------------            --------------
                                                                                   $2,189,941                $  420,476
                                                                                 ============            ==============


         Interest Expense exceeded Interest and Other Income by $1,560,833 and $53,525 for the nine months ended September 30, 1998 and 1997, respectively. The primary reason for the increase for the nine month period ended September 30, 1998, is due to the accretion of the 11% Convertible Senior Subordinated Discount Notes and the related amortization of debt issuance costs.

         IFFC's interest expense on bank facilities was $108,619 and $119,559 for the nine months ended September 30, 1998 and 1997, respectively. The $10,940 decrease is attributable to IFFC's lower average level of borrowings under bank credit facilities during the nine month period ended September 30, 1998.

         During the nine months ended September 30, 1997, IFFC recorded a non-recurring gain of $1,327,070, or $.07 per share of IFFC's Common Stock in connection with the settlement of the BKC Litigation. See Note 9 of Notes To Consolidated Financial Statements for the components included in the calculation of the gain.

         As a result of the foregoing, the nine months ended September 30, 1998, IFFC generated a net loss of $3,451,208 or $.08 per share of IFFC's Common Stock compared to a net loss of $110,545, or $.01 per share of IFFC's Common Stock for the nine months ended September 30, 1997.

         IFFC anticipates that it will continue to incur certain expenses in connection with its disputes with the Polish Fiscal Authorities. See "Item 2. Legal Proceedings - Polish Fiscal Authority Disputes" for a description of such matters.
                                       28

LIQUIDITY AND CAPITAL RESOURCES

         IFFC's material commitments for capital expenditures in its restaurant and store business relate to the provisions of the BKC Development Agreement and the New Master Franchise Agreement with Domino's.

         On March 14, 1997, a new Development Agreement (the "BKC Development Agreement") was entered into between BKC and IFFC, which was then assigned by IFFC to IFFP on March 14, 1997; IFFC continues to remain liable for the obligations contained in the BKC Development Agreement. Pursuant to the BKC Development Agreement, IFFC has been granted the exclusive right until September 30, 2007 to develop and be franchised to operate Burger King restaurants in Poland with certain exceptions discussed below. Pursuant to the BKC Development Agreement, IFFC is required to open 45 Development Units during the term of the Agreement. Each traditional Burger King restaurant, in-line Burger King restaurant, or drive-thru Burger King restaurant shall constitute one unit. A Burger King kiosk restaurant shall, for purposes of the BKC Development Agreement, be considered one quarter of a unit. Pursuant to the BKC Development Agreement, IFFC is to open three Development Units through September 30, 1998, four units in each year beginning October 1, 1998 and ending September 30, 2001 and five units in each year beginning October 1, 2001 and ending September 30, 2007. As of September 30, 1998, the Company had complied with the BKC Development Agreement by opening three new restaurants.

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

         On November 5, 1997, the Company sold $27,536,000 11% Convertible Senior Subordinated Discount Notes Due October 31, 2007 (the "Notes") in a private offering. At September 30, 1998, the notes are comprised as follows:

      Face amount of notes at maturity                   $27,536,000

      Unamortized discount to be accreted as
        interest expense and added to the
        original principal balance of the
        notes over a period of three years                (5,500,772)
                                                         -----------

      Balance at September 30, 1998                      $22,035,228
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

         The Company was obligated to cause to be declared effective, before November 5, 1998, a registration statement registering the resale of the shares of Common Stock to be issued upon conversion of the Notes. The Company filed a registration statement with the SEC, which became effective on September 10, 1998.
                                       31

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

         On July 14, 1997, IFFC and Acquisition Sub entered into a Merger Agreement with Funding and Mitchell and Edda Rubinson, the sole shareholders of Funding. Under the terms of the Agreement, Funding was merged with and into Acquisition Sub. The 25,909,211 shares of common stock of the Company received by the Funding shareholders was determined by dividing the $3,021,014 value assigned to Funding by the book value per share ($.1166) of the Company's common stock as of September 30, 1997, before reduction for the liquidation preference applicable to the outstanding shares of Preferred Stock.

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

         As of September 30, 1998 and November 12, 1998, the Company had $342,566 and $845,833, respectively, in Polish bank accounts with substantially all of such funds held as U.S. dollar denominated deposits. Substantially all of the Company's remaining cash, including the net proceeds from the 11% Senior Subordinate Convertible Discount Notes, is held in U.S. dollar accounts in U.S. Banks.

         IFFC has also financed its operations through the use of credit facilities, which credit facilities are described below.

         On September 30, 1996, PKP entered into a revolving credit facility with Amerbank totaling 100,000 zlotys (approximately $28,170 at September 30, 1998 exchange rates). The credit facility was renewed on May 27, 1998 and matures on June 1, 1999. The credit facility bears interest at a floating rate. The note is secured by the guarantee of IFFC. As of September 30, 1998 and November 12, 1998 the balance of the credit facility was approximately $8,371 and $29,038, respectively.

         As of January 28, 1993, IFFP entered into a revolving credit facility with American Bank of Poland S.A. ("AmerBank") totaling 300,000 zlotys. Borrowings under the January 28,1993 AmerBank credit facility are secured by a guarantee of IFFC and bear interest at a monthly adjusted variable rate approximately equal to AmerBank's prime rate. Borrowings under the January 28, 1993 AmerBank credit facility were repayable as of January 28, 1996. On April 12, 1996, the credit facility was amended as follows: (i) credit available was decreased to 200,000 zlotys (approximately $56,980 at September 30, 1998 exchange rates), and (ii) in March 1997, the credit facility was further amended to 100,000 zlotys (approximately $28,170 at September 30, 1998 exchange rates). In April 1998, the credit facility was renewed under the same terms and conditions for an additional year. As of September 30, 1998 and November 12, 1998, there was $0 and $28,488 outstanding on the credit facility.

         On May 19, 1997, IFFC entered into a $999,000 credit facility with Totalbank which is collateralized by $999,990 of certificates of deposit. The credit facility bears interest at 6.5% per annum and matured on August 19, 1998. The credit facility was renewed for six months under the same terms and conditions.

         On August 12, 1997, the Company executed two credit agreements with the American Bank in Poland ("Amerbank"). The first credit facility was in the amount of $950,000. The purpose of this facility was to consolidate existing debt owed to Amerbank totaling $300,000 with existing debt owed to Bank Handlowy of $650,000. Pursuant to the terms of the new loan, interest is payable monthly at the prevailing one month LIBOR rate plus 2.75%. This rate approximates 8.5% as of May 12, 1998. Commencing in March 1998, the loan is to be repaid in monthly installments of $32,000 for twenty nine months with a balloon payment of $22,000 due at maturity (August 12, 2000). The loan is secured by all existing restaurant assets and the guarantee of IFFC. The balance of this credit facility as of September 30, 1998 and November 10, 1998 was $726,000 and $694,000,
respectively.

         The second credit agreement was a development loan in the principal amount of $1,500,000. The purpose of this loan was to provide partial credit for the development of new Burger King restaurants. Borrowings under this credit facility were to be made until August 1999 and were to be secured by: (i) fixed assets of each new restaurant financed; and (ii) a guarantee of IFFC. The loan was scheduled to be repaid in thirty five equal installments of $42,000 starting in September 1999 with a balloon payment of $30,000 due at maturity (August 12,
2002). Interest was to be paid monthly at the prevailing one month LIBOR rate plus 2.5%. According to the terms of the agreement, the proceeds of the loan could be used to finance up to fifty percent (50%) of the costs of furnishing and commencing operation of Burger King restaurants operated by IFFP. No advances were made on this facility and it was canceled in favor of a new credit facility as described below.

         On April 2, 1998, PKP entered into a $300,000 development loan with The American Bank in Poland ("Amerbank") for the development of its Domino's stores. Borrowings under this credit facility may be made until December 26, 1998 and are secured by: (i) fixed assets of each new restaurant financed; and (ii) a guarantee of IFFC. The loan is required to be repaid in ten equal quarterly installments of $30,000 starting on December 26, 1998 with a final payment due at maturity (March 26, 2001). Interest is paid monthly at the prevailing one month LIBOR rate plus 3-1/8%. This rate approximates 8.75% as of August 12, 1998. According to the terms of the agreement, the proceeds of the loan could be used to finance up to fifty percent (50%) of the costs of furnishing and commencing operation of Domino's stores operated by PKP. As of September 30, 1998 and November 12, 1998, approximately $275,023 was outstanding on the facility.

         On June 19, 1998, a development loan in the principal amount of $1,300,000 was executed with Amerbank for IFFP. The purpose of this loan is to provide partial credit for the development of new Burger King restaurants. Borrowings under this credit facility are to be made until June 18, 2000 and are secured by: (i) fixed assets of each new restaurant financed; and (ii) a guarantee of IFFC. The loan is scheduled to be repaid in thirty five equal installments of $36,111 starting in June 2000 with a final payment of $36,115 due at maturity (May 18, 2003). Interest is to be paid monthly at the prevailing one month LIBOR rate plus 2.5%. According to the terms of the agreement, the proceeds of the loan are be used to finance up to fifty percent (50%) of the costs of furnishing and commencing operation of Burger King restaurants operated by IFFP. On October 1, 1998, the company executed an amendment to this facility with Amerbank. The amendment increased the borrowing limit to $1,500,000. The scheduled loan payments are as follows: thirty five equal installments of $41,666 starting in June 2000 with a final payment due of $41,690 due at maturity on May 18, 2003. As of September 30, 1998 and November 10, 1998, $1,300,000 and $1,500,000 was outstanding on this credit facility.

         On December 28, 1995, IFFC increased its equity interest in IFFP from 80% to 85% by purchasing from the minority shareholder 5% (25% of the minority holdings) of the outstanding capital stock of IFFP in exchange for a $500,000 non-interest bearing obligation was paid in full in June 1997. On September 4, 1998, the Company purchased the remaining 15% of the outstanding capital stock of IFFP from the minority shareholder in exchange for $1,500,000 in cash, plus expenses associated with the purchase.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

         The accounts of IFFC's Polish subsidiaries are maintained using the Polish zloty.

         The official currency in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. At September 30, 1998 and November 12, 1998, the exchange rates were
3.55 and 3.44 zlotys per dollar, respectively.

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

         The Company and its operating systems are currently Year 2000 compliant and the Company intends that any computer systems that the Company may purchase or lease that are incident to the Company's business will have already addressed the Year 2000 issue. However, the Company has not fully assessed the impact of the Year 2000 issue on third parties with whom the Company has material relationships. The Company is currently formulating a contingency plan to address the Year 2000 issue with respect to its material third party relationships.

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

ITEM 4.   RESULTS OF VOTES OF SECURITY HOLDERS

      The Company's Annual Shareholders' Meeting was held on September 10, 1998. At the Annual Meeting, the Company's shareholders were asked to consider and vote upon the following matters:

                  The election of five members to the Company's Board of Directors to serve until the Company's 1999 Annual Meeting of Shareholders or until their successors are duly elected and qualified; and

                  To consider and vote upon a proposal to increase the number of authorized shares of the Company's common stock, par value $.01 per share (the "Common Stock"), from 100,000,000 to 200,000,000 shares and to increase the number of authorized shares of the Company's preferred stock, par value $.01 per share (the "preferred Stock"), from 1,000,000 to 2,000,000 shares by amending the Company's Articles of Incorporation.

The following five members of the Company's Board of Directors were duly elected,

               Director               Votes for             Votes withheld
         ----------------------     ------------            --------------
         Mitchell Rubinson          43,497,927                21,325
         Larry H. Schatz            43,497,927                21,325
         Michael Welch              43,497,927                21,325
         James F. Martin            43,497,927                21,325
         Dr. Mark Rabinowitz        43,497,927                21,325

The results of the vote on the Company's proposal to increase the number of authorized shares of the Company's common stock, par value $.01 per share (the "Common Stock"), from 100,000,000 to 200,000,000 shares and to increase the number of authorized shares of the Company's preferred stock, par value $.01 per share (the "preferred Stock"), from 1,000,000 to 2,000,000 shares by amending the Company's Articles of Incorporation, were as follows,

         Votes for               Votes against             Abstentions
         ---------               -------------             -----------
         40,286,011                   62,729                 1,642

                                       38

                                   SIGNATURES

      In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, International Fast Food has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              INTERNATIONAL FAST FOOD CORPORATION



DATE:  November 13, 1998       By: /s/ Mitchell Rubinson
                                   ---------------------------------------------
                                   Mitchell Rubinson, Chairman of the Board,
                                   Chief Executive Officer and President
                                   (Principal Executive Officer)



DATE:  November 13, 1998        By: /s/ James Martin
                                   ---------------------------------------------
                                   James Martin, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)