Form 10KSB
period 1998-12-31
INTERNATIONAL FAST FOOD CORP
filed 1999-03-31
CIK 885549

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

 /X/ Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998

 / / Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _______________

                         Commission file number: 1-11386

                       INTERNATIONAL FAST FOOD CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                      Florida                                     65-0302338
          -------------------------------                    -------------------
          (State or Other Jurisdiction of                      (I.R.S. Employer
          Incorporation or Organization)                     Identification No.)

           1000 Lincoln Road, Suite 200
               Miami Beach, Florida                                 33139
     ----------------------------------------                     ----------
     (Address of Principal Executive Offices)                     (Zip Code)

                                 (305) 531-5800
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: None

             Securities registered pursuant to Section 12(g) of the
                                 Exchange Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

                        Warrants to Purchase Common Stock
                        ---------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/ No / /

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB./ /

         The issuer's revenues for its most recent fiscal year were $8,489,151.

         The aggregate market value of the common stock held by non-affiliates of the registrant on March 22, 1999 (computed by reference to the closing bid price of $.54 on such date) was $7,508,573.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of the issuer's Common Stock, par value $.01 per share as of March 20, 1999, was 45,106,172.

         Transitional Small Business Disclosure Format (check one):
 Yes / /  No /X/

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item   1. Description of Business.

History

         International Fast Food Corporation ("IFFC" or the "Company") was incorporated in December 1991 as a Florida corporation to develop franchised Burger King restaurants in the Republic of Poland. In July 1997, IFFC purchased all of the outstanding shares of Krolewska Pizza Sp.zo.o. ("KP") and Pizza King Polska, Sp.zo.o. ("PKP"), which together control the exclusive development rights and franchises of Domino's Pizza stores in Poland. In September 1998, IFFC purchased from Agros Investments, S.A., a Polish company, the remaining 15% of the outstanding shares of International Fast Food Polska, Sp.zo.o. ("IFFP"), IFFC's Polish subsidiary which operates its Burger King division, for $1.5 million.

         IFFC has the exclusive right to develop franchised Burger King restaurants and Domino's Pizza stores in the Republic of Poland and currently operates 21 Burger King restaurants and 15 Domino's stores. The Burger King restaurants and the majority of the Domino's stores are similar to their respective U.S. versions and are developed to the strict corporate standards set out in the respective development agreements and franchise agreements.

Burger King Division

         IFFC operates its Burger King division through its Polish subsidiary, IFFP, and IFFP's wholly owned Polish limited liability corporations, IFF Polska-Kolmer and IFF-DX Management. IFFP receives operational support from Burger King Corporation ("BKC") through BKC's London-based office in areas including site selection and construction review, operating systems and controls, marketing, sourcing of food and equipment, distribution and training, and other operational matters.

         Through IFFP, IFFC currently operates 21 Burger King restaurants. The restaurants, which operate under individual franchise agreements, are traditional free standing and/or attached drive-through restaurants with dine-in seating capacity ranging from 60 to 120 people. The typical store size is approximately 2,800 square feet and is located near and in metropolitan areas and/or adjacent to service station sites. Currently all Burger King restaurants in Poland are operated by IFFP. There are no non-affiliated Burger King franchisees.

         IFFC's Burger King restaurants offer flame-broiled hamburgers and cheeseburgers, french fries and soft drinks. Other menu items may include salads, pastries, chicken sandwiches, fish sandwiches, ice cream sundaes and shakes. IFFC anticipates that its future Burger King restaurants will expand their menus by offering additional food items. IFFC typically offers a Burger King meal for the zloty equivalent of approximately $1.51 to $3.29, depending upon the menu items selected. IFFC believes, to the extent a comparison is possible, that the prices it charges for meals are comparable to the prices charged by IFFC's American-style fast food competitors in Poland.

         By October 1994, IFFC had opened eight Burger King restaurants in urban locations, including five in Warsaw, and had created an organizational infrastructure to manage future growth. During 1994, however, a dispute emerged between IFFC, IFFP and BKC regarding BKC's logistical development support and other matters, which resulted in litigation between the parties commencing in March 1995. During the period from the beginning of the dispute with BKC in 1994 until its settlement, IFFC curtailed its Burger King restaurant expansion. In March 1997, IFFC, IFFP and BKC settled the litigation and, pursuant to such settlement, BKC and IFFC entered into a new ten year development agreement (the "BKC Agreement"). IFFC and BKC have enjoyed a strong, working relationship since the settlement.

         IFFC's Burger King operations are managed by Joanna Makowska, who began her career with IFFC in 1992. Pursuant to the requirements of the BKC Agreement, Ms. Makowska has been approved by BKC as the Director of Operations of the Burger King restaurants. Ms. Makowska is supported in Poland by a team of 16 managers, 75 assistant managers and approximately 608 other full time or part time employees as of December 31, 1998. In addition, Michael Welch has been approved by BKC as a managing director and is responsible for the development of restaurants pursuant to the BKC Agreement.

         BKC Agreement and Standard Franchise Agreements. In February 1999, the Company entered into an amendment to the BKC Agreement, pursuant to which the Company agreed, among other thing, to increase its development schedule of Burger King restaurants. Under the BKC Agreement, as amended, IFFP is required to open 135 "Development Units" prior to September 30, 2007. Each traditional restaurant or drive-through restaurant constitutes one Development Unit and each kiosk constitutes a quarter of a Development Unit. Beginning January 1, 2000, four of the Development Units in each year must be in-line or free-standing restaurants within city centers or shopping mall locations. The schedule for IFFP's required opening of the Development Units is as follows:

                                                                 Number of
                                                             Development Units
                                                                To Be Opened
                            Time Period                      During Time Period
                            -----------                      ------------------
          From execution through September 30, 1998                   3
          October 1, 1998 through September 30, 1999                  4
          October 1, 1999 through December 31, 1999                   4
          January 1, 2000 through December 31, 2000                   16
          January 1, 2001 through December 31, 2001                   16
          January 1, 2002 through December 31, 2002                   16
          January 1, 2003 through December 31, 2003                   16
          January 1, 2004 through December 31, 2004                   16
          January 1, 2005 through December 31, 2005                   16
          January 1, 2006 through December 31, 2006                   16
          January 1, 2007 through September 30, 2007                  12
                                                                      ---
          Total units to be opened by September 30, 2007              135

         IFFC has opened 13 Burger King restaurants pursuant to the BKC Agreement and has satisfied its development requirements through 1999.

         Pursuant to the BKC Agreement, IFFP is required to pay BKC a $1.0 million development fee unless IFFP is in compliance with the development schedule by September 30, 1999 and has achieved gross sales of $11.0 million for the preceding 12 months. If the development schedule has been achieved but gross sales are less than $11.0 million but greater than $9.0 million, the development fee will be $250,000. If the development fee is payable due to failure to achieve the performance targets described above, IFFP, at its option, may either pay the development fee or provide BKC with the written and binding undertaking of Mitchell Rubinson (IFFC's Chairman of the Board and Chief Executive Officer) that the Rubinson Group will completely divest itself of any interest in IFFP and the Burger King restaurants opened or operated by IFFP in Poland within six months of the date that the development fee payment is due. Pursuant to the BKC Agreement, the "Rubinson Group" has been defined to include any entity of which Mr. Rubinson directly or indirectly owns an aggregate interest of 10% or more of the legal or beneficial equity interest and any parent, subsidiary or affiliate thereof. Such divestiture of the Rubinson Group or Mitchell Rubinson could result in a change in control of IFFC under the indenture governing the terms of the Company's currently outstanding 11% Convertible Senior Subordinated Discount Notes. If so, IFFC would be required to commence an offer to repurchase the Convertible Notes within 30 days of such change in control at a purchase price equal to 101% of the accreted value of such notes. Mr. Rubinson has personally guaranteed payment of the development fee.

         For each restaurant opened, IFFP is obligated to pay BKC an initial fee of up to $40,000 for franchise agreements with a term of 20 years and $25,000 for franchise agreements with a term of ten years. Each such fee is payable not later than 20 days prior to the restaurant's opening. Pursuant to the amendment to the BKC Agreement, BKC agreed to defer payment of $280,000 in accrued franchise fees until December 31, 1999. Each franchised restaurant must also pay a percentage of the restaurant's gross sales, irrespective of profitability, as a royalty for the use of the Burger King system and Burger King trademarks. The annual royalty fee is 5% of gross sales. However, BKC has agreed to reduce the royalty fee to 2% through September 30, 1998 and 3% through December 31, 2002. Thereafter, the annual royalty fee will be 5%. The restaurants must also contribute a monthly advertising and promotion fee of 6% of gross sales to be used for advertising, sales promotion, and public relations. Payment of all amounts due from IFFP to BKC pursuant to the franchise agreements is guaranteed by IFFC.

         BKC may terminate rights granted to IFFP under the BKC Agreement, including franchise approvals for restaurants not yet opened, for a variety of possible defaults by IFFP, including, among others, failure to open restaurants in accordance with the development schedule; failure to obtain BKC site approval prior to the commencement of each restaurant's construction; and failure to meet various operational, financial, and legal requirements, including the maintenance of IFFP's net worth at $7.5 million beginning on June 1, 1999. Upon termination of the BKC Agreement, whether resulting from default or expiration of its term, BKC has the right to license third parties to develop and operate Burger King restaurants in Poland, or to do so itself. In addition, pursuant to the amendment to the BKC Agreement, in order for IFFC to open Burger King restaurants in excess of number set forth in the development schedule, BKC must be reasonably satisfied that the management infrastructure of IFFP is sufficiently strong to ensure that the proposed restaurant operations will meet BKC's standards.

         Specifically excluded from the scope of the BKC Agreement are restaurants on United States military establishments. BKC has also reserved the right to open restaurants in hotel chains with which it has, or may in the future have, a multi-territory agreement encompassing Poland. With respect to restaurants in airports, train stations, hospitals and other hotels, IFFP has the right of first refusal for of such sites. If IFFP is unable to reach a mutually acceptable agreement with the owners of such sites, BKC or its affiliates or designated third parties may initiate negotiations for such sites. IFFP and the Rubinson Group are restricted from engaging in the fast food hamburger restaurant business, without the prior written consent of BKC, which consent may not be withheld so long as IFFC and the franchises operating Burger King restaurants by designation of IFFC are adequately funded.

         Subject to certain exceptions, as long as IFFC is a principal of IFFP, BKC has the right to review and consent to equity issuances by IFFC. Such consent is not to be unreasonably withheld, provided that IFFC has complied with all reasonable conditions established by BKC in connection with the proposed sale or issuance of applicable equity securities by IFFC.

         IFFC has obtained all required BKC, government and regulatory approvals and permits for its 21 Burger King restaurants.

         Co-Development Agreements. IFFC intends to develop a majority of the new Burger King restaurants in conjunction with oil companies which are presently expanding throughout Poland. In July 1997, IFFP executed letters of intent with Conoco Poland Sp.zo.o ("Conoco") and BP Poland Sp.zo.o, an affiliate of British Petroleum ("BP"), for the co-development of Burger King restaurants and service stations throughout Poland. In connection with the execution of such letters of intent, Conoco and BP agreed to cooperate with IFFP to achieve the rapid and coordinated growth of the respective networks and operations in Poland. The letters, although not binding, state that Conoco and BP agree to make sites available to IFFP to lease for a specific term plus option periods at IFFP's discretion, subject to Burger King approval. Rental terms will be based on a minimum monthly rental fee and/or a percentage of sales.

         In September 1997, IFFP entered into an agreement with Statoil to develop up to 22 Burger King restaurants on Statoil service station properties in Poland. Pursuant to the agreement, the rental terms for each site consists of a 20-year term with a ten-year option. The annual lease payments are 4% of sales or $36,000, whichever is higher.

         In October 1998, IFFP and the Polish subsidiary of Shell Oil ("Shell") entered into a joint venture and became equal partners in the newly incorporated polish limited liability company, CRSB Sp.zo.o. IFFP and Shell intend to co-develop a limited number of Burger King restaurants and Shell service stations throughout Poland.

         The various agreements, letters of intents and joint ventures with the oil companies provide for the initial development of approximately 50 Burger King restaurants, plus additional restaurants in the future. Currently, IFFP has executed seven leases with BP, one lease with Conoco and ten leases with Statoil. The Company has not currently executed any leases pursuant to its joint venture with Shell. As of December 31, 1998, IFFP had opened three Burger King restaurants adjacent to BP stations, one restaurant attached to a Conoco station and four restaurants adjacent to Statoil stations. In addition, IFFC is currently negotiating with other international oil companies for the development of Burger King restaurants throughout Poland.

         Agreement with Marriott. In March 1999, the Company entered into a letter agreement whereby it granted Host Marriott Service Corporation ("Host Marriott") the rights to develop and operate Burger King restaurants within enclosed shopping centers located in Poland where Host Marriott has leased substantially all of the food and beverage facilities. Pursuant to such agreement, Host Marriott will pay IFFC (a) an initial start-up fee of US $25,000 per location in exchange for IFFC's pre-opening support and assistance, including furnishing design and construction advice, hiring and training management staff, and advising on the selection of information and accounting systems for each Burger King restaurant developed by Host Marriott, and (b)an on-going annual fee equal to the greater of U.S. $7,000 per location, or 1.5% of Host Marriott's gross receipts from the operation of each Burger King restaurant, in exchange for IFFC's on-going technical assistance and services, including maintaining quality standards, procurement and supply services, and on-going staff training. The annual fee will be payable monthly, with an annual reconciliation, and will continue for the duration of Host Marriott's operation of the location as a Burger King restaurant. Additionally, Host Marriott will be responsible for all amounts payable to BKC (e.g., franchise fees, advertising contributions, and royalty fees) for the franchise rights for each location developed by it pursuant to the agreement.

         Host Marriott will offer IFFC the option to acquire up to 50% interest in any Burger King restaurants developed by it pursuant to the agreement. IFFC may exercise such option by giving Host Marriott written notice, at any time prior to the opening of each Burger King restaurant, specifying the percentage interest that IFFC intends to acquire. If IFFC exercises such option, it will be responsible for a pro rata portion of the total costs incurred by Host Marriott in building, equipping and opening such restaurant, together with a pro rata portion of the cost of any common facilities (e.g., seating areas, tray wash areas, office and storage space, point of sale and telecommunications systems, etc.) used in connection therewith. The letter agreement terminates simultaneously with the BKC Agreement.

         Burger King Restaurant System. The Burger King restaurant system is one of the world's largest restaurant systems, with approximately 10,000 restaurants currently located in the United States and 53 foreign countries and territories around the world, including extensive company-owned and franchised operations in Europe. BKC has developed a restaurant format and operating system, which includes a recognized design, decor and color scheme for restaurant buildings; kitchen and dining room equipment and layout; service format; quality and uniformity of products and services offered; procedures for inventory and management control; and the Burger King marks, which include such trademarks, services marks and other marks as BKC may authorize from time to time for use in connection with Burger King restaurants. All Burger King restaurants are required to be operated in accordance with BKC standards. Most Burger King restaurants offer a substantially similar core menu, featuring flame-broiled hamburgers, cheeseburgers, french fries, and soft drinks. Other menu items may include salads, pastries, chicken sandwiches, fish sandwiches, ice cream sundaes, shakes and breakfast menu items. IFFC's current menu does not include breakfast items. Sandwich menu items account for the most significant amount of system-wide sales. Prices for the menu items are determined by IFFC and, accordingly, may vary from other Burger King restaurants in other countries.

         The standard restaurant floor plan consists of a kitchen/preparation area and ordering counter and customer seating area. The design must comply with specified BKC standards, which are relatively flexible, and can be located in an existing building or a specially constructed free-standing building with varying floor plans and configurations. IFFC currently estimates that once space has been leased and made available to IFFC, approximately 120 days are required to complete construction, obtain necessary licenses and approvals and open a restaurant. IFFC currently estimates the cost of opening a Burger King restaurant to be approximately $450,000 to $1,000,000, including the construction of the restaurant, road and leasehold improvements, the initial franchise fee, furniture, fixtures, and equipment, opening inventories and staff training (but excluding the cost of land). Such estimates, however, vary depending on the size and condition of a proposed restaurant and the extent of leasehold improvements required.

         Burger King Restaurant Development. IFFC's restaurant development strategy is to lease prominent sites in major Polish metropolitan areas and adjacent to service stations on major thoroughfares. All sites are subject to the approval of BKC. IFFC considers restaurant location to be critical to its success and devotes significant efforts to locating and evaluating potential sites. The site selection process involves an evaluation of a variety of factors, including demographics (such as population density); specific site characteristics (such as visibility, accessibility and traffic volume); proximity to activity centers (such as office or retail shopping districts and hotel and office complexes); and potential competition in the area. Company personnel inspect and approve a proposed site for each restaurant and a detailed site package is prepared for BKC review and approval prior to the execution of a lease. The opening of restaurants is contingent upon, among other things, locating satisfactory sites, negotiating acceptable leases or similar rights to a site, completing any necessary construction, and securing required government permits and approvals.

         Advertising and Promotion. IFFP's franchise agreements with BKC provide that each franchised restaurant must spend 6% of its gross sales on advertising, sales promotion, and public relations. IFFC contributes these funds into a self-administered marketing fund. All expenditures are based on a marketing plan created jointly by IFFC and BKC, except for local store marketing programs. In addition, the fund reimburses IFFC up to a certain amount for its marketing manager. As the number of IFFC's Burger King restaurants increases, IFFC believes that the increased advertising funds will provide the financial resources necessary to conduct a fully integrated marketing effort using all advertising media.

         Sources of Supply. IFFP is dependent upon BKC-approved suppliers for its food products and other supplies. Pursuant to the BKC Agreement and the standard franchise agreements, all of these supplies must be of a quality and conform to specifications acceptable to BKC. Additionally, IFFP currently obtains its restaurant furniture and fixtures, prefabricated kitchen equipment and point of sale equipment in Poland and obtains other equipment and paper products from BKC-approved sources in the United States and Europe.

         IFFP has established BKC-approved lines of supply for all major ingredients used in its menu with substantially all of its inventory needs sourced in Poland and employs a BKC-approved quality inspector who monitors the quality of supplies obtained from third-party vendors. IFFC believes local sourcing is important because it avoids expensive import duties and taxes. IFFP has entered into multi-year contracts with its major suppliers of soft drinks, buns, meat patties and condiment supplies, and for the distribution of its supplies to each of its restaurants throughout Poland. The distributor has been IFFC's comprehensive logistics and distribution coordinator since 1994, providing state of the art inventory and cost controls to complement IFFP's point of sale system, which electronically disseminates information on a daily basis, controls inventory levels and maintains promotional, marketing and food preference information. Shipments of food and supplies are delivered directly to the Burger King restaurants. IFFP maintains approximately a seven to 30-day inventory of food products and supplies for its Burger King restaurants.

         Restaurant Operations and Personnel. IFFC operates its restaurants under uniform standards set forth in BKC's operating manual, including specifications relating to food quality and preparation, design and day-to-day operations. IFFP uses BKC training techniques and manuals and solicits the assistance and counsel of BKC personnel. IFFP is responsible, at its expense, for the translation of BKC manuals into Polish and pays BKC for certain support services relating to employee training in BKC facilities in Europe and the U.S. In addition, IFFP operates two BKC-approved training facilities in Poland. IFFP maintains financial, accounting and management controls for its restaurants through the use of centralized accounting systems, detailed budgets and computerized management information systems.

         IFFP's President, Chief Financial Officer, Development Director, Director of Operations and all key personnel reside in Poland. As of December 31, 1998, IFFP employed approximately 239 full-time and 490 part-time employees. IFFP's restaurant managers are responsible for supervising the day-to-day operations of the restaurants, including food preparation, customer relations, restaurant maintenance, inventory and cost control and personnel relations. In addition, restaurant managers are responsible for selecting and training new crew personnel, who undergo on-the-job training.

         Trademarks. IFFC is authorized to use such trademarks, service marks and such other marks as BKC may authorize from time to time for use in connection with Burger King restaurants (collectively, the "Burger King Marks"). BKC has applied for and received trademark registrations in Poland for the Burger King logo, the words "Burger King" and the word "Whopper." Under the terms of the BKC Agreement and the individual franchise agreements, IFFC is required to assist in the defense of any action relating to the right to use or the validity of the Burger King Marks and to cooperate in the prosecution of any action to prevent the infringement, imitation, illegal use or misuse of the Burger King Marks or the Burger King system. BKC is obligated to bear the legal expenses and costs incidental to IFFC's participation in any such action. BKC has made no warranty or representation that the Burger King Marks will be available to IFFC on an exclusive basis or at all.

Domino's Division

         KP and PKP control the exclusive development rights and franchises, respectively, for Domino's Pizza stores in Poland pursuant to a Master Franchise Agreement (the "Domino's Agreement") with Domino's Pizza International, Inc. ("DPI"), a wholly-owned subsidiary of Domino's Pizza, Inc. ("Domino's"), which was executed in August 1997. KP has also entered into a commissary agreement with DPI (the "Commissary Agreement") pursuant to which KP has been granted the exclusive right to open and operate one or more commissaries for all Domino's stores in Poland for the term of the Domino's Agreement and any renewal term.

         Through PKP, IFFC operates 15 Domino's stores. These stores, which operate under individual franchise agreements, feature carry-out services and delivery services to all customers who can be reached in approximately 30 minutes. The stores also provide limited customer seating. The typical Domino's store size is approximately 1,000 square feet and located in a residential area with a high base of telephone installations. One such store shares space with an existing Burger King restaurant.

         IFFC's Domino's stores offer various types of pizza, soft drinks, salads, sandwiches, breadsticks and ice cream, and IFFC anticipates that its future Domino's stores will offer other food items. IFFC typically offers pizzas for the zloty equivalent of approximately $4.52 to $8.84, depending upon the size of the pizza and the number of toppings selected. IFFC believes, to the extent a comparison is possible, that the prices it charges for meals is comparable to the prices charged by IFFC's American-style fast food competitors in Poland.

         IFFC's Domino's operations are managed by Andrzej Janus, who began his career with PKP in 1993 as a manager of a Domino's store. In 1994, Mr. Janus was promoted to District Manager where he supervised all managers and assistant managers of PKP's Domino's stores in Poland. The Domino's Agreement requires KP to designate a full-time general manager, acceptable to DPI, to be responsible for the Domino's stores to be developed pursuant to the agreement. In August 1997, KP designated and DPI approved Mr. Janus as its General Manager. Mr. Janus is supported by a team of 10 managers, 26 assistant managers and approximately 241 other employees as of December 31, 1998.

         Domino's Agreement and Standard Franchise Agreements. The relationship between IFFC and Domino's is governed principally by the Domino's Agreement and the individual Domino's store standard franchise agreements. Pursuant to the Domino's Agreement, IFFC has the exclusive right to develop, operate and franchise Domino's stores in Poland. Pursuant to the Domino's Agreement, the schedule for IFFC's required opening of Domino's stores is as follows:

                                                              Number of Stores
                                                                To Be Opened
                              Time Period                    During Time Period
                              -----------                    ------------------
          August 1, 1997 through December 31, 1997                    1
          January 1, 1998 through December 31, 1998                   5
          January 1, 1999 through December 31, 1999                   6
          January 1, 2000 through December 31, 2000                   7
          January 1, 2001 through December 31, 2001                   8
          January 1, 2002 through December 31, 2002                   9
          January 1, 2003 through December 31, 2003                  10
                                                                     ---
          Total stores to be opened by December 31, 2003             46

         IFFC has opened 11 Domino's stores pursuant to the Domino's Agreement and has satisfied its development requirements for 1997 and 1998.

         As a condition to the Domino's Agreement IFFC contributed $2,000,000 to KP. IFFC also agreed that any additional capital required above such amount will also be dedicated to KP as needed to permit KP to meet its development quotas. Pursuant to the Domino's Agreement, Domino's received $300,000 as a non-refundable development fee. The term of the Domino's Agreement will expire on December 31, 2003, and if KP is in compliance with all material provisions of the agreement, it may be extended for an additional 10 years in accordance with certain minimum development quotas which KP and Domino's may agree upon by execution of an amendment to the Domino's Agreement.

         With respect to each operating Domino's store, KP is required to pay an initial franchise fee of up to $5,000 and a monthly royalty fee equal to 3% of each store's gross sales, net of taxes, irrespective of profitability. KP's royalty payments to DPI are payable in U.S. currency, or at DPI's option, in local currency. Although DPI may elect to accept payment in alternative currencies if payment in U.S. currency is prohibited by applicable law, DPI may terminate the Domino's Agreement if KP is unable to pay DPI in U.S. currency for a period of one year.

         Under the terms of the Domino's Agreement, Domino's is required to provide, on an ongoing basis, all information and materials necessary to make KP familiar with the Domino's system and the methods used to operate and manage Domino's stores and commissaries, including, without limitation, plans and specifications for Domino's stores and commissaries, site selection criteria, advertising and marketing plans, methods and procedures for the preparation, serving and delivery of food and beverages and management control systems. Such information is to be provided by DPI to IFFC in the form of the Domino's Operations Manual, memoranda or through consultations with Domino's experienced staff members.

         Domino's has reserved the right to review and audit certain of KP's operations, financial and tax accounting reports, statements and returns. Domino's may terminate rights granted to KP under the Domino's Agreement, including franchise approvals for stores not yet opened, for a variety of possible defaults by KP, including, among others, failure to open Domino's stores in accordance with the development schedule; failure to obtain Domino's site approval prior to the commencement of each Domino's store's construction; failure to obtain Domino's approval of any non-affiliated franchisee; and failure to meet various operational, financial, and legal requirements set forth in the Domino's Agreement and the standard franchise agreements. Upon termination of the Domino's Agreement, whether resulting from default or expiration of its terms, Domino's has the right to license others to develop and operate Domino's stores in Poland, or to do so itself. If KP fails to meet its development schedule during the initial term of the agreement or any successor development term, KP would lose its rights to develop and franchise additional Domino's stores, but would be entitled to continue to act as a master franchiser and a franchisee with respect to all franchise agreements theretofore granted and executed. Under certain other circumstances of default, Domino's has the right to terminate the Domino's Agreement and force the sale of, at the then current market value, all of KP's rights and interests as a master franchiser of Domino's stores and all of the assets of each Domino's store controlled by KP.

         Upon termination of the Domino's Agreement under certain circumstances, Domino's also has the right to purchase KP's outstanding rights and interests as master franchisor at a fair market value. In order to exercise this right, within ten days of termination of the Domino's Agreement, Domino's is required to request an appraisal of all of KP's rights and interests as a master franchisor and is entitled to full access to all of KP's books and records. If KP and Domino's are unable to agree upon the fair market value of KP's rights and interests as a master franchisor within 30 days of Domino's request for appraisal, the fair market value shall be determined by an appraiser, which appraiser is selected according to a prescribed method. The appraiser is required to submit an appraisal report within 60 days of his or her appointment and Domino's then has the option within 30 days of such submission to purchase all of KP's rights and interests as a master franchisor at the fair market value stated in the appraisal report. If Domino's exercises its option to purchase KP's rights and interests as a master franchisor, Domino's will also have the option for 30 days from the date of the termination of the Domino's Agreement to give notice of appraisal, review KP's books and records, and purchase, at fair market value, all of the assets of each Domino's store controlled by KP. Fair market value of the assets of each Domino's store is determined through a process similar to that described above.

         Prior to the opening of each Domino's store, KP is required to pay Domino's a franchise fee and, as master franchisor, is required to enter into a standard franchise agreement with the store franchisee (whether or not affiliated with IFFC). Each franchisee and each Domino's store location is subject to the approval of Domino's, which approval may not be unreasonably withheld. The standard franchise agreement for a Domino's store has a ten-year term with a ten-year renewal option. During such periods the franchisee is permitted to use the Domino's system in an exclusive area, free of competition from other franchisees. With respect to each of its operating Domino's stores, a franchisee is required to pay KP an initial franchise fee and a monthly royalty fee, as well as an advertising fee based on a percentage of the gross sales of each Domino's store, net of taxes, irrespective of profitability. The financial terms of the standard franchise agreement may be renewed at the expiration of the term. A franchisee's rights under a standard franchise agreement may not be transferred without the consent of KP and Domino's. PKP is currently the only Domino's franchisee in Poland. There are no non-affiliated franchisees. Thus, the fees which may be charged to the franchisee by the master franchisor have been eliminated, thereby reducing the overall operating costs of the individual stores.

         Each franchisee must comply strictly with the Domino's system, and the standards, specifications and procedures comprising such system may be changed from time to time. Each Domino's store must be constructed, equipped, furnished and operated at the cost and expense of the franchisee in accordance with Domino's specifications. Each Domino's store is required to offer for sale only those pizza and beverage products authorized by Domino's. In addition, each Domino's store is obligated to offer delivery services to all customers within a prescribed delivery area, which delivery area is restricted to allow a delivery order to be satisfied within 30 minutes. All of the food products and other supplies used in Domino's stores must be of a quality that conforms to Domino's specifications. Compliance with requirements as to signage, equipment, menu, service, hygiene, hours of operation and data and voice communications is similarly prescribed. Domino's and KP each reserve the right to enter each Domino's store, conduct inspection activities, and require prompt correction of any features that deviate from the requirements of the relevant standard franchise agreement. Similarly, KP has the right to review and audit each franchisee's operations, financial and tax accounting statements, reports and returns. KP is obligated to use its best efforts to ensure that each non-affiliated franchisee complies with its franchise agreement and local laws and regulations.

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

         During the term of the Domino's Agreement, KP and its controlling shareholders, including the controlling shareholder of IFFC, cannot have any interest as an owner, investor, partner, licensee or in any other capacity in any business engaged in sit-down, delivery or carry-out pizza or in any business or entity which franchises or licenses or otherwise grants to others the right to operate a business engaged in such business which is located in Poland. The latter restriction shall apply for a period of one year following the effective date of termination of the Domino's Agreement.

         Domino's Commissary. In conjunction with its exclusive right to develop and franchise Domino's stores in Poland, the Domino's Agreement grants KP the exclusive right to develop and operate the commissaries from which all franchisees in Poland purchase food and supplies. Because KP is the owner of the Domino's commissary, additional mark-up costs on supplies provided by the commissary are eliminated for the Domino's stores operated by PKP. Domino's has agreed to provide IFFC, on an ongoing basis, all information and materials necessary to make IFFC familiar with the methods used to operate and manage a Domino's commissary. In January 1995, KP commenced operations of the full-service commissary in approximately 1,500 square feet of the Jana Pawla Domino's store.

         On March 18, 1999, PKP entered into a new ten year lease for approximately 7300 square feet of warehouse space to be used for a new Domino's commissary. The initial annual lease payment will be paid in Polish zloty and will be approximately $32,724, excluding the cost of electricity. Monthly lease payments commence on June 1, 1999 at approximately $2,700 per month; increasing by 2% starting on January 1st, 2000 and each subsequent year thereafter for the duration of the lease. The site has been approved for its intended use by Domino's. KP expects to service up to 60 Domino's stores from this facility and expects it to be operational by July 1999. KP will be relocating its existing commissary equipment to the new facility and estimates the costs to be approximately $100,000 including leasehold improvements, equipment, and furniture and fixtures. KP has the right to develop additional commissaries as needed. KP intends to conduct all of its purchasing, distribution and main food supply operations from the new commissary.

         Domino's Store System. Domino's is the world's second largest pizza company, with approximately 6,100 stores in over 60 countries. All Domino's stores are required to be operated in accordance with Domino's standards. Domino's stores feature carry-out services and delivery services to all customers located within prescribed service areas and offer a substantially similar core menu including various types of pizza and soft drinks. Other menu items include salads, sandwiches and breadsticks. Pizza accounts for the most significant amount of system-wide sales. Prices for Domino's menu items are determined by the various operators of Domino's stores and, accordingly, may vary throughout the Domino's store system.

         Domino's has developed a store format and operating system, which includes a recognized design, decor and color scheme for store buildings; kitchen equipment and layout; service format; quality and uniformity of products and services offered; procedures for inventory and management control; and a delivery system. Domino's stores may incorporate varying floor plans and configurations and may be located in a specially constructed freestanding building or in existing buildings.

         IFFC's initial Domino's stores are in existing buildings and range from 1,000 square feet to 2,500 square feet, depending upon whether only delivery and pick-up services are offered or counter service with limited seating for customers is also available. In the future, IFFC intends to focus its efforts on the development of traditional Domino's stores which provide primarily delivery and pick-up services and Domino's stores developed by IFFC should range in size from 900 to 1200 square feet. IFFC estimates that once the space has been leased and made available to IFFC, approximately 30 to 90 days are required to renovate, equip, furnish and obtain necessary licenses and approvals to open a Domino's store. IFFC estimates the cost of opening a Domino's store to be between $125,000 and $200,000, including leasehold improvements, furniture, fixtures, equipment, the initial franchise fee and opening inventories (but excluding the cost of land). Such estimates may vary depending on the size and condition of a proposed Domino's store and the extent of leasehold improvements required.

         Domino's Store Development. To date, IFFC has concentrated its efforts on the development of Domino's stores in Warsaw, Poland, however, it intends to focus most of its future Domino's store development efforts on other Polish cities. All sites are subject to the approval of Domino's. IFFC considers a Domino's store location to be critical to its prospects and devotes significant efforts to the investigation and evaluation of potential leases and sites. IFFC believes that the Domino's store concept may be successful in a wide variety of areas within a city. Accordingly, the site selection process involves an evaluation of a variety of factors, including demographics (such as population density); specific site characteristics (such as visibility, accessibility and traffic volume); proximity to activity centers (such as office or retail shopping districts and apartment, hotel and office complexes); potential competition in the area; construction or renovation costs; and lease terms and conditions. Because traditional Domino's stores provide delivery and pick-up services only, IFFC has sought and seeks to place Domino's stores in metropolitan areas with adequate levels of telephone ownership. Company personnel inspect and approve a proposed site for each Domino's store prior to the execution of a standard franchise agreement and store lease.

         Advertising and Promotion. The Domino's standard franchise agreement provides that each franchisee will contribute a monthly advertising and promotion fee equal to 4% of its gross sales to a fund self-administered by each Franchisee to be used for advertising, sales promotion and public relations. Each Franchisee is responsible for using the proceeds of the advertising fund to develop and implement advertising and promotional plans, materials and activities on behalf of the Domino's stores in Poland, which plans, materials and activities are subject to Domino's approval. Non-affiliated franchisees will be permitted to conduct their own advertising and promotion subject to IFFC's and Domino's approval. Domino's is required to provide advertising and promotional assistance to IFFC. IFFC believes that many marketing methods that have proven successful for Domino's are adaptable to the Polish market. Most marketing efforts by currently operating Domino's stores in continental Europe have been carried out on a local store basis, through newspaper coupons, flyers and similar media. As the number of IFFC's Domino's stores increases, IFFC believes that the increased advertising funds will provide the financial resources necessary to conduct a fully integrated marketing effort using all advertising media.

         Sources of Supply. IFFC is substantially dependent upon third parties for all of its capital equipment (including furniture, fixtures and equipment), food products, and other supplies. Pursuant to the Domino's Agreement and the standard franchise agreements, all of these supplies must be of a quality and conform to specifications acceptable to Domino's. IFFC currently obtains substantially all of its supplies and food products, including cheese, soft drinks, cold cuts and paper products from Polish sources and maintains approximately a seven to 30 day inventory of food products and supplies for its Domino's stores. IFFC currently obtains its store furniture and fixtures from sources in Poland and obtains its restaurant equipment, flour and tomato sauce primarily from Domino's approved sources in the United States and Europe. IFFC currently has no written, long-term supply agreements. Shipments of food and supplies are delivered directly to the commissary or Domino's stores.

         Store Operations and Personnel. IFFC operates its Domino's stores under uniform standards set forth in Domino's Operating Manuals, including specifications relating to food quality and preparation, design and decor and day-to-day operations. IFFC's operations are similar to those of other Domino's stores. IFFC hires Domino's store managers who are responsible for supervising the day-to-day operations of the Domino's stores, including food preparation, customer relations, store maintenance, cost control and personnel relations. In addition, Domino's store managers are responsible for selecting and training new employees, who undergo on-the-job training. As of December 31, 1998, IFFC employed approximately 344 full-time and 681 part-time employees.

         To date, IFFC believes that it has successfully attracted and trained local managers and other employees. IFFC operates its own Domino's approved training facility in Poland, with assistance from Domino's. IFFC maintains financial, accounting and management controls for its Domino's stores through the use of centralized accounting systems, detailed budgets and computerized management information systems.

         Trademarks. IFFC is authorized to use such trademarks, service marks and such other marks as Domino's may authorize from time to time for use in connection with Domino's stores. Domino's has received trademark approval In Poland for certain marks including the Domino's logo and the words "Domino's Pizza."


                            DOING BUSINESS IN POLAND

         The information presented in this section has been extracted from publicly available documents and is not intended to be a complete description of all information about the Republic of Poland that may be material to the Company.

         Area and Population. Poland is one of the largest countries in Europe with a total land area of approximately 312,000 square kilometers. It shares land borders with Germany, the Czech Republic, Slovakia, Ukraine, Belarus, Lithuania and the Russian Federation. Its population, which was estimated at approximately 39 million (as of December 31, 1998), makes it one of the most populous countries in Europe, with approximately 62% of the population living in urban areas. Poland has an extensive network of roads, railways and canals, and has four major ports on the Baltic sea.

         Government and Political System. Poland is a democratic republic base on the three-party system. The President is elected in general elections. The President nominates the Prime Minister and the remaining Ministers who constitute the executive branch of the government. The Parliament, which is also elected in general elections, consists of a lower house (the Sejm) and an upper house (the Senate). Judicial power is vested in independent courts, which answer to the Supreme Court.

         Economic Overview. Since the fall of the Communist government in 1989, Poland has embarked on a program of economic reforms, based on a transition to a market economy and private ownership. Poland has become the first former centrally planned economy in Central and Eastern Europe to end its recession and return to growth. In 1990, the first post-communist government introduced the "Economic Transformation Program" (also known as the "Balcerowicz Plan" after the first post-communist Minister of Finance). The radical economic reform program was designed to stabilize the economy and promote structural reforms. Key elements included the ending of state subsidies to state enterprises and eliminating administrative controls of most prices. After a significant decline in GDP in real terms, a sharp rise in unemployment and an acceleration in inflation, Poland returned to growth, with positive rates of GDP growth for the years 1992 to 1998.

         Poland today stands out as one of the most successful and open transition economies. The privatization of small and medium-sized companies and a liberal law on establishing new firms marked the rapid development of a private sector now responsible for at least two-thirds of the economic activity. Currently, the Polish economy is generally characterized by lower rates of inflation, prices that are almost completely freed from administrative control, sustained growth, liberalized rules on foreign exchange transactions and a generally rising level of foreign exchange reserves.

         The economic recovery in Poland since 1992 has benefited most sectors of the economy. Unemployment which peaked in 1994 at 16% dropped to 10.4% in 1998. Real wages have grown during the last four years, increasing 4.8% in 1998. Domestic demand has been driven by an increase in investment and private consumption and exports have increased. In addition, Poland also benefits from increasing productivity. A significant portion of the growing domestic demand, however, has been met through imports, resulting in a growing trade deficit.

         The composition of Poland's trade has changed dramatically since the 1980's. In 1998, approximately 89% of total direct investment in Poland came from countries participating in the Organization for Economic Cooperation and Development. The European Economic Union ("EU") accounted for approximately 60% of total trade, with Germany becoming Poland's dominant trading partner, followed by the United States, France and Italy. Although the composition of Poland's exports by category has remained broadly unchanged, there has been a major shift in the quality of exported manufactured goods to meet the expected standard of more competitive western markets.

         Poland's government has run a budget deficit throughout the 1990's, although since 1993 the deficit has remained below the annually set target and was 1.5% of GDP in 1998. In recent years, the financing of the budget deficit has been secured mainly through the issuance of treasury securities on the domestic market with very limited recourse to external sources, and has been characterized by increasingly longer average maturities. Budgetary discipline has been maintained by cuts in areas such as defense, health care and education.

         During the period of reform since 1992, successive governments have supported structural transformation of the economy directed at reforming state-owned enterprises, selling certain state-owned assets, modernizing the banking system and creating a modern capital market. The process of structural reform is ongoing and not all stated government goals have been achieved. In particular, the goal of selling state-owned assets through privatization began slowly and is only partially complete. Current privatizations include the General Insurance Office, Bank Pekao S.A. (the largest bank in Poland), and Polish Telecom, as well as entire sectors, such as sugar (planned conclusion in 2000), steel, arms, crude oil and power generation industries.

         Poland is a member of the International Monetary Fund, the World Bank, the United Nations Organization and the Organization for Economic Cooperation and Development, and is an associate member of the EU. Additionally, in 1999 Poland became a formal member of the North Atlantic Treaty Organization ("NATO").

         Gross Domestic Total. Poland is one of the fastest growing economies in Europe. In 1998, unofficial preliminary estimates indicated that Poland's GDP grew by 4.8% in real terms, following increasing real growth rates based on IMF estimates in 1994, 1995, 1996, 1997 and 1998 of 5.2%, 7.0%. 6.1%, 6.9% and 4.8%,
respectively.

         Inflation. Although inflation has generally declined since prices were liberalized in the beginning of 1990, the rate of inflation in Poland is still high compared to Western Europe or the United States. The annual increase in the consumer price index ("CPI") has been continuously but gradually declining from a rate of almost 250% in 1990 to 8.6% in 1998. This decline has occurred together with increases in real GDP and decreasing unemployment. Similarly, the annual increase in the producer price index ("PPI") decreased from approximately 293% in 1990 to 4.9% in 1998.

         Employment and Wages. Before 1989, unemployment was not officially recognized in Poland and over-employment was evident in many enterprises. By the end of the first quarter of 1994, registered unemployment had reached over 16.0% of the labor force but by the end of that year it had decreased for the first time since 1990 to 16.0% of the labor force. At December 31, 1998, registered unemployment was 10.4% of the labor force.

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

         Polish Currency. As of January 1, 1995, the National Bank of Poland introduced a new denomination of its currency unit which is named a "zloty." New zlotys are equivalent to 10,000 old zlotys. Old zlotys remained legal tender until December 31, 1996, after which date they are exchangeable only at certain banks. The only currency that may be used in Poland is the zloty. The value of the zloty is determined pursuant to a system based on a basket of currencies (whose weights in the basket reflect their relative importance in Poland's foreign trading transactions), as well as all other economic and political factors that effect the value of currencies generally. At December 31, 1998, the exchange rate was 3.494 zlotys per dollar.

         Foreign Direct Investment in Poland. In general, foreign investors are not required to obtain any special permits to invest in Polish companies. A foreign investor may establish a limited liability company (roughly analogous to a closely held corporation in the United States), in which it will hold 100% of the shares; establish a limited liability company, with the equity jointly contributed by it and other foreign and/or Polish parties; or enter business in Poland through acquisition of stock of an existing Polish limited liability company. A foreign investor may also invest in "joint stock companies," which are roughly analogous to publicly held corporations in the United States. Subject to certain restrictions, the Polish foreign investment law generally allows for full repatriation of capital dividends and profits by foreign investors.

         Other than pursuant to provisions of the Polish Commercial Code generally applicable to all limited liability companies, there is no minimum level of investment required of a foreign person investing in a Polish limited liability company. The minimum capital required for establishment of any limited liability company is 4,000 zlotys (approximately $1,145 at December 31, 1998 exchange rates), which must be made in Polish currency obtained from the sale of convertible currency (including United States or West European funds) to a foreign exchange bank, or, to the extent designated in the company's incorporation documents, through in-kind, nonmonetary contributions that are transferred from abroad or purchased with Polish currency obtained from the sale of convertible currency to a foreign exchange bank. To the extent designated in the company's incorporation documents, fixed assets may constitute in-kind, non-monetary contributions to equity.

         Governmental Regulation of Restaurant Operations. Restaurant operations are subject to a number of national and local laws and regulations, primarily related to sanitation. All imported food products are subject to specific sanitary requirements. Restaurants are subject to national regulations relating to health and sanitation standards, generally implemented, administered and enforced at the local level. All properties are subject to local zoning, building code and land-use regulations. In general, necessary approvals and permits for restaurant operations are granted without undue delay.

         Taxation. A limited liability company with foreign investors is subject to the same taxes, and general tax reductions, as domestic Polish companies without foreign participation. A limited liability company is subject to corporate income tax, VAT, which is known in Poland as the "Tax on Goods and Services," and excise tax and, depending on the nature of its business activities, may also be subject to real estate tax, local tax, and stamp duty. The corporate income tax rate is currently 34%. The rate is generally calculated by the extent to which revenues exceed expenses, including operating losses, which may be carried forward for three years. The shareholder of a limited liability company is liable for any income taxes not paid by the company.

         Goods and services, including imported goods and services, are subject to a VAT tax. Certain commodities like liquors and automobiles are subject to excise tax, based on the value of such items. With respect to imports, the value of such items is equal to the customs' value plus any customs' duties. The VAT basic rate is 22%, but in the case of certain products (including food products), it is reduced to 7% or eliminated entirely. Under the VAT system, credit is given for VAT paid against VAT collected.

         Currently, dividends are taxed at the rate of 20%. However, Poland has executed a bilateral tax agreement with the United States, pursuant to which the tax on dividends of corporations in which at least 10% of the voting stock is held by a United States corporation may not exceed 5%. Thus, though current regulations would otherwise provide for a 20% tax on dividends, taxes on dividends paid by a limited liability company which is a subsidiary of IFFC will be at the rate of 5%.

         Customs Duties and Import Restrictions. IFFC's operations may be subject to various levels of customs duties on certain types of items imported into Poland. Customs duties and other similar fees, however, are not levied on non-monetary, in-kind contributions to capital, provided that such contributions constitute "fixed assets" and are not disposed of during the three-year period following customs clearance. Although IFFC has contributed as capital substantially all of its subsidiaries' furniture, fixtures and equipment, there can be no assurance that such equipment will ultimately qualify as "fixed assets" for purposes of this exclusion.

Item 2.       Description of Property.

         Offices of IFFC. IFFC maintains its executive offices in approximately 2,500 square feet of leased office space at 1000 Lincoln Road, Suite 200, Miami Beach, Florida 33139. Annual lease payments under the lease are approximately $38,000. IFFC currently subleases approximately 1,400 square feet for an annual fee of $30,700. IFFC has exercised its third of three two-year renewal options under the lease, which expires in December 2000.

         In April 1998, IFFP executed a lease for approximately 4,680 square feet of space located at 16 Jagiellonska St., Warsaw, Poland. The annual rental payment is approximately $110,000, including common area charges. The agreement is for a five-year term and IFFC has the right of first refusal in leasing the premises for subsequent annual periods, provided that the lessor is notified of IFFC's intention to continue leasing the premises no later than six months before the expiration of the initial term. IFFC relocated to such offices in July 1998.

         Management believes that all of IFFC's properties are adequately covered by insurance. IFFC has not incurred nor does it anticipate incurring any material costs or expenses associated with compliance with the environmental laws of the United States or Poland.

         Burger King Stores. The following table sets forth, as of March 22, 1999, the location, opening date, lease or sublease expiration date (including all renewal options), square meters and minimum annual lease payments (in U.S. dollars) for each of IFFC's Burger King restaurants:


                                                          Lease                 Square            Minimum Annual
      Location                Opening Date           Expiration Date           Meters(3)          Lease Payments
      --------                ------------           ---------------           ---------          --------------
Warsaw, Poland             December 1992            January 2004                   522                $28,942
Warsaw, Poland             April 1993               (1)                            720                $43,352
Warsaw, Poland             May 1993                 (1)                            851                $41,300
Warsaw, Poland             July 1993                January 2009                   476                $26,151
Lublin, Poland             March 1994               January 2014                   824                $54,000
Warsaw, Poland             March 1994               January 2009                   276                $86,000
Kielce, Poland             May 1994                 May 2013                       390                $21,000
Katowice, Poland           October 1994             November 2003                  550               $103,200
Mikolow, Poland            July 1998                November 2017                  600                $12,000
Torun, Poland              August 1998              January 2018                 1,135                $30,000
Plonsk, Poland             September 1998           April 2018                   3,610                $30,000
Pabianice, Poland          November 1998            June 2018                      560                $36,000
Raciborz, Poland           November 1998            July 2018                      360                $36,000
Olsztyn, Poland            November 1998            July 2018                      800                $36,000
Gorzow, Poland             November 1998            October 2018                   850                $36,000
Wroclaw, Poland            December 1998            September 2018               2,200                $30,000
Szczecin, Poland           January 1999             November 2018                1,650                $36,000
Walbrzych, Poland          January 1999             December 2018                1,600                $36,000
Opole, Poland              February 1999            September 2018               1,600                $30,000
Czestochowa, Poland        February 1999            November 2018                1,180                $36,000
Czechowice, Poland         March 1999               November 2038                3,733                $21,000
Krakow, Poland             April 1999(2)            August 2018                  1,500                $36,000
Tychy, Poland              April 1999(2)            January 2018                 2,078                $30,000
Warsaw, Poland             April 1999(2)            October 2018                 1,250                $36,000
Warsaw, Poland             April 1999(2)            November 2018                1,360                $30,000
Warsaw, Poland             July 1999(2)             January 2018                 2,078                $30,000


-----------------------
(1) Indicates lease is for an unlimited period of time, but may be terminated upon three months notice by the lessor, subject to certain conditions.
(2)      Expected opening date.
(3)      Includes basement, second floor and land area.

         Domino's Stores. The following table sets forth, as of March 22, 1999, the name, location, opening date, lease or sublease expiration date (including all renewal options), square meters and minimum annual lease payments (in U.S. dollars) for each of IFFC's Domino's Stores:


                                                         Lease                       Square             Minimum Annual
       Location               Opening Date           Expiration Date                 Meters             Lease Payments
       --------               -----------            ---------------                 ------             --------------
Warsaw, Poland               March 1994               January 2009                   480                    $86,000
Warsaw, Poland               May 1994                 (1)                            130                     $8,290
Warsaw, Poland               August 1994              March 2004(2)(3)               482                    $35,000
Warsaw, Poland               July 1997                (1)                            100                     $6,250
Warsaw, Poland               December 1997            (1)                             97                    $13,400
Warsaw, Poland               March 1998               (1)(4)                         190                    $10,760
Warsaw, Poland               March 1998               January 2008                    93                    $14,400
Warsaw, Poland               April 1998               February 2008                  100                    $15,025
Warsaw, Poland               June 1998                (1)                            137                     $9,883
Warsaw, Poland               July 1998                (1)                             83                     $6,247
Lublin, Poland               December 1998            September 2008                 125                    $15,420
Lomianki, Poland             December 1998            October 2008                   116                     $9,600
Lodz, Poland                 December 1998            October 2008                   211                     $6,840
Warsaw, Poland               January 1999             June 2007                      120                    $12,000
Legionowo, Poland            January 1999             October 2008                   120                    $10,800
Piaseczno, Poland            May 1999(5)              October 2008                    92                     $7,800


--------------------
(1) Indicates lease is for an unlimited period of time, but may be terminated upon three months notice by the lessor, subject to certain conditions and payments to lessee.
(2)      Includes corporate office space.
(3)      Includes commissary.
(4)      Includes training facility.
(5)      Expected opening date.

Item 3. Legal Proceedings.

Polish Fiscal Authority Disputes

         As of July 1995, IFFP may have become subject to penalties for failure to comply with an amended tax law requiring the use of cash registers with certain calculating and recording capabilities and which are approved for use by the Polish Fiscal Authorities. As a penalty for noncompliance, Polish tax authorities may disallow certain value added tax deductions for July and August 1995. Additionally, penalties and interest may be imposed on these disallowed deductions. IFFP believes that its potential exposure is approximately $560,000, which amount was accrued for in its 1998 consolidated financial statements. IFFP has requested a final determination by the Polish Minister of Finance. IFFC is unable to predict the timing and nature of the Minister's ruling. Although IFFP's NCR Cash Register System was a modern system, it could not be modified. IFFP has replaced the system with a new Siemen's system which complies with Polish regulations.

Other Litigation

         The Company is a party to the following legal proceeding: Elpoint Company, LLC and Gennady Yakovlev, vs. Mitchell Rubinson, Marilyn Rubinson, Edda Rubinson, Nigel Norton, James F. Martin, Leon Blumenthal, C. Lawrence Rutstein, Shulman & Associates, Inc., Manny Schulman, Franklyn Weichselbaum, James Miranti, International Fast Food Corporation, Domino's Pizza International, Inc., Regenesis Holdings Corporation, United States District Court, Northern District of California (Case No. 99-1107 CRB). On March 10, 1999, certain shareholders of Regenesis Holdings Corporation (f/k/a QPQ Corporation) ("Regenesis") filed a complaint against IFFC and certain of its senior management and principal shareholders, including Mitchell Rubinson, IFFC's Chairman of the Board and Chief Executive Officer, and James Martin, IFFC's Vice President and Chief Financial Officer. Regenesis formerly held the right to develop Domino's Pizza stores in Poland. Certain former officers and principal stockholders of Regenesis are officers and principal shareholders of IFFC. The complaint alleges, among other things, that the defendants fraudulently transferred the Domino's development rights to IFFC, thereby causing Regenesis to lose value. Additionally, the complaint alleges that IFFC engaged in the misappropriation of corporate opportunities of QPQ Corporation. The plaintiffs are seeking unspecified monetary damages, including treble and punitive damages, and reasonable costs and attorney's fees. Because this matter is in its preliminary stages, management is unable to determine what effect it will have upon IFFC's financial condition, results of operation or liquidity; however, management believes that the claims are without merit.

         The Company is not a party to any other litigation or governmental proceedings that management believes would result in any judgments or fines that would have a material adverse effect on the Company.

Item 4.       Submission of Matters to a Vote of Security-Holders.

         None.

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters.

         Market Information. The common stock is listed on the NASD OTC Bulletin Board under the symbol "IFFC." The following table sets forth, for the period since January 1, 1997, the high and low closing bid quotations for the common stock as reported by the NASD OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                            High        Low
         1997                                               ----        ----
         ----
         First Quarter...............................       $.57        $.15
         Second Quarter..............................       $.42        $.27
         Third Quarter...............................       $.55        $.37
         Fourth Quarter..............................       $.91        $.40

         1998
         ----
         First Quarter...............................       $.55        $.31
         Second Quarter..............................       $.85        $.43
         Third Quarter...............................       $.90        $.70
         Fourth Quarter..............................       $1.03       $.72

         Holders. As of March 22, 1999, there were 85 record holders of IFFC's common stock. Management believes that there are over 600 beneficial holders of IFFC's common stock.

         Dividends. IFFC has not paid any cash dividends on its Common Stock and does not currently intend to declare or pay cash dividends in the foreseeable future. IFFC intends to retain any earnings that may be generated to provide funds for the operation and expansion of its business.

         Florida law provides that no distribution may be made to shareholders if, after giving effect to such distribution, (a) the corporation would be unable to pay its debts as they become due in the usual course of business, or
(b) the corporation's total assets would be less than the sum of its total liabilities plus, unless the articles of incorporation provide otherwise, the amount that would be needed in a dissolution to satisfy the preferential rights of shareholders whose preferential rights are senior to those receiving the distribution. The Board of Directors is empowered to base its evaluation of whether a distribution is permitted under the statute either on (a) financial statements that are prepared on a basis of accounting principles and practices that are reasonable under the circumstances or (b) fair valuation or other method that is reasonable in the circumstances. Accordingly, the payment of dividends on the common stock will be subject to the statutory insolvency test. In addition, IFFC has in the past failed to pay the dividends on its outstanding preferred stock. A condition of the payment of dividends on the common stock is the payment of the dividends, in arrears, owing to the holders of the preferred stock. There is no assurance that IFFC will be able to pay any future dividends on either its preferred stock or common stock.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Special Note Regarding Forward Looking Statements

         Information contained in this Annual Report on Form 10-K contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "could," "intends," "estimates," "projected," "contemplated" or "anticipates" or the negative thereof or other variations thereon or comparable terminology. No assurances can be given that the future results covered by the forward-looking statements will be achieved. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond IFFC's control. The following factors and other factors described elsewhere in this annual report could cause actual experience to vary materially from the future results covered in such forward-looking statements. Other factors, such as the general state of the economy, could also cause actual experience to vary materially from the matters covered in such forward-looking statements.

         o the future growth of our business and our ability to comply with the BKC Agreement and Domino's Agreement;

         o our ability to improve levels of profitability; the sufficiency of cash flow provided by our operations, investing and financing activities;

         o changes in our financial condition, and the economic, business and political conditions in Poland;

         o the demand for our products and the ability of our third-party suppliers to meet our quantity and quality requirements;

         o the ability to consummate joint ventures or other strategic associations with third parties or lessors;

         o the ability to obtain suitable restaurant sites;

         o changes in the level of operating expenses and revenues;

         o changes in the present and future level of competition; and

         o our future liquidity and capital resource needs.

General

         IFFC currently operates 21 Burger King restaurants and 15 Domino's Pizza stores. IFFC has incurred losses and anticipates that it will continue to incur losses until, at the earliest, it establishes a number of restaurants and stores generating sufficient revenues to offset its operating costs and the costs of its proposed continuing expansion. There can be no assurance that IFFC will ever achieve profitability or be able to successfully establish a sufficient number of restaurants to achieve profitability.

         In July 1997, the Company purchased KP and PKP which currently own the exclusive master franchise rights and commissary rights, and the individual store franchises, respectively, for Domino's pizza stores in Poland. The acquisition was accounted for under the purchase method of accounting, and the net assets acquired are included in the Company's consolidated balance sheet based upon their estimated fair values at the date of acquisition. Results of operations of KP are included in the Company's consolidated statement of operations subsequent to the date of acquisition. The excess of the net assets acquired over the purchase price is accounted for as a reduction of furniture, equipment and leasehold improvements.

         On September 4, 1998, the Company purchased the remaining 15% of the outstanding capital stock of IFFP from the minority shareholder in exchange for $1.5 million in cash, plus expenses associated with the purchase.

Year-Ended December 31, 1998 vs. Year-Ended December 31, 1997

         Results of Operations. Results of operations for the year ended December 31, 1997 include the results of KP and PKP, which were acquired in July 1997 in a transaction accounted for as a purchase. During the period from their acquisition in July through December 31, 1997, KP and PKP generated $612,757 of store sales from their four Domino's pizza stores and incurred food and packaging costs of $220,328, payroll and related costs of $155,135, occupancy and other operating expenses of $259,150 and depreciation and amortization of $107,171. As a percentage of sales, food and packaging costs were 36.0%, payroll and related costs were 25.3%, occupancy and other operating expenses were 42.3% and depreciation and amortization were 17.5%.

         For the years ended December 31, 1998 and December 31, 1997, IFFC generated sales of $8,489,151 and $6,083,011, respectively, which includes sales of $6,384,691 and $5,470,254 for the Burger King restaurants and sales of $2,104,460 and $612,757 for the Domino's Pizza stores in 1998 and 1997, respectively. Excluding miscellaneous revenue, Burger King restaurant sales increased by 17.4% in U.S. dollar terms and 25.2% in Polish zloty terms for the year ended December 31, 1998 as compared to the year ended December 31, 1997. The increase is primarily attributable to new restaurants opened in 1998. The Domino's store sales increased by 243% in U.S. dollar terms and 266% in Polish zloty terms for the year ended December 31, 1998 as compared to 1997. This increase is primarily attributable to the Company's full year of reporting for Domino's in 1998 coupled with new stores opening.

         During the year ended December 31, 1998, IFFC incurred food and packaging costs of $3,347,477, payroll and related costs of $1,608,283, occupancy and other operating expenses of $2,963,262 and depreciation and amortization expenses of $1,508,520.

         Food and packaging costs applicable to Burger King restaurants for the years ended December 31, 1998 and 1997 were 41.3% and 41.9% of restaurant sales (exclusive of miscellaneous revenue), respectively. The 0.6% decrease is primarily attributable to improved product sourcing. Food and packaging costs applicable to Domino's stores for the years ended December 31, 1998 and 1997 were 35.1% and 36.0% of store sales (exclusive of miscellaneous revenue). The 0.9% decrease was primarily attributable to greater purchasing power due to increased stores in 1998.

         Payroll and related costs applicable to Burger King restaurants for the years ended December 31, 1998 and 1997 were 17.9% and 16.9% of restaurant sales (exclusive of miscellaneous revenue), respectively. The 1.0% increase was primarily as a result of higher payroll in new restaurants during initial openings of each. Payroll and related costs applicable to Domino's stores for the 1998 and 1997 fiscal years were 22.8% and 25.3% of store sales (exclusive of miscellaneous revenue). The 2.5% decrease was primarily attributable to more efficient staffing resulting from the implementation of a new store labor matrix system.

         Occupancy and other operating expenses applicable to Burger King restaurants for the years ended December 31, 1998 and 1997 were 31.9% and 29.2% of restaurant sales (exclusive of miscellaneous revenue), respectively. The 2.7% increase as a percentage of restaurant sales is primarily attributable to an increase in advertising expense, utilities and repairs and maintenance. Occupancy and other operating expenses applicable to Domino's stores for the 1998 and 1997 fiscal years were 45.1% and 42.3% of store sales (exclusive of miscellaneous revenue). The 2.8% increase was primarily attributable to increased advertising expenditures.

         Depreciation and amortization expense applicable to Burger King restaurants as a percentage of restaurant sales (exclusive of miscellaneous revenue) was 17.5% and 14.5% in the years ended December 31, 1998 and 1997, respectively. The 3% increase as a percentage of restaurant sales is primarily attributable to the amortization of pre-opening costs. Depreciation and amortization expense applicable to Domino's stores as a percentage of store sales was 19.3% and 17.5% for the 1998 and 1997 fiscal years (exclusive of miscellaneous revenue), respectively. The 1.8% increase was primarily due to amortization of pre-opening costs.

         General and administrative expenses for the years ended December 31, 1998 and 1997 (which include $297,223 and $96,384 applicable to KP and PKP) were 39.2% and 32.3% of sales, respectively. The 6.9% increase as a percentage of sales is primarily attributable to increased office rent, salaries and benefits, increase in the provision for disputes with Polish Fiscal Authorities (see "Item
3. Legal Proceedings - Polish Fiscal Authority Disputes"), and costs associated with a planned private placement of the Company's securities. Excluding the general and administrative expenses applicable to KP and PKP, general and administrative expenses applicable to Burger King restaurants was 22.1% for the years ended December 31, 1998 and 1997. For the year ended December 31, 1998, general and administrative expenses include executive and office staff salaries and benefits ("Salary Expense") of $1,149,363; legal and professional fees, office rent, travel, telephone and other corporate expenses ("Corporate Overhead Expense") of $1,980,599, and depreciation and amortization of $197,035. For the year ended December 31, 1997, general and administrative expense included Salary Expenses of $612,225; Corporate Overhead Expenses of $1,250,151, and depreciation and amortization of $100,857.

         For the year ended December 31, 1998, IFFC generated a net loss of $5,872,136 or $.14 per share of IFFC's Common Stock compared to a net loss of $1,252,850, or $.05 per share of IFFC's Common Stock for the year ended December 31, 1997. During the year ended December 31, 1997, IFFC recognized a non-recurring gain of $1,327,070 or $.05 per share of IFFC's Common Stock in connection with the settlement of the BKC litigation with BKC (the "BKC Litigation").

         IFFC anticipates that it will continue to incur certain expenses in connection with its disputes with the Polish Fiscal Authorities. See "Item 3. Legal Proceedings - Polish Fiscal Authority Disputes" for a description of such matters.

         Interest and other income consisted of the following for the year ended December 31:

                                                   1998             1997
                                                   ----             ----
 Interest income.............................    $822,029        $263,714
 Management fee..............................           -          18,190
 Forgiveness of indebtedness.................           -         329,465
 All other, net..............................       3,156        (134,316)
                                                 --------        ---------
                                                 $825,185        $477,053
                                                 ========        =========

         All other, net includes various non-recurring charges and credits not specifically related to operating activity.

Interest expense consisted of the following for the year ended December 31:



                                                                             1998            1997
                                                                             ----            -----
Interest Expense on Subordinated Convertible  Debentures...........        $  258,375       $248,040
Interest Expense on Note Payable to Litigation Funding.............                --         73,767
Interest Expense on 8% Convertible Promissory Notes................                --         16,178
Amortization of Debt Issuance Costs................................            93,034         74,304
Accretion of Discount on 11% Convertible Senior Subordinated
     Discount Notes................................................         2,290,522        354,588
Interest Expense on Bank Facilities................................           173,041        178,721
Less:  Capitalized Interest........................................          (142,658)            --
                                                                           ----------       --------
          Total....................................................        $2,672,314       $945,598
                                                                           ==========       ========

         IFFC's interest expense on bank facilities was $173,041 and $178,721 for the years ended December 31, 1998 and 1997, respectively. The $5,680 decrease is attributable to lower average outstanding borrowings under bank credit facilities during the current year.

         Liquidity and Capital Resources. To date, IFFC's business operations have been principally financed by proceeds from public offerings of IFFC's equity and debt securities, private offerings of equity and debt securities, proceeds from various bank credit facilities, proceeds from the sale of certain equity securities, the settlement of the BKC litigation, and proceeds from the private sale of the 11% Convertible Senior Subordinated Discount Notes.

         Net cash used in operating activities increased from $676,767 to $1,192,863 for the years ended December 31, 1997 and 1998, respectively. The increase is primarily attributable to increased losses from operations in 1998 which were partially offset by increased levels of accounts payable and accrued expenses.

         Net cash flows used in investing activities increased from $1,105,779 to $14,835,750 for the years ended December 31, 1997 and 1998, respectively. The increase is primarily attributable to $12,875,611 of payments made for furniture, equipment, buildings, and leasehold improvements and the acquisition of the minority interest in IFFP in 1998 versus minimal activity in 1997.

         Net cash flows provided by financing activities decreased from $20,256,448 to $1,394,172 for the years ended December 31, 1997 and 1998, respectively. The decrease is primarily attributable to the net proceeds received from the issuance of the 11% convertible senior subordinated discount notes and from the settlement of litigation in 1997 with no corresponding amounts received in 1998.

         As described in Note 14, the Company has significant commitments to develop restaurants in accordance with the BKC Agreement and the Domino's Agreement. The Company has sustained losses from operations since its incorporation in December 1991. For the years ended December 31, 1998 and 1997, the Company reported net losses of $5,872,136 and $1,252,850, respectively. At December 31, 1998 the Company had an accumulated deficit of $21,449,239 and a shareholders' deficit of $3,111,645. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Management believes that cash flows from currently existing stores and additional stores to be opened in 1999, when combined with existing financial resources and drawings on the Company's $5,000,000 line of credit secured by BKC (see Note 6), will be sufficient to fund operations and development costs through at least January 1, 2000. However, no assurance can be given that management's plans will be achieved. Further, no assurance can be given that the cash flows from existing and new stores will be sufficient to fund operations through January 2000. Management is seeking to obtain additional equity financing to fund future development. No assurance can be given that such financing will be obtained or that it can be obtained on favorable terms.

         BKC Agreement and Domino's Agreement - IFFC's material commitments for capital expenditures in its restaurant and store business relate to the provisions of the BKC Agreement and the Domino's Agreement. See "Business - BKC Agreement and Standard Franchise Agreements" and "Domino's Agreement and Standard Franchise Agreements" for additional information regarding these agreements.

         Convertible Notes - In November 1997, the Company sold $27,536,000 of its 11% Convertible Senior Subordinated Discount Notes Due October 31, 2007 (the "Notes") in a private offering. Interest is payable semi-annually, in cash, on April 30 and October 31 of each year, commencing April 30, 2001. The Notes are comprised as follows at December 31:


                                                                           1998                1997
                                                                           ----                ----
Face amount of notes at maturity................................        $27,536,000        $27,536,000
Unamortized discount to be accreted as interest expense
  and added to the original principal balance of the
  notes over a period of three years............................         (4,890,798)        (7,181,320)
                                                                        ------------       ------------
Carrying value..................................................        $22,645,202        $20,354,680
                                                                        ============       ============



         The Company received net proceeds of $17,662,174 after reduction of the face of the notes for unamortized discount of $7,535,908 and placement costs in the amount of $2,337,918. In addition to the placement costs incurred, the Company also issued to the placement agent 500,000 shares of Common Stock which were valued at $150,000.

         The Notes are redeemable at the option of the Company, in whole or in part, at any time or from time to time on and after October 31, 2002; initially at 105.5% of their Accreted Value (as such term is defined in the Note Indenture) on the date of redemption, plus accrued interest, declining ratably to 100% of their principal amount, plus accrued interest, on and after October 31, 2006. The Notes are convertible, at the option of the holder, into Common Stock at any time after November 5, 1998. As of December 31, 1998, none of the Notes had been converted into Common Stock. The number of shares of Common Stock issuable upon conversion of the Notes is equal to the accreted value of the Notes being converted, on the date of conversion, divided by $.70 (the "Conversion Ratio"), subject to adjustment in certain events. Accordingly, the number of shares of Common Stock issuable upon conversion of the Notes will increase as the Accreted Value of the Notes increases. In addition, (a) if the closing sale price (the "closing price") of the Common Stock on the Nasdaq National Market or other securities exchange or system on which the Common Stock is the traded or (b) if not so traded, then the best bid offered price on the NASD OTC Bulletin Board (the "NASD BB") on the days when transactions in the Common Stock are not effected, or on such days as transactions are effected on the NASD BB, the highest price at which a trade was executed, during any period described below has exceeded the price for such period for at least 20 consecutive trading days (the "Market Criteria Period"), and a registration statement with respect to the resale of Common Stock to be issued upon conversion of the Notes is effective, all of the Notes will be automatically converted into Common Stock at the close of business on the last day of the Market Criteria Period; provided, however, that if the Market Criteria is satisfied during the third year after the closing date of the offering, the conversion will occur only if the Closing Price or OTC Price, as applicable, of the Common Stock is at least $2.80 on such date :

        12 Months Beginning                            Closing Sale Price
        -------------------                            ------------------
        October 31, 1999............................          $2.80
        October 31, 2000............................          $3.25

         The Note Indenture contains certain customary covenants and the Noteholders were granted registration rights. Additionally, in the event of a change of control, as defined in the Notes Indenture of IFFC, the holders of the Notes will have the right to require the Company to purchase the Notes at a purchase price of 101% of their accreted value on the date of such purchase, plus accrued interest.

         Dispute with Polish Fiscal Authorities - IFFC anticipates that it will continue to incur certain expenses in connection with its disputes with the Polish Fiscal Authorities. See "Item 3. Legal Proceedings Polish Fiscal Authority Disputes" for a description of such matters and IFFC's best estimates of the expenses IFFC anticipates incurring and the timing of such expenses.

         Dividends - The June 15, 1996, December 15, 1996, and June 15, 1997 dividend payments with respect to the Series A 6% Convertible Preferred Stock were not declared or made on their respective due dates. On December 15, 1997, the Company issued 549,865 shares of Common Stock valued at $401,401 in payment of all dividends in arrears as of that date. At December 31, 1998, no dividends were in arrears.

         Equity Offerings. In January 1997, Mr. Rubinson and his wife, Marilyn Rubinson, Jaime Rubinson and Kim Rubinson, purchased $100,000, $300,000, $50,000 and $50,000 aggregate principal amount of convertible promissory notes, respectively. The notes bore interest at 8% per annum and were to mature on January 13, 1999. The notes were converted into shares of the Company's Common Stock at $.10 per share. The proceeds from the sale of the notes were used to fund the cost and expenses in connection with the Company's litigation against BKC and general working capital. In June, 1997 the $500,000 principal amount of the convertible promissory notes was converted into 5,000,000 shares of Common Stock.

         On March 14, 1997, IFFC issued a promissory note in the original principal amount of $2,198,494 to Litigation Funding, Inc. ("Funding") as partial payment of amounts due to Funding in connection with the settlement of the BKC Litigation.

         On July 14, 1997, IFFC and a subsidiary thereof entered into a Merger Agreement with Funding and Mitchell and Edda Rubinson, the sole shareholders of Funding. Under the terms of the Agreement, Funding was merged with and into the subsidiary. The 25,909,211 shares of common stock of the Company received by the Funding shareholders was determined by dividing the $3,021,014 value assigned to Funding by the book value per share ($.1166) of the Company's common stock as of June 30, 1997, before reduction for the liquidation preference applicable to the outstanding shares of Preferred Stock.

         The value assigned to Funding represents (i) the $2,198,494 plus accrued interest owed to Funding by the Company pursuant to a promissory note and (ii) $750,000 which represents 75% of the value attributable to the BKC Development Agreement. Funding was entitled to receive 75% of the litigation proceeds, as defined, under its prior agreements with the Company.

         Polish Bank Accounts - As of December 31, 1998 and March 22, 1999, the Company had approximately $1,842,966 and $213,307, respectively, in Polish bank accounts with substantially all of such funds held as U.S. dollar denominated deposits. Substantially all of the Company's remaining cash including the net proceeds of the private placement is held in U.S. dollar accounts in U.S. Banks.

         Credit Facilities - IFFC has also financed its operations through the use of credit facilities.

         In January 1993, IFFP entered into a revolving credit facility with American Bank of Poland S.A. ("AmerBank") totaling 300,000 zlotys (approximately $85,861 at December 31, 1998 exchange rates). Borrowings under the AmerBank credit facility were secured by a guarantee of IFFC and bore interest at a monthly adjusted variable rate approximately equal to AmerBank's prime rate. In April 1996, the credit available was decreased to 200,000 zlotys (approximately $57,241 at December 31, 1998 exchange rates) and in March 1997, the credit facility was further decreased to 100,000 zlotys (approximately $28,620 at December 31, 1998 exchange rates). The credit facility is due on April 1, 1999. On December 31, 1998 and March 22, 1999, the facility had an outstanding balance of $386 and $0, respectively.

         In February 1994, IFFC entered into a new $1,000,000 credit facility with AmerBank. The credit facility was structured as a revolving credit facility through May 31, 1994. Interest accrued on the outstanding balance at a rate of 12% per annum and was due and payable quarterly. In July 1994, the outstanding balance under the credit facility became due and payable at a rate of $90,000 plus interest every three months with any principal outstanding as of April 30, 1996 immediately due and payable. In November 1996, AmerBank agreed to amend the credit facility so that the outstanding principal balance becomes due and payable at a rate of $100,000 on March 31, 1997, $100,000 on June 30, 1997 and $110,000 on September 30, 1997 plus interest every three months. The balance of the credit facility was paid in full on September 30, 1997.

         In May 1994, IFFP, entered into a credit facility with Bank Handlowy Warszawie, S.A. ("Bank Handlowy") in the principal amount of $10,000,000. Borrowings under the Bank Handlowy credit facility were secured by: (i) amounts on deposit with Bank Handlowy; (ii) an unconditional guarantee of IFFC; (iii) the fixed assets of IFFP; and (iv) a letter of credit. Borrowings under the Bank Handlowy credit facility were required be repaid in fourteen equal semi-annual installments with the first installment due on November 30, 1997. Interest accrued on the amount outstanding under the credit facility at the London Interbank Offered Rate (LIBOR) for nine month deposits plus 3.875% per annum. In December 1995, the principal amount of the credit facility was reduced to $1,000,000 and borrowings under the credit facility were required to be repaid in December 1996. The maturity date and payment terms of the facility were further amended and principal payments of $100,000 and $50,000 were made in December 1996 and January 1997, respectively. The balance of the credit facility was paid in full in September 1997.

         In September 1996, PKP entered into a revolving credit facility with AmerBank totaling 100,000 zlotys (approximately $28,620 at December 31, 1998 exchange rates). The note is secured by the guarantee of IFFC. The credit facility is due on June 1, 1999. The balance on this note as of December 31, 1998 was $25,288 and was $0 as of March 22, 1999.

         In February 1996, IFFP entered into a $300,000 line of credit with AmerBank. Pursuant to the line of credit, IFFC could make draws on the line of credit until June 30, 1996. IFFP was required to make interest payments on the outstanding principal amount of the credit facility at AmerBank's prime rate. IFFP was also obligated to pay AmerBank a 1% per annum commission on the daily average unutilized principal balance of the credit facility. Interest and commission expenses were payable monthly. The outstanding principal balance of the loan was payable in three quarterly installments of $100,000 commencing on March 31, 1998. The credit facility was secured by: (i) a promissory note of IFFP and (ii) a guarantee of IFFC. The balance of the credit facility was paid in full on September 9, 1997.

         In May 1997, IFFC entered into a $999,000 credit facility with Totalbank which is collateralized by $999,000 of certificates of deposit. The credit facility bears interest at 6.5% per annum and was originally scheduled to mature in August 1998. The credit facility was renewed for six months under the same terms. The outstanding balance of the facility as of December 31, 1998 and March 22, 1999 was $982,586 and $999,000, respectively.

         In August 1997, the Company executed a credit agreement with AmerBank in the amount of $950,000. The purpose of this facility was to consolidate existing debt owed to AmerBank totaling $300,000 with existing debt owed to Bank Handlowy of $650,000. Pursuant to the terms of the new loan, interest is payable monthly at the prevailing one month LIBOR rate plus 2.75%. Commencing in March 1998, the loan is to be repaid in monthly installments of $32,000 for 29 months with a balloon payment of $22,000 due on August 12, 2000. The loan is secured by all existing restaurant assets and the guarantee of IFFC. The balance of this credit facility as of December 31, 1998 was $630,000 and as of March 22, 1999 was $566,000.

         On April 2, 1998, PKP entered into a $300,000 development loan with AmerBank for the development of its Domino's stores. Borrowings under this credit facility may be made until December 26, 1998 and are secured by: (a) fixed assets of each new restaurant financed; and (b) a guarantee of IFFC. The loan is required to be repaid in ten equal quarterly installments of $30,000 starting on December 26, 1998 with a final payment due at maturity (March 26,
2001). Interest is paid monthly at the prevailing one month LIBOR rate plus 3 1/8%. This rate approximates 8.75% as of August 12, 1998. According to the terms of the agreement, the proceeds of the loan could be used to finance up to 50% of the costs of furnishing and commencing operation of Domino's stores operated by PKP. As of December 31, 1998 and March 22, 1999, approximately $266,362 was outstanding on the facility.

         On June 19, 1998, IFFP entered into a development loan in the principal amount of $1.3 million with AmerBank. The purpose of this loan is to provide partial credit for the development of new Burger King restaurants. Borrowings under this credit facility are to be made until June 18, 2000 and are secured by: (a) fixed assets of each new restaurant financed; and (b) a guarantee of IFFC. The loan is scheduled to be repaid in thirty-five equal installments of $36,111, starting in June 2000, with a final payment of $36,115 due at maturity, which is May 18, 2003. Interest is to be paid monthly at the prevailing one month LIBOR rate plus 2.5%. According to the terms of the agreement, the proceeds of the loan are to be used to finance up to fifty percent (50%) of the costs of furnishing and commencing operation of Burger King restaurants operated by IFFP. On October 1, 1998, the Company executed an amendment to this facility with AmerBank. The amendment increased the borrowing limit to $1.5 million. The scheduled loan payments are as follows: thirty-five equal installments of $41,666 starting in June 2000 with a final payment of $41,690 due at maturity of May 18, 2003. As of December 31, 1998 and March 22, 1999, $1,500,000 was
outstanding on this credit facility.

         On February 24, 1999, IFFP entered into a credit agreement (the "Credit Agreement") with Citibank (Poland) S.A. pursuant to which Citibank granted IFFP a loan in the amount of $5,000,000 (the "Loan"). The purpose of the loan is to finance the construction of nine Burger King restaurants. The loan is priced at 0.8% above LIBOR and matures on January 15, 2000. As of March 22, 1999, $1,734,953 was outstanding on this credit facility. In order for IFFP to enter into the Credit Agreement, holders of the outstanding Notes were required to waive certain provisions of the Note Indenture. As compensation for such waiver, the Noteholders were issued an aggregate of 204,585 shares of Common Stock.

         The Loan is guaranteed by BKC and the Company granted BKC a security interest in the outstanding shares of IFFP. As a condition to the guarantee, BKC required that IFFC, IFFP and Mitchell Rubinson enter into a general release in favor of BKC for any and all matters occurring prior to the date of the guarantee. Additionally, the Company and IFFP entered into a reimbursement agreement (the "Reimbursement Agreement") pursuant to which they agreed to reimburse BKC for any and all amounts paid out by BKC pursuant to the guaranty and all costs and expenses incurred by BKC in connection with the enforcement of its rights under the Reimbursement Agreement. BKC also required that the Company, IFFP and Mitchell Rubinson, the Chairman of the Board and Chief Executive Officer of the Company and a principal shareholder ("Rubinson"), execute a general release of BKC relating to any matters that occurred prior to the execution of the Credit Agreement.

         Additionally, Rubinson entered into a purchase agreement with BKC which provides that if IFFP and the Company default on their obligations under the Reimbursement Agreement and BKC takes possession of the IFFP shares, Rubinson is required to purchase the IFFP shares from BKC for an amount equal to all amounts paid out by BKC pursuant to the guaranty and all costs and expenses incurred by BKC in connection with the enforcement of its rights under the Reimbursement Agreement. Mr. Rubinson received a fee of $150,000 from the Company in connection with the Purchase Agreement.

         IFFP - On December 28, 1995, IFFC increased its equity interest in IFFP from 80% to 85% by purchasing from the minority shareholder 5% (25% of the minority holdings) of the outstanding capital stock of IFFP in exchange for a $500,000 non-interest bearing obligation due in full on December 28, 1996. The obligation was paid in full in June 1997. In September 1998, the Company purchased the remaining 15% of the outstanding capital stock of IFFP from the minority shareholder in exchange for $1.5 million in cash, plus expenses associated with the purchase.

         BKC Litigation - On March 17, 1995, IFFC and IFFP (collectively, the "IFFC Affiliates") filed suit against BKC alleging, among other things, that BKC breached certain of its express and implied obligations under the old BKC development agreement and the eight original franchise agreements (the "Franchise Agreements") and that BKC committed certain acts which constituted fraud and/or deceptive and unfair business practices. In order to secure additional funds to finance the BKC litigation, in January 1996, the IFFC Affiliates entered into an Agreement to Assign Litigation Proceeds (the "Funding Agreement") with Litigation Funding, Inc., a Florida corporation ("Funding"). Mitchell Rubinson, the Chairman of the Board and Chief Executive Officer of IFFC was also the Chairman of the Board, Chief Executive Officer and President and the principal shareholder of Funding. Pursuant to the Funding Agreement, Funding agreed to pay on behalf of the IFFC Affiliates up to $750,001 for all expenses (including attorneys' fees, court costs and other related expenses) actually incurred by or on behalf of the IFFC Affiliates in connection with the BKC litigation. In consideration thereof, IFFC and IFFP each assigned to Funding a portion of any benefits and proceeds that each of them received in connection with the BKC litigation

         In March 1997, BKC, IFFC, IFFP and Rubinson, individually and on behalf of Funding, settled the BKC litigation. In connection with the execution of the settlement agreement, IFFC and BKC entered into the BKC Agreement and eight new franchise agreements. BKC paid to IFFC $5,000,000 (less $21,865 of royalties owed by IFFP to BKC for February 1997) and BKC forgave $499,768 representing all monies owed BKC by IFFP and IFFC through January 31, 1997. Under the terms of the settlement agreement, $2,000,000 of such proceeds was used to satisfy the actual legal fees and costs of IFFC and IFFP incurred in connection with the BKC litigation, including IFFC's and IFFP's obligation under the agreement with Funding. The remaining $3,000,000 was used by IFFC and IFFP for the development of additional BKC restaurants in Poland or working capital for IFFP pursuant to the BKC Development Agreement.

         On July 14, 1997, IFFC and IFFC Acquisition, Inc., a wholly-owned subsidiary of IFFC ("Acquisition Sub") entered into a Merger Agreement with Funding and Mitchell and Edda Rubinson, the sole shareholders of Funding. Under the terms of the agreement, Funding was merged with and into Acquisition Sub. On July 14, 1997, the common stock was trading at approximately $.34 per share. However, due to the lack of an established trading market for the common stock, the disinterested Directors of IFFC did not use the quoted price per share to determine the number of shares to issue in connection with the merger agreement. Instead the June 30, 1997 book value of the Company ($.1166 per share) was used to determine the Company's fair value. As a result, the shareholders of Funding received 25,909,211 shares of common stock of IFFC pursuant to the merger.

         Pursuant to the Funding Agreement, the value assigned to Funding represents (i) the $2,198,494 plus accrued interest owed to Funding by the Company pursuant to a promissory note and (ii) $750,000 which represents 75% of the value attributable to the BKC Agreement which was executed in connection with the Company's settlement of its litigation against BKC.

Impact of Inflation and Currency Fluctuations

         The official currency in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. At December 31, 1998, the exchange rate was 3.494 zlotys per dollar. The accounts of IFFC's Polish subsidiaries are maintained using the Polish zloty.

         IFFC's restaurant and store operations are conducted in Poland. The Polish economy has historically been characterized by high rates of inflation and devaluation of the Polish zloty against the dollar and European currencies. However, in the years ended December 31, 1997 and 1998, the rates of inflation and devaluation improved. For the years ended December 31, 1994, 1995, 1996, 1997 and 1998 the annual inflation rate in Poland was 32%, 21.6%, 19.5%, 13.0% and 8.6% respectively, and as of December 31, 1994, 1995, 1996, 1997 and 1998 the exchange rate was 2.437, 2.468, 2.872, 3.514 and 3.494 zlotys per dollar, respectively. Payment of interest and principal on the 9% Convertible Subordinate Debentures, 11% Convertible Senior Subordinated Discount Notes and payment of franchise fees to BKC and DPI for each restaurant and store opened are in United States currency. Additionally, IFFC is dependent on certain sources of supply which require payment in European or United States currencies. Since IFFC's revenues from operations will be in zlotys, IFFC is subject to the risk of currency fluctuations. IFFC has and intends to maintain substantially all of its unutilized funds in United States or Western European currency denominated securities and/or European Currency Units. There can be no assurance that IFFC will successfully manage its exposure to currency fluctuations or that such fluctuations will not have a material adverse effect on IFFC.

         Thus far, IFFC's revenues have been used to fund restaurant operations and IFFC's expansion. As a result, such revenues have been relatively insulated from inflationary conditions in Poland. There can be no assurance that inflationary conditions in Poland will not have an adverse effect on IFFC in the future.

Year 2000 Computer Issue

         The SEC has issued Staff Legal Bulletin No. 5 stating that public operating companies should consider whether there will be any anticipated costs, problems and uncertainties associated with the Year 2000 issue, which affects many existing computer programs that use only two digits to identify a year in the date field. The Company has recently upgraded its computer operating systems and believes that such systems are Year 2000 compliant. Additionally, IFFC intends that any computer systems that it may purchase or lease in the future will have already addressed the Year 2000 issue and anticipates that its business operations will electronically interact with third parties very minimally, if at all.

         However, IFFC has not fully assessed the impact of the Year 2000 issue on third parties with whom IFFC has material relationships, including its distributors and suppliers. BKC is assisting the Company by assessing the compliance of BKC-approved suppliers. Additionally, the Company is undertaking an assessment of third parties with which it has material relationships and expects to complete the assessment of this information by September 1999. Certain of the Company's suppliers are not computerized and will not be affected by the Year 2000. However, the Company has determined that a material number of its suppliers have antiquated computer systems which may be materially affected. As information is received, the Company intends to analyze the compliance issues and develops a strategy for non-compliant third parties on whom the Company is materially dependent.

         To date, the Company estimates that it has spent approximately $50,000 on Year 2000 efforts across all areas and expects to spend a total of approximately $150,000 when complete. The Company expects to fund Year 2000 costs through operating cash flows. All system modification costs associated with Year 2000 will be expensed as incurred.

         The Company currently believes that the Year 2000 issue will not present a materially adverse risk to its future consolidated results of operations, liquidity, and capital resources. However, if the Company's belief that its computer operating systems are compliant is incorrect or the level of timely compliance by key suppliers or vendors is not sufficient, the Year 2000 issue could have a material impact on the Company's operations including, but not limited to, delays in delivery of supplies resulting in loss of revenue, increased operating costs, loss of customers or suppliers, or other significant disruptions to the Company's business. The Company is in the process of formulating contingency and business continuation plans which address the Year 2000 issue.

         Determining the Year 2000 readiness of third party products (information technology and other computerized equipment) and business dependencies (including suppliers and distributors) requires pursuit, collection and appraisal of voluntary statements made or provided by those parties, if available, together with independent factual research. Although the Company has taken, and will continue to take, reasonable efforts to gather information to determine and verify the readiness of such products and business dependencies, there can be no assurance that reliable information will be offered or otherwise available. In addition, verification methods (including testing methods) may not be reliable or fully implemented. Accordingly, notwithstanding the foregoing efforts, there are no assurances that the Company is correct in its determination or belief that a product or a business dependency is Year 2000 ready.

Recently Issued Accounting Standards

         IFFC adopted SFAS No. 130, Reporting Comprehensive Income, in the first quarter of 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS No. 130 is to report comprehensive income, a measure of all changes in equity of an enterprise that result from transactions and other economic events in a period, other than transactions with owners. The adoption of SFAS No. 130 did not have a material impact on IFFC's consolidated financial statements as IFFC's net loss is equal to its comprehensive loss.

         SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for the way that public business enterprises report information about operating segments and for related disclosures about products and services, geographic area and major customers. IFFC adopted the disclosure provisions of SFAS No. 131 effective December 31, 1998. See Note 17 for segment information.

         SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for fiscal years ended after June 15, 1999. This statement establishes accounting and reporting standards that require every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value. Management believes the adoption of this statement will not have an impact on the Company's consolidated financial position because the Company does not presently have any derivative or hedging-type investments as defined by SFAS No. 133.

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ACSEC") issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. The Company adopted SOP 98-1 prospectively on January 1, 1999. Management does not believe that the adoption of SOP 98-1 will have a material effect on the Company's financial position or results of operations.

         In April 1998 the ACSEC issued SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998.

         The Company capitalizes start-up costs associated with opening new restaurant locations. Upon commencement of revenue producing activities at a restaurant location, the related capitalized start-up costs are amortized over one year. As of December 31, 1998 and 1997 the Company had recorded approximately $620,000 and $0, respectively, of start-up costs which are included in prepaid expenses in the accompanying consolidated balance sheets. Amortization expense for the years ended December 31, 1998 and 1997 was approximately $165,000 and $13,000, respectively.

         The Company adopted SOP 98-5 on January 1, 1999. The impact of the initial application of SOP 98-5 will be reported as a cumulative effect of a change in accounting principle.

Item 7.  Financial Statements.

         The information included in Appendix A hereto is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         On January 5, 1998, IFFC, the Company, upon recommendation of its Board of Directors, advised Moore Stephens Lovelace, P.L. ("Moore Stephens") that it would not be appointed as the Company's auditors for the year ended December 31, 1997. During the fiscal year December 31, 1997 and subsequent interim period through January 5, 1998, there were no disagreements with Moore Stephens on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events. Moore Stephens' report on the Company's financial statements for the year ended December 31, 1996 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to an uncertainty, audit scope or accounting principles.

         The Board appointed Arthur Andersen LLP as independent auditors of IFFC for the fiscal years ended December 31, 1997 and December 31, 1998.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors

         The executive officers and directors of IFFC are as follows:


                      Name                          Age                       Position with IFFC
                      ----                          ---                       ------------------

Mitchell Rubinson(1)(2)(3)................          51         Chairman of the Board and Chief Executive Officer
Michael T. Welch..........................          46         President, Chief Operating Officer and Director
James F. Martin...........................          38         Vice President, Chief Financial Officer, Treasurer
                                                               and Director
Mark Rabinowitz(1)(2)(3)..................          50         Director
Larry H. Schatz(1)(2)(3)..................          52         Vice Chairman of the Board

---------------
(1)   Member of the Audit Committee.
(2)   Member of the Stock Option Committee.
(3)   Member of the Nomination Committee.


         Mitchell Rubinson has served as the Chairman of the Board and Chief Executive Officer of IFFC since its incorporation in December 1991 and served as President from December 1991 to June 1998. Mr. Rubinson has served as the Chairman of the Board, Chief Executive Officer and President of Capital Brands from March 1988 to April 1996, and was the Treasurer of Capital Brands from March 1992 to April 1993. Mr. Rubinson has served as the Chairman of the Board, Chief Executive Officer and President of QPQ Corporation (now known as Regenesis Holdings, Inc.) from July 1993 to May 1997. IFFC has obtained, and is the beneficiary of, a $27 million key man life insurance policy on the life of Mr. Rubinson.

         Michael T. Welch has served as President and Chief Operating Officer and a director of IFFC since June 1998. Prior to joining IFFC, Mr. Welch served as Vice President of Operations at Checkers Drive-In Restaurants Inc. and was with that company since June 1994. From April 1987 to May 1994, Mr. Welch was president of W-S Acquisition Corporation, a franchisee of Wendy's International. Mr. Welch also spent six years as Senior Vice President of Franchise Operations with Wendy's International and has over 25 years experience in the restaurant industry.

         James F. Martin has served as Vice President, Chief Financial Officer, Treasurer and Director of IFFC since May 1997 and as Director of Finance for IFFC's Polish subsidiaries from November 1993 through February 1995. Mr. Martin served as Chief Financial Officer of QPQ Corporation (now known as Regenesis Holdings, Inc.) from October 1996 to May 1997. From May 1995 through September 1996, Mr. Martin was a 50% owner in an information systems and software consulting company located in South Florida. Additionally, Mr. Martin has nine years of commercial banking experience and is a Certified Public Accountant.

         Mark Rabinowitz has served as a director of IFFC since January 1996. Since 1983, Dr. Rabinowitz' principal occupations have been serving as a medical doctor for and the Vice President of Jose E. Gilbert and Mark Rabinowitz M.D.S., P.A. and serving as a medical doctor and the President of Women's Centre for Health, Inc. Dr. Rabinowitz served as a director of QPQ Corporation (now known as Regenesis Holdings, Inc.) from January 1996 to May 1997.

         Larry H. Schatz has served as Vice Chairman of the Board of IFFC since July 1997. Mr. Schatz has served as "of counsel" for the law firm of Grubman Indursky & Schindler P.C. since January 1996. From January 1991 through December 1995 Mr. Schatz worked as an attorney in private practice.

Additional Senior Management of IFFC

         Ian Scattergood has served as Director of Development of IFFC since March 1998. Prior to joining IFFC, Mr. Scattergood served as Director of Development for Burger King Corporation in its European, Middle Eastern and African territories from December 1996 to September 1997. From March 1987 to November 1996, Mr. Scattergood held various management positions with Burger King Corporation. Mr. Scattergood has over ten years experience in the restaurant industry.

Compensation of Directors

         IFFC does not pay directors' fees, but reimburses all directors for their expenses in connection with their activities as directors of IFFC. Directors of IFFC who are also employees of IFFC do not receive additional compensation for their services as directors. Mr. Schatz receives $25,000 per annum for serving as Vice Chairman of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's outstanding Common Stock, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representation that no other reports were required, all
Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners have been complied with.

Item 10.      Executive Compensation.

Executive Compensation

         The following table sets forth, for the fiscal years ended December 31, 1996, 1997 and 1998, the aggregate compensation paid by IFFC to Mitchell Rubinson, IFFC's Chairman of the Board and Chief Executive Officer (the "Named Executive Officer"). None of IFFC's other executive officers' total annual salary and bonus for the year ended December 31, 1998 exceeded $100,000.


                                               Annual Compensation (1)               Long Term Compensation
                                               -----------------------               ----------------------
                                                                                   Awards               Payouts
                                                                                   ------               -------
                                                           Other Annual     Securities Underlying       All Other
  Name and Principal Position       Year      Salary       Compensation      Options/SARs (#)(2)       Compensation
  ---------------------------       ----      ------       ------------      -------------------       ------------
Mitchell Rubinson..............     1998       $212,928      $20,865(3)               0                     0
   Chairman of the Board and        1997       $192,163      $14,216(4)               0                     0
   Chief Executive Officer          1996       $181,093      $12,993(5)               0                     0

----------------
(1) The columns for "Bonus," "Restricted Stock Awards" and "LTIP Payouts" have been omitted because there is no compensation required to be reported in such columns.
(2) See "Aggregated Fiscal Year-End Options Value Table" for additional information concerning options granted. IFFC has not granted any stock appreciation rights.
(3) Represents an automobile allowance of $12,000 and medical insurance premiums of $8,865.
(4) Represents an automobile allowance of $12,000 and medical insurance premiums of $2,216.

(5) Represents an automobile allowance of $12,000 and medical insurance premiums of $993.

Option Grants

         There were no grants of stock options or stock appreciation rights ("SARs") made during 1998 to the Named Executive Officer.

Aggregated Option/SAR Exercises and Fiscal Year-Ended Option/SAR Value Table

         The following table sets forth information concerning unexercised stock options held by the Named Executive Officer as of December 31, 1998. No stock options were exercised by the Named Executive Officer during the year ended December 31, 1998. No SARs were granted or are outstanding.



                                                Number of Securities Underlying          Value of Unexercised
                                                  Unexercised Options/SARs at        In-the-Money Options/SARs at
                                                      December 31, 1998(#)              December 31, 1998($)(1)
                                                      --------------------              -----------------------
                    Name                         Exercisable      Unexercisable      Exercisable     Unexercisable
                    ----                         -----------      -------------      -----------     -------------
Mitchell Rubinson .....................             150,000             0             $64,500            $0
----------------

(1) The closing bid quotation for IFFC's common stock as reported by the NASD OTC Bulletin Board on December 31, 1998 was $.83.

Employment Agreements

         On November 7, 1996, IFFC amended its employment agreement with Mr. Rubinson, Chairman of the Board and Chief Executive Officer of IFFC, extending his employment term until December 31, 1999. The amended agreement also provides for a minimum annual salary of $183,012.50 during the first year, subject to a 10% annual increase for each of the remaining two years. Additionally, Mr. Rubinson is entitled to receive an annual incentive bonus in the amount of 2.5% of IFFC's net income, after tax. Pursuant to his employment agreement, Mr. Rubinson is required to devote such portion of his business time to IFFC as may be reasonably required by IFFC's Board. Mr. Rubinson is entitled to four weeks of paid vacation during the first year of the initial term and six weeks of paid vacation during any subsequent year of his employment with IFFC. For each day of vacation that Mr. Rubinson elects not to take, pursuant to the employment agreement, IFFC will pay him an amount of money equal to the quotient of his then annual salary divided by 260. Mr. Rubinson's employment agreement requires that he not compete or engage in any business competitive with IFFC's business for the term of the agreement and for one year thereafter. Mr. Rubinson is also entitled to certain fringe benefits, including an automobile allowance. Mr. Rubinson's employment agreement provides for certain payments in the event his employment is terminated by reason of his death or disability and a severance payment of twice the minimum annual salary then in effect plus the incentive bonus paid in the prior year, in the event his employment is terminated by IFFC without cause. Mr. Rubinson's employment agreement does not provide for a severance payment in the event his employment is terminated for cause.

         IFFC executed an employment agreement with Michael Welch, effective June 15, 1998, which provides that he will serve as IFFC's President and Chief Operating Officer for an initial term of three years, which IFFC may extend for up to an additional two years. His annual salary for the first year is $165,000. Additionally, under the terms of the employment agreement, Mr. Welch shall be eligible to receive stock option grants under IFFC's stock option plans in the discretion of IFFC's Board or Stock Option Committee. IFFC granted Mr. Welch stock options to acquire 250,000 shares of IFFC's common stock at an exercise price of $.71 per share, which are exercisable in whole or in part and cumulatively according to the following schedule: (a) 20% one year after the effective date of the employment agreement; (b) 60% two years after the employment agreement; and (c) 100% three years after the effective date of the employment agreement. In addition to salary, Mr. Welch is entitled to certain fringe benefits, including an automobile to use in connection with the performance of his duties under the agreement and an housing allowance of $2,500 per month. The housing benefits will terminate when Mr. Welch's family relocates to Poland. Mr. Welch's employment agreement provides for a payment of $50,000 in the event that his employment is terminated by reason of death or disability and, in the event his employment is terminated without cause, Mr. Welch is entitled to a severance payment as follows: if termination occurs (a) on or prior to December 14, 1998, the severance amount will be $25,000; (b) after December 14, 1998, but on or prior to June 14, 1999, the severance amount will be $50,000; and (c) after June 15, 1999, the severance amount will be $75,000. Mr. Welch's employment agreement does not provide for a severance payment in the event his employment is terminated for cause. Additionally, the employment agreement requires that Mr. Welch not compete or engage in any business competitive with IFFC's business for the term of the agreement and for a period of two years thereafter.

         IFFC's employment agreement with James F. Martin, effective July 1, 1997, provides that he will serve as Chief Financial Officer of IFFC, for an initial term of three years, which IFFC may extend for up to two additional years. His annual salary for the first year is $85,000. Pursuant to his employment agreement, Mr. Martin is required to devote his full business time, attention and best efforts to the performance of his duties under the employment agreement. Mr. Martin is entitled to three weeks of paid vacation during any year of employment and an automobile allowance of $400 per month. However, Mr. Martin is responsible for all associated expenses relating to such automobile, including, without limitation, insurance, gas and repairs. Mr. Martin is eligible to receive stock option grants under IFFC's stock option plans in the discretion of IFFC's Board or Stock Option Committee. IFFC has granted Mr. Martin stock options to acquire 100,000 shares of IFFC's common stock at an exercise price of $.40 per share and stock options to acquire 100,000 shares of IFFC's common stock at an exercise price of $.81 per share, such options to be exercisable in whole or in part and cumulatively as follows, provided in each case that Mr. Martin is an employee of IFFC on the date of exercise: (a) 20% one year after the effective date of the employment agreement; (b) 60% two years after the effective date of the employment agreement; and (c) 100% three years after the effective date of the employment agreement. Mr. Martin also receives a housing allowance while he is living in Poland. Mr. Martin's employment agreement provides for a payment of $20,000 in the event his employment is terminated by reason of his death or disability and a severance payment in the event Mr. Martin's employment is terminated without cause, to be calculated as follows: (a) if such termination occurs between July 1, 1997 and June 30, 1998, a $20,000 severance amount; (b) July 1, 1998 and June 30, 1999, a $15,000 severance amount; and (c) July 1, 1999 through June 30, 2000, a $10,000 severance amount. Mr. Martin's employment agreement does not provide for a severance payment in the event his employment is terminated for cause. Mr. Martin's employment agreement requires that he not compete or engage in any business competitive with IFFC's business for the term of the agreement and for a period of two years thereafter.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of March 22, 1999, the number of shares of common stock of IFFC which were owned beneficially by (a) each person who is known by IFFC to own beneficially more than 5% of its common stock, (b) each director of IFFC, (c) the Named Executive Officers and (d) all directors and executive officers of IFFC as a group:




                                                                                      Percentage of
             Name and Address of                     Amount and Nature of          Outstanding Shares
            Beneficial Owner(1)(2)                   Beneficial Ownership                 Owned
            ----------------------                   --------------------                 -----
Directors and Executive Officers:
  Mitchell Rubinson..............................          30,559,211(3)                  67.5%
  Edda Rubinson..................................          30,409,211(4)                  67.4%
  Mark Rabinowitz................................             136,197(6)                   *
  James F. Martin................................             206,000(7)                   *
  Larry H. Schatz................................              50,000(8)                   *
  Michael T. Welch...............................             250,000(9)                   *
  All directors and executive officers
     as a group (five persons)...................          31,201,408                     68.1%
Other 5% Owners:
  Marilyn Rubinson...............................           4,814,563(5)                  10.7%
  Joel Hirschhorn................................           2,370,000                      5.3%
  Northstar Investment Management Corp...........          21,162,568(10)                 32.0%
     Two Pickwick Plaza
     Greenwich, Connecticut 06830
  BankAmerica Investment Corporation.............           3,253,587(10)                  6.7%
     231 S. LaSalle Street, 17th Floor
     Chicago, Illinois 60697
  Legg Mason High Yield Portfolio................           8,138,718(10)                 15.3%
     117 E. Colorado Blvd.
     Pasadena, California 91105


-----------------------
 *   Less than 1%
(1) Unless otherwise indicated, the address of each of the listed beneficial owners identified is c/o 1000 Lincoln Road, Suite 200, Miami Beach, Florida 33139.
(2) Under Rule 13d-3 of the exchange act, certain shares may be deemed to be beneficially owned by more than one person. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the Record Date.
(3) Includes 30,409,211 shares held jointly with his wife, Edda Rubinson, and options to purchase 150,000 shares of common stock granted to Mr. Rubinson pursuant to IFFC's 1993 Stock Option Plan that are immediately exercisable at an exercise price of $.40 per share.
(4) These shares are held jointly with Mitchell Rubinson, Edda Rubinson's husband.
(5) Includes 37,666 shares of common stock that would be acquired upon the conversion of 1,130 shares of preferred stock. Marilyn Rubinson is Mitchell Rubinson's mother; however, Mitchell Rubinson disclaims beneficial ownership of all shares of common and preferred stock owned by her.
(6) Includes options to purchase 50,000 shares of common stock granted to Dr. Rabinowitz that are immediately exercisable at an exercise price of $.40 per share.
(7) Includes options to purchase 100,000 shares of common stock granted to Mr. Martin pursuant to an employment agreement that vest over a three year period beginning in July 1998 at an exercise price of $.40 per share and options to purchase 100,000 shares of common stock that vest over a three year period beginning in July 1998 at an exercise price of $.81 per share.
(8) Reflects options to purchase 50,000 shares of common stock granted to Mr. Schatz that are exercisable at any time prior to July 2001 at an exercise price of $.40 per share.
(9) Reflects options to purchase 250,000 shares of common stock granted to Mr. Welch pursuant to an employment agreement that vest over a three year period beginning in June 1999 at an exercise price of $.71 per share.
(10) Includes shares of Common Stock which would be acquired upon the conversion of the Notes held by such entities based on the accreted value of the Notes as of December 31, 1998. Northstar Investment Management Corp. is the parent company of Northstar Balance Sheet Opportunities Fund, Northstar High Total Return Fund and Northstar High Total Return Fund II which are the record holders of the Notes.

Item 12. Certain Relationships and Related Transactions.

         In January 1997, after considering various alternatives, including the market price for IFFC's common stock, its trading volume, various time constraints, and the unavailability of funds from other sources, the disinterested Directors of IFFC authorized the sale of $100,000, $300,000, $50,000 and $50,000 aggregate principal amount of convertible promissory notes to Mitchell Rubinson and his wife Edda, Marilyn Rubinson, his mother, Jaime Rubinson and Kim Rubinson, his daughters, respectively. The notes bore interest at 8% per annum and were to mature on January 13, 1999. The notes were convertible into shares of IFFC's common stock at $.10 per share. The proceeds from the sale of the notes were used to fund the cost and expenses in connection with IFFC's litigation against BKC and general working capital. In June 1997, the $500,000 aggregate principal amount of the convertible promissory notes was converted into 5 million shares of common stock.

         On March 14, 1997, IFFC issued a promissory note in the original principal amount of $2,198,494 to Funding as partial payment of amounts due to Funding in connection with the settlement of the BKC litigation. The note bore interest at prime plus 1%, was payable in full on December 31, 1998, and was prepayable in whole or in part at anytime, without penalty. On July 14, 1997, IFFC and a newly formed subsidiary entered into a Merger Agreement with Funding and Mitchell and Edda Rubinson, the sole shareholders of Funding. Under the terms of this agreement, Funding was merged with and into the subsidiary, and 25,909,211 shares of IFFC's common stock were issued to such shareholders of Funding. The exchange ratio was based on a valuation by the disinterested Directors of the amount owed to Funding under the prior litigation financing agreements between IFFC, IFFP and Funding and the value of Funding's rights to proceeds of the settlement with BKC. The promissory note previously issued to Funding was assumed by IFFC by virtue of the merger with Funding.

         On February 24, 1999, IFFP entered into a credit agreement with Citibank (Poland) S.A. pursuant to which Citibank granted IFFP a loan in the amount of $5,000,000 (the "Loan"). The Loan is guaranteed by BKC and the Company granted BKC a security interest in the outstanding shares of IFFP. As a condition to the guarantee, BKC required that IFFC, IFFP and Mitchell Rubinson enter into a general release in favor of BKC for any and all matters occurring prior to the date of the guarantee. In order for IFFP to enter into the Loan, holders of the outstanding Notes were required to waive certain provisions of the Note Indenture. As compensation for such waiver, the Noteholders were issued an aggregate of 204,585 shares of Common Stock at a value of $0.56 per share. Such amount will be included as deferred issuance costs and amortized over the remaining life of the Notes.

         Additionally, in connection with such transaction, Mitchell Rubinson entered into a purchase agreement with BKC which provides that (i) if IFFP and IFFC default on the Loan and BKC takes possession of the IFFP shares and (ii) IFFC is unable to repurchase the shares of IFFP from BKC, Rubinson is required to purchase the IFFP shares from BKC for an amount equal to all amounts paid out by BKC plus costs and expenses incurred by BKC in connection with the enforcement of its rights under a reimbursement agreement with IFFC and IFFP. In connection with such purchase agreement, the Company paid Mitchell Rubinson a fee of $150,000.

         All of the foregoing transactions were authorized by the disinterested directors of IFFC.

                                     PART IV

Item 13. Exhibits, Lists and Reports on Form 8-K.



         (a)   Exhibits:

   Exhibit                                                  Description
   -------                                                  -----------

     3.1       IFFC's Articles of Incorporation (1), as amended (7,20)
     3.2       IFFC's Bylaws (1)
     3.3       Amendment to Amended and Restated Articles of Incorporation
     4.1       Specimen Common Stock Certificate (1)
     4.3       Form of Indenture relating to 9% Convertible Subordinated Debentures Due 2007 (including form of Debenture) (2)(3)
     4.5       Warrant Agreement, dated January 14, 1994, between IFFC and Continental Stock Transfer & Trust Company, including form of Warrants (6)
     4.6       Unit Certificate (6)
     4.7       Series A 6% Convertible Preferred Stock Certificates (7)
    10.4       IFFC's 1992 Stock Option Plan (1)*
    10.5       IFFC's 1992 Directors Stock Option Plan (1)*
    10.8       Product Distribution Agreement, dated September 21, 1994, between IFFC and Logistic and Distribution
               Systems Sp.zo.o (10.2)(8)
    10.9       Form of Indemnification Agreement between IFFC and each of IFFC's Directors and Executive Officers(1)*
    10.10      Agreement to Assign Litigation Proceeds, dated as of January 25, 1996, among IFFC, IFFP and Funding, with exhibits including the Escrow Indemnity Agreement among IFFC, IFFP, Funding and Escrow Agent (10.1)(11)
    10.11      Amendment, dated August 31, 1995, to credit facility, dated January 28, 1993, between IFFP and AmerBank (10)
    10.18      Litigation Fee Agreement, dated April 7, 1996, among Joel Hirschhorn, P.A., IFFC and IFFP (10)
    10.20      Credit Facility, dated February 1, 1996, between IFFP and AmerBank (10)
    10.23      Credit Facility, dated February 12, 1993, between IFFC and AmerBank in Poland S.A. (4)
    10.24      Credit Facility, dated January 28, 1993, between IFFC and AmerBank in Poland S.A. (4)
    10.25      Employment Agreement, dated as of January 28, 1992, between IFFC and Mitchell Rubinson, as amended (19.1)(5)*
    10.31      Agreement dated June 8, 1995, to purchase the sublease rights relating to Dantex (10.1)(9)
    10.39      Stock Option Agreement, dated as of May 21, 1992, between IFFC and Mitchell Rubinson (6)*
    10.41      Stock Option Agreement, dated as of February 1, 1993, between IFFC and Mitchell Rubinson (6)*
    10.46      Management Agreement, dated January 1, 1995, between IFFC and IFFP (7)
    10.48      Amendment No. 2 to Employment Agreement, dated March 31, 1995, between IFFC and Mitchell Rubinson (7)*
    10.49      Credit Facility, dated February 23, 1994, between IFFC and American Bank in Poland, S.A.(7)
    10.57      Amendment No. 3 to Employment Agreement, dated November 7, 1996 between Mitchell Rubinson and IFFC (14)*
    10.58      Restaurant Development Agreement dated March 14, 1997 between IFFC and BKC (13)
    10.59      Franchise Agreement dated March 14, 1997 between IFFC and BKC (13)
    10.60      Amendment to Agreement to Assign Litigation Proceeds, dated as of July 3, 1996, among IFFC, IFFP and Litigation
               Funding (10.1)(12)
    10.61      Agreement to Assign Litigation Proceeds, dated as of September 11, 1996, among IFFC and IFFP (14)
    10.62      Promissory Note dated March 11, 1997 by International Fast Food Corporation to Litigation Funding,
               Inc. (10.1)(15)



    10.63      Second Amendment to Agreement to Assign Litigation Proceeds dated March 13, 1997 between International Fast Food
               Corporation, International Fast Food Polska Sp.zo.o and Litigation Funding, Inc. (10.2)(15)
    10.64      Agreement dated May 9, 1997, between Litigation Funding, Inc., International Fast Food Corporation
               and International Fast Food Polska Sp.zo.o. (10.2)(15)
    10.67      Indenture dated November 5, 1997 (10.01)(16)
    10.68      Securities Purchase Agreement dated November 5,1997 (10.02)(16)
    10.69      Registration Rights Agreement dated November 5, 1997 (10.03)(16)
    10.70      Voting and Disposition Agreement dated November 5, 1997 (10.04)(16)
    10.71      Employment Agreement, dated as of July 1, 1997, between IFFC and James F. Martin (17)*
    10.74      Employment Agreement, dated as of June 15, 1998, between IFFC and Michael T. Welch (18)*
    10.75      Amendment to Restaurant Development Agreement dated as of February 24, 1999 by and among Burger King Corporation and
               IFFC
    10.76      Reimbursement Agreement dated as of February 24, 1999 by and among IFFC, IFFP and Burger King Corporation
    10.77      Agreement for the Transfer of Title to Shares By Way of Security dated as of February 24, 1999 by and between IFFC,
               IFFP and Burger King Corporation
    10.78      General Release dated as of February 24, 1999 by and among Burger King Corporation, IFFC, IFFP and Mitchell Rubinson
    10.79      Purchase Agreement dated as of February 24, 1999 by and among IFFC, IFFP, Mitchell Rubinson and Burger King
               Corporation
    10.80      Credit Agreement dated February 24, 1999, as amended, between IFFP and Citibank (Poland) S.A.
    10.81      Addendum dated March 17, 1999, by and among Burger King Corporation, IFFC, IFFP and Mitchell Rubinson
    10.82      Letter Agreement dated March 18, 1999 between IFFC and Host Marriott Services Corporation
    14.1       Trademark Protection Certificate No. 74441; Trademark [logo] Burger King; Owner: BKC(7)
    14.2       Trademark Protection Certificate No. 74442; Trademark [word] Whopper; Owner:  BKC (7)
    14.3       Trademark Protection Certificate No. 74443; Trademark [words] Burger King; Owner: KC(7)
    21.1       Subsidiaries of IFFC
    27.1       Financial Data Schedule **



-----------------
*        These exhibits are management contracts or compensatory plans or arrangements.
**       Filed electronically only.
(1)      Incorporated by reference to the exhibit of the same number filed with IFFC's  Registration Statement on
         Form S-1 (File No. 33-46784)
(2)      Incorporated by reference to the exhibit of the same number filed with IFFC's Registration Statement on
         Form S-1 (File No. 33-55284)
(3)      Incorporated by reference to the exhibit number indicated filed with IFFC's Registration Statement on
         Form S-1 (File No. 33-55284)
(4)      Incorporated by reference to the exhibit of the same number filed with the Company's Form 10-KSB for the fiscal year ended December 31, 1992.
(5)      Incorporated by reference to the exhibit number indicated filed with IFFC's Form 10-KSB for the fiscal year ended December 31, 1992.
(6)      Incorporated  by  reference  to the exhibit of the same number filed with IFFC's Form 10-KSB for the year ended December 31, 1993.



(7)      Incorporated  by  reference  to the exhibit of the same number filed with IFFC's From 10-KSB for the year ended December 31, 1994.
(8)      Incorporated by reference to the exhibit number indicated filed with IFFC's Form 10-QSB for the quarter ended March 31, 1995.
(9)      Incorporated  by reference to the exhibit number  indicated filed with IFFC's Form 10-QSB for the quarter ended June 30, 1995.
(10)     Incorporated by reference the exhibit number indicated filed with IFFC's Form 10-K for the year ended
         December 31, 1995.
(11)     Incorporated  by reference to the exhibit number  indicated  filed with IFFC's Form 8-K dated January 30, 1996.
(12)     Incorporated by reference to the exhibit number indicated filed with IFFC's Form 8-K dated July 3, 1996.
(13)     Incorporated by reference to the exhibit number indicated filed with IFFC's Form 8-K dated March 14, 1997.
(14)     Incorporated  by reference  to the exhibit  number  indicated  filed with IFFC's Form 10-KSB for the year ended December 31, 1996.
(15)     Incorporated by reference to the exhibit number indicated filed with IFFC's Form 10-QSB for the quarter ended March 31, 1997.
(16)     Incorporated by reference to the exhibit number indicated filed with IFFC's Form 10-QSB for the quarter ended September 30, 1997.
(17)     Incorporated  by reference to the exhibit number indicated filed with IFFC's Form 10-KSB for the year ended
         December 31, 1996.
(18)     Incorporated by reference to the exhibit number indicated filed with IFFC's Form 10-QSB.

        (b)  Reports on Form 8-K:  None


                                       37

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTERNATIONAL FAST FOOD CORPORATION

DATE: March 31, 1999                By: /s/ Mitchell Rubinson
                                        ----------------------------------------
                                       Mitchell Rubinson, Chairman of the Board,
                                       Chief Executive Officer and President
                                       [Principal Executive Officer]

DATE: March 31, 1999                By: /s/ James F. Martin
                                        ----------------------------------------
                                        James F. Martin, Vice President, Chief
                                        Financial Officer and Treasurer
                                        [Principal Financial Officer and
                                        Principal Accounting Officer]

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


DATE:      March 31, 1999                         /s/ Mitchell Rubinson
                                                  -----------------------------
                                                  Mitchell Rubinson, Director


DATE:      March 31, 1999                         /s/ James F. Martin
                                                  -----------------------------
                                                  James F. Martin, Director


DATE:      March 31, 1999
                                                  -----------------------------
                                                  Dr. Mark Rabinowitz, Director


DATE:      March 31, 1999                         /s/ Larry H. Schatz
                                                  -----------------------------
                                                  Larry H. Schatz, Director


DATE:      March 31, 1999                         /s/ Michael Welch
                                                  -----------------------------
                                                  Michael Welch, Director

                                   APPENDIX A
                                   ----------


              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


                                                                                                   Page
                                                                                                   ----
Report of Independent Certified Public Accountants...................................           F-2
Consolidated Balance Sheets as of December 31, 1998 and 1997.........................           F-3
Consolidated Statements of Operations for the Years Ended December 31, 1998 and 1997.           F-4
Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended
   December 31, 1998 and 1997........................................................           F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 and 1997.           F-6 - F-7
Notes to Consolidated Financial Statements...........................................           F-8 - F-23


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors of
     International Fast Food Corporation:

We have audited the accompanying consolidated balance sheets of International Fast Food Corporation (a Florida Corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Fast Food Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

ARTHUR ANDERSEN LLP

Miami, Florida,
  March 19, 1999.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                 December 31,     December 31,
                                                                                     1998             1997
                                                                                     ----             ----
Current Assets:
     Cash and cash equivalents.............................................      $4,013,371      $18,642,335
     Restricted cash and certificates of deposit...........................         999,990          999,990
     Receivables...........................................................       1,573,480          101,528
     Inventories...........................................................         842,867          372,599
     Prepaid expenses and other............................................       1,150,700          130,711
                                                                                -----------      -----------
         Total Current Assets..............................................       8,580,408       20,247,163
Furniture, Equipment, Buildings and Leasehold Improvements, net............      17,137,181        5,959,378
Deferred Debenture Issuance Costs, net of accumulated amortization of
   $190,666 and $157,410, respectively.....................................         241,659          274,915
Deferred Issuance Costs of 11% Convertible Senior Subordinated
   Discount Notes, net of accumulated amortization of $100,827 and                2,417,546        2,446,869
   $41,049, respectively...................................................
Other Assets, net of accumulated amortization of $284,532 and
   $199,484, respectively..................................................         991,461          333,533
Burger King Development Rights, net of accumulated amortization of                  810,811          918,919
   $189,189 and $81,081, respectively......................................
Domino's Development Rights, net of accumulated amortization of                     142,477          173,561
   $46,626 and $15,542, respectively.......................................
Costs in excess of net assets acquired, net of accumulated
   amortization of $19,307 and $0, respectively............................       1,525,260               --
                                                                                -----------      -----------
         Total Assets......................................................     $31,846,803      $30,354,338
                                                                                ===========      ===========
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Accounts payable......................................................     $ 3,889,528      $   581,555
     Accrued interest payable..............................................          87,077           17,911
     Other accrued expenses................................................       1,176,019          788,412
     Current portion of bank credit facilities.............................       1,512,260        1,349,995
                                                                                -----------      -----------
         Total Current Liabilities.........................................       6,664,884        2,737,873
11% Convertible Senior Subordinated Discount  Notes due October 31,              22,645,202       20,354,680
   2007....................................................................
Bank Credit Facilities.....................................................       1,892,362          630,000
9% Subordinated Convertible Debentures, due December 15, 2007..............       2,756,000        2,756,000
                                                                                -----------      -----------
         Total Liabilities.................................................      33,958,448       26,478,553
                                                                                -----------      -----------
Deferred Credit............................................................       1,000,000        1,000,000
                                                                                -----------      -----------
Minority Interest in Net Assets of Consolidated Subsidiary.................              --          115,294
                                                                                -----------      -----------
Commitments and Contingencies (Notes 2, 14 and 15)
Shareholders' Equity (Deficit):
     Preferred Stock, $.01 par value, 2,000,000 shares authorized; 32,985 and
       33,450 shares issued and outstanding, respectively
       (liquidation preference of $3,298,500)..............................             330              334
     Common Stock, $.01 par value, 200,000,000 shares authorized;
       44,901,587 and 44,641,247 shares issued and outstanding,                     449,016          446,413
       respectively........................................................
     Additional paid-in capital............................................      17,888,248       17,691,542
     Accumulated deficit...................................................     (21,449,239)     (15,377,798)
                                                                                -----------      -----------
         Total Shareholders' Equity (Deficit)..............................      (3,111,645)       2,760,491
                                                                                -----------      -----------
         Total Liabilities and Shareholders' Equity (Deficit)..............     $31,846,803      $30,354,338
                                                                                ===========      ===========

                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      Years Ended December 31,
                                                                                      ------------------------
                                                                                       1998               1997
                                                                                       ----               ----
Revenues:
    Sales..................................................................        $8,489,151         $ 6,083,011

Food and Packaging Costs...................................................         3,347,477           2,476,775
                                                                                 ------------       -------------

Gross Profit...............................................................         5,141,674           3,606,236
                                                                                 ------------       -------------
Operating Expenses:
    Payroll and related costs..............................................         1,608,283           1,067,282
    Occupancy and other operating expenses.................................         2,963,262           1,828,894
    Depreciation and amortization..........................................         1,508,520             888,538
                                                                                 ------------       -------------
         Total operating expenses..........................................         6,080,065           3,784,714
                                                                                 ------------       -------------
Loss from operations before general and administrative expenses............          (938,391)           (178,478)
General and Administrative Expenses........................................         3,326,997           1,963,233
                                                                                 ------------       -------------
Loss from operations.......................................................        (4,265,388)         (2,141,711)
                                                                                 ------------       -------------
Other Income (Expenses):
    Interest and other income, net.........................................           825,185             477,053
    Interest expense, including amortization of issuance costs.............        (2,672,314)           (945,598)
    Foreign currency exchange gain/(loss)..................................           124,903            (314,731)
    Gain on settlement of  litigation, net of applicable costs.............                --           1,327,070
                                                                                 ------------       -------------
         Total other income (expenses).....................................        (1,722,226)            543,794
                                                                                 ------------       -------------
Loss before minority interest..............................................        (5,987,614)         (1,597,917)
Minority interest in losses of consolidated subsidiary.....................           115,478             345,067
                                                                                 ------------       -------------
Net Loss...................................................................      $ (5,872,136)      $  (1,252,850)
                                                                                 ============       =============
Basic and Diluted Net Loss Per Common Share................................      $       (.14)      $        (.05)
                                                                                 ============       =============
Weighted Average Number of Common Shares Outstanding.......................        44,727,685          26,246,885
                                                                                 ============       =============

                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                 For the Years Ended December 31, 1998 and 1997

                                                                                                                Total
                                                                                Additional                  Shareholders'
                                       Common Stock         Preferred Stock      Paid-In      Accumulated      Equity
                                    Shares       Amount     Shares    Amount     Capital        Deficit      (Deficit)
                                    ------       ------     ------    ------    ----------    -----------   ------------
Balances, December 31, 1996..... 10,322,521    $103,225     38,240     $382    $14,523,361  $(13,723,547)     $903,421
Conversion of Preferred Stock...    159,650       1,597     (4,790)     (48)        (1,549)           --            --
Common Stock issued in
  exchange for professional
  services......................  2,000,000      20,000         --       --        180,000            --       200,000
Common Stock issued in
  exchange for Underwriter
  and debenture warrants........    200,000       2,000         --       --         (2,000)           --            --
Conversion of 8% Convertible
  Promissory Notes..............  5,000,000      50,000         --       --        450,000            --       500,000
Conversion of Litigation
  Funding Promissory Note....... 25,909,211     259,092         --       --      2,000,828            --     2,259,920
Issuance of Common Stock in
  payment of dividends on
  Preferred Stock...............    549,865       5,499         --       --        395,902      (401,401)           --
Issuance of Common Stock in
  payment of costs associated
  with issuance of debt
  securities....................    500,000       5,000         --       --        145,000            --       150,000
Net loss........................         --          --         --       --             --    (1,252,850)   (1,252,850)
                                 ----------   ---------   --------   ------    -----------  ------------   -----------
Balances, December 31, 1997..... 44,641,247     446,413     33,450      334     17,691,542   (15,377,798)    2,760,491
Conversion of preferred stock...     15,500         155       (465)      (4)          (151)           --            --
Issuance of Common Stock in
  payment of dividends on
  Preferred Stock...............    244,840       2,448         --       --        196,857      (199,305)           --
Net loss........................         --          --         --       --             --    (5,872,136)   (5,872,136)
                                 ----------   ---------   --------   ------    -----------  ------------   -----------
Balances, December 31, 1998..... 44,901,587    $449,016     32,985     $330    $17,888,248  $(21,449,239)  $(3,111,645)
                                 ==========   =========   ========   ======    ===========  ============   ===========

                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Years Ended December 31,
                                                                                     ------------------------
                                                                                    1998                 1997
                                                                                    ----                 ----
Cash Flows From Operating Activities:
   Net loss...............................................................        $(5,872,136)        $ (1,252,850)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Amortization and depreciation of furniture, equipment,
     buildings, leasehold improvements and development rights.............          1,702,444              989,395
     Amortization of debt discount and issuance costs.....................          2,383,556              428,892
     Minority interest in losses of subsidiary............................           (115,478)            (345,067)
     Other operating items................................................            (24,620)             287,261
     Gain on forgiveness of indebtedness..................................                 --             (329,465)
   Changes in operating assets and liabilities, net of
     acquisition of business:
     Receivables..........................................................         (1,471,952)             (10,890)
     Inventories..........................................................           (470,268)             (15,507)
     Prepaid expenses and other...........................................         (1,019,989)             (64,873)
     Accounts payable and accrued expenses................................          3,695,580             (363,663)
                                                                                 ------------          -----------
   Net cash used in operating activities..................................         (1,192,863)            (676,767)
                                                                                 ------------          -----------
Cash Flows From Investing Activities:
   Purchase of business, net of cash acquired.............................                 --             (209,357)
   Increase in restricted cash and certificates of deposit................                 --             (499,990)
   Payments for furniture, equipment, buildings and leasehold
     improvements.........................................................        (12,875,611)            (368,797)
   Payments for franchise fees and other assets...........................           (415,754)             (57,635)
   Refund of franchise fees...............................................                 --               30,000
   Purchase of minority interest in subsidiary............................         (1,544,385)                  --
                                                                                 ------------          -----------
   Net cash used in investing activities..................................        (14,835,750)          (1,105,779)
                                                                                 ------------          -----------
Cash Flows From Financing Activities:
   Advances from Affiliate................................................                 --               19,941
   Repayments of bank credit facilities...................................           (384,889)          (1,510,000)
   Net proceeds from issuance of 11% Convertible
     Senior Subordinated Discount Notes...................................                 --           17,662,174
   Net proceeds from settlement of litigation.............................                 --            3,227,015
   Payment to Litigation Funding..........................................                 --           (1,028,521)
   Payment of other notes payable.........................................                 --              (69,307)
   Payment of non-interest bearing obligation to minority
     shareholder of IFF Polska............................................                 --             (500,000)
   Borrowings under bank credit facilities................................          1,809,516            1,955,146
   Net proceeds from issuance of convertible promissory notes.............                 --              500,000
   Payment of registration costs..........................................            (30,455)                  --
                                                                                 ------------          -----------
   Net cash provided by financing activities..............................          1,394,172           20,256,448
                                                                                 ------------          -----------
   Effect of Exchange Rate Changes on Cash and Cash Equivalents...........              5,477              (25,836)
                                                                                 ------------          -----------
   Increase (Decrease) in Cash and Cash Equivalents.......................        (14,628,964)          18,448,066
   Beginning Cash and Cash Equivalents....................................         18,642,335              194,269
                                                                                 ------------          -----------
   Ending Cash and Cash Equivalents.......................................         $4,013,371          $18,642,335
                                                                                 ============          ===========
   Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for:
     Interest (net of capitalized interest of $142,658 and $0 in
       1998 and 1997, respectively)........................................       $   405,258          $   447,705
                                                                                 ============          ===========

                                   (continued)

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)


Supplemental Schedule of Non-Cash Investing and Financing Activities:

Year Ended December 31, 1998:

       Issuance of 15,500 shares of common stock upon the exchange of 465 shares of Preferred Stock.
       Issuance of 244,840 shares of common stock in payment of $199,305 of dividends on Preferred Stock.

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




                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION:

         International Fast Food Corporation (the "Company" or "IFFC") was organized for the purpose of developing and operating franchised Burger King restaurants in the Republic of Poland.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BASIS OF PRESENTATION -- The accompanying consolidated financial statements include the accounts of the Company and its Polish subsidiary, International Fast Food Polska, Sp.zo.o. ("IFFP"), a limited liability corporation, and IFFP's three wholly-owned Polish limited liability corporations. Additionally, the consolidated financial statements include the accounts of the Company's two wholly-owned Polish limited liability corporations, Krolewska Pizza, Sp.zo.o.("KP") and Pizza King Polska, Sp.zo.o.("PKP") for the period from their acquisition in July 1997 through December 31, 1997 and for the year ended December 31, 1998. All significant intercompany transactions and balances have been eliminated in consolidation.

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

         IFFC's restaurant and store operations are conducted in Poland. The Polish economy has historically been characterized by high rates of inflation and devaluation of the Polish zloty against the dollar and European currencies. However, in the years ended December 31, 1998 and 1997, the rates of inflation and devaluation improved. For the years ended December 31, 1994, 1995, 1996, 1997 and 1998 the annual inflation rate in Poland was 32%, 21.6%, 19.5%, 13.0% and 8.6% respectively. Payment of interest and principal on the 9% Subordinated Convertible Debentures, 11% Convertible Senior Subordinated Discount Notes and payment of franchise fees to Burger King Corporation ("BKC") and Domino's Pizza International ("Domino's") for each restaurant and store opened are in United States currency. Additionally, IFFC is dependent on certain sources of supply which require payment in European or United States currencies. Because IFFC's operating revenues are in zlotys, IFFC is subject to the risk of currency fluctuations. IFFC has and intends to maintain substantially all of its unutilized funds in United States or Western European currency denominated securities and/or European Currency Units. There can be no assurance that IFFC will successfully manage its exposure to currency fluctuations or that such fluctuations will not have a material adverse effect on IFFC.

         The official currency of Poland is the Zloty. The value of the Zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. At December 31, 1998 and 1997, the exchange rate was 3.494 and 3.514 zlotys per dollar, respectively. The accounts of IFFC's Polish subsidiaries are maintained in zlotys and are remeasured into U.S. dollars, the functional currency, at the end of each reporting period. Monetary assets and liabilities are remeasured using current exchange rates. Non-monetary assets, liabilities and related expenses, primarily furniture, equipment, buildings and leasehold improvements and related depreciation and amortization, are remeasured using historical exchange rates. Income and expense accounts, excluding depreciation and amortization, are remeasured using an annual weighted average exchange rate. Transaction gains and losses that arise from exchange rate fluctuations in transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

         LIQUIDITY AND PLAN OF OPERATIONS -- As of December 31, 1998, IFFC had working capital of $1,915,524 and cash and cash equivalents of $4,013,371. As described in Note 14, the Company has significant commitments to develop restaurants in accordance with the BKC Development Agreement and the New Master Franchise Agreement with Domino's. The Company has sustained losses from operations since its incorporation in December 1991. For the years ended December 31, 1998 and 1997, the Company reported net losses of $5,872,136 and $1,252,850, respectively. At December 31, 1998 the Company had an accumulated deficit of $21,449,239 and a shareholders' deficit of $3,111,645. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt about the Company's ability to continue as a going concern. The following paragraph sets forth management's plans with respect to addressing the foregoing factors:

         Management believes that cash flows from currently existing stores and additional stores to be opened in 1999, when combined with existing financial resources and drawings on the Company's $5,000,000 line of credit secured by BKC (see Note 6), will be sufficient to fund operations and development costs through at least January 1, 2000. However, no assurance can be given that management's plans will be achieved. Further, no assurance can be given that the cash flows from existing and new stores will be sufficient to fund operations through January 2000. Management is seeking to obtain additional equity financing to fund future development. No assurance can be given that such financing will be obtained or that it can be obtained on favorable terms.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid investments purchased with a maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its U.S. cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

         INVENTORIES -- Inventories are stated at the lower of cost (first in, first out) or market and consist primarily of restaurant food items.

         NET (LOSS) PER COMMON SHARE -- The net loss per common share in the accompanying Statements of Operations has been computed based upon the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which became effective for reporting periods ending after December 15, 1997, and requires restatement of previously reported per share amounts. The basic and diluted net loss per common share in the accompanying statements of operations is based upon the net loss after preferred dividend requirements of $199,305 and $171,961 in 1998 and 1997, respectively, divided by the weighted average number of shares outstanding during each period. Diluted per share data is the same as basic per share data since the inclusion of all potentially dilutive common shares that would be issuable upon the exercise of options and warrants and the assumed conversion of convertible debt and preferred stock would be anti-dilutive.

         FURNITURE, EQUIPMENT, BUILDINGS AND LEASEHOLD IMPROVEMENTS -- Furniture, equipment, buildings and leasehold improvements are stated at cost. Maintenance and repairs are charged to expense, when incurred. Leasehold improvements, additions, major renewals and betterments are capitalized. Furniture and equipment is being depreciated over periods ranging from three to five years on a straight-line basis. Buildings and leasehold improvements are amortized over the shorter of their expected useful lives or the respective lease term. When items are sold, or otherwise disposed of, the related costs and accumulated amortization or depreciation are removed from the accounts and any resulting gains or losses are recognized. In connection with the development of new restaurants, the Company has capitalized certain development costs. These costs include direct and indirect costs of the projects that are incremental to normal operations and specifically identifiable to the related projects. The amount of such costs included in the accompanying consolidated balance sheets are approximately $434,000 and $0 as of December 31, 1998 and 1997, respectively. In addition, the Company capitalizes interest incurred to finance construction of the Company's stores. Capitalized interest was $142,658 and $0 in 1998 and 1997, respectively.

         ACQUISITION COSTS OF DEVELOPMENT RIGHTS -- All costs associated with the acquisition of Burger King and Domino's Development Rights were capitalized. The cost of these rights is being amortized over the term of the respective agreements.

         DEFERRED CHARGES AND OTHER ASSETS -- All costs incurred in connection with the organization of the Company were deferred and amortized on a straight-line basis over the five year period ended December 31, 1997. Software costs are amortized on a straight-line basis over five years. Franchise fees are amortized over the primary term of each agreement ranging from five to twenty years. Debt issuance costs related to the issuance of the 9% Subordinated Convertible Debentures due December 15, 2007 and the 11% Convertible Senior Subordinated Discount Notes due October 31, 2007, have been capitalized and are amortized using the effective interest method over the life of the related debt.

         COST IN EXCESS OF NET ASSETS ACQUIRED - Cost in excess of net assets acquired principally represents the excess of cost over the fair value of the net assets of IFFP which were acquired with the purchase of the remaining interest of IFFP's minority shareholder, Agros Investments, S.A., in September 1998. The amount is being amortized on the straight-line method over 35 years commencing in October 1998. When events and circumstance so indicate, all long-term assets, including the Cost In Excess of Net Assets Acquired, are assessed for recoverability based upon cash flow forecasts.

         INCOME TAXES - Deferred Income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets are also established for the future tax benefits of loss and credit carryforwards. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized. Advertising expense for the years ended December 31, 1998 and 1997 was approximately $719,000 and $390,000, respectively.

         ADVERTISING AND PROMOTION EXPENSES -- Production costs of future media advertising are deferred until the advertising occurs. All other advertising and promotion costs are expensed when incurred. At December 31, 1998 and 1997, the Company had no significant deferred advertising costs.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         RECENTLY ISSUED ACCOUNTING STANDARDS -- IFFC adopted SFAS No. 130, Reporting Comprehensive Income, in the first quarter of 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS No. 130 is to report comprehensive income, a measure of all changes in equity of an enterprise that result from transactions and other economic events in a period, other than transactions with owners. The adoption of SFAS No. 130 did not have a material impact on IFFC's consolidated financial statements as IFFC's net loss is equal to its comprehensive loss.

         SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for the way that public business enterprises report information about operating segments and for related disclosures about products and services, geographic area and major customers. IFFC adopted the disclosure provisions of SFAS No. 131 effective December 31, 1998. See Note 17 for segment information.

         SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for fiscal years ended after June 15, 1999. This statement establishes accounting and reporting standards that require every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value. Management believes the adoption of this statement will not have an impact on the Company's consolidated financial position because the Company does not presently have any derivative or hedging-type investments as defined by SFAS No. 133.

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ACSEC") issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. The Company adopted SOP 98-1 prospectively on January 1, 1999. Management does not believe that the adoption of SOP 98-1 will have a material effect on the Company's financial position or results of operations.

         In April 1998 the ACSEC issued SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998.

         The Company capitalizes start-up costs associated with opening new restaurant locations. Upon commencement of revenue producing activities at a restaurant location, the related capitalized start-up costs are amortized over one year. As of December 31, 1998 and 1997, the Company had recorded approximately $620,000 and $0, respectively, of start-up costs which are included in prepaid expenses in the accompanying consolidated balance sheets. Amortization expense for the years ended December 31, 1998 and 1997, was approximately $165,000 and $13,000, respectively.

         The Company adopted SOP 98-5 on January 1, 1999. The impact of the initial application of SOP 98-5 will be reported as a cumulative effect of a change in accounting principle.

3.       RESTRICTED CASH:

         At December 31, 1998 and 1997, the Company had $999,990 in certificates of deposit which represents collateral for an outstanding line of credit.

4.       FURNITURE, EQUIPMENT, BUILDINGS AND LEASEHOLD IMPROVEMENTS:

         Furniture, equipment, buildings and leasehold improvements are comprised of the following at December 31:

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          1998              1997
                                                                                          ----              ----
Vehicles.................................................                          $     614,119       $      92,470
Office furniture and equipment...........................                                604,841             405,205
Restaurant equipment.....................................                             12,469,826           3,730,027
Buildings and leasehold improvements.....................                              8,346,745           6,044,228
Add: capitalized interest................................                                142,658                  --
                                                                                   -------------       -------------
                                                                                      22,178,189          10,271,930
Less: accumulated depreciation and amortization..........                             (5,041,008)         (4,312,552)
                                                                                   -------------       -------------
         Total...........................................                            $17,137,181         $ 5,959,378
                                                                                   =============       =============
Depreciation expense.....................................                            $ 1,430,340         $   848,838
                                                                                   =============       =============

5.       OTHER ASSETS:

         Other assets are comprised of the following at December 31:

                                                                                           1998              1997
                                                                                           ----              ----
Franchise fees...........................................                                 $662,714        $339,386
Deferred lease costs.....................................                                  459,664          91,350
Software and other intangibles...........................                                  153,615         102,281
                                                                                        ----------      ----------
                                                                                         1,275,993         533,017
Less: accumulated amortization...........................                                 (284,532)       (199,484)
                                                                                        ----------      ----------
         Total...........................................                                $ 991,461        $333,533
                                                                                        ----------      ----------
Amortization expense.....................................                                $ 113,603        $ 43,934
                                                                                        ==========      ==========

6.       BANK CREDIT FACILITIES:

         Bank credit facilities are comprised of the following at December 31:

                                                                                          1998               1997
                                                                                          ----               ----
AmerBank  in Poland,  S.A.,  PKP  overdraft  credit  line,  variable  rate
     approximately equal to prime, expires June 1, 1999......................         $    25,288      $    15,772
AmerBank in Poland,  S.A.,  IFFP  overdraft  credit  line,  variable  rate
     approximately equal to prime, expires April 1, 1999.....................                 386           15,223
AmerBank, IFFP line of credit of $950,000 payable in twenty-nine installments of $32,000 commencing on March 31, 1998 interest payable monthly at 2.75%
     above LIBOR, $22,000 due at maturity on August 12, 2000.................             630,000          950,000
AmerBank IFFP revolving credit facility of $1,500,000, interest is payable monthly at 2.50% above LIBOR, and principal is payable in thirty-five monthly installments of $41,666 starting in June 2000 with a final payment
     of $41,690 due at maturity on May 18, 2003..............................           1,500,000               --
Totalbank IFFC line of credit of $999,000 payable in full on February 18, 1999, interest at 6.5% payable quarterly collateralized by
     certificates of deposit in the amount $999,990..........................             982,586          999,000
AmerBank, PKP line of credit of $300,000 payable in ten quarterly installments of $30,000 commencing on December 26, 1998, interest payable monthly at
     3 1/8% above LIBOR, due at maturity on March 26,
     2001....................................................................             266,362               --
                                                                                     ------------      -----------
Total bank credit facilities.................................................           3,404,622        1,979,995
Less: current maturities.....................................................          (1,512,260)      (1,349,995)
                                                                                     ------------      -----------
Long term bank credit facilities.............................................          $1,892,362      $   630,000
                                                                                     ============      ===========

         On February 24, 1999, IFFP entered into a credit agreement (the "Credit Agreement") with Citibank (Poland) S.A. pursuant to which Citibank granted IFFP a loan in the amount of $5,000,000 (the "Loan"). The purpose of the loan is to finance the construction of nine Burger King restuarants. The loan is priced at 0.8% above LIBOR and matures on January 15, 2000. As of March 22, 1999, $1,734,953 was outstanding on this credit facility. In order for IFFP to enter into the Credit Agreement, holders of the outstanding Notes were required to waive certain provisions of the Note Indenture. As compensation for such waiver, the Noteholders were issued an aggregate of 204,585 shares of Common Stock, with a fair value of $0.56 per share. The fair value of the common stock will be recorded as a deferred financing cost and amortized using the effective interest method over the life of the debt.

         The Loan is guaranteed by BKC and the Company granted BKC a security interest in the outstanding shares of IFFP. As a condition to the guarantee, BKC required that IFFC, IFFP and Mitchell Rubinson enter into a general release in favor of BKC for any and all matters occurring prior to the date of the guarantee. Additionally, the Company and IFFP entered into a reimbursement agreement (the "Reimbursement Agreement") pursuant to which they agreed to reimburse BKC for any and all amounts paid out by BKC pursuant to the guaranty and all costs and expenses incurred by BKC in connection with the enforcement of its rights under the Reimbursement Agreement. BKC also required that the Company, IFFP and Mitchell Rubinson, the Chairman of the Board and Chief Executive Officer of the Company and a principal shareholder ("Rubinson"), execute a general release of BKC relating to any matters that occurred prior to the execution of the Credit Agreement.

         Additionally, Rubinson entered into a purchase agreement with BKC which provides that if IFFP and the Company default on their obligations under the Reimbursement Agreement and BKC takes possession of the IFFP shares, Rubinson is required to purchase the IFFP shares from BKC for an amount equal to all amounts paid out by BKC pursuant to the guaranty and all costs and expenses incurred by BKC in connection with the enforcement of its rights under the Reimbursement Agreement. Mr. Rubinson received a fee of $150,000 from the Company in connection with the Purchase Agreement.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       9% SUBORDINATED CONVERTIBLE DEBENTURES:

         The Convertible Subordinated Debentures (the "Debentures") mature on December 15, 2007 and provide for the payment of interest at 9% semi-annually until maturity.

         The Debentures are subordinated and subject in right of payment to the prior payment of all Senior Indebtedness. The indenture contains no provision restricting the incurrence of additional debt or the issuance of additional securities. The Debentures may be redeemed together with accrued interest at the option of the Company in whole or in part, at any time on at least 30 days notice to Debenture holders at decreasing redemption prices from 109% in 1993 to 100% in 2002 and thereafter. The Debentures are redeemable through the operation of a sinking fund. Sinking fund payments are reduced for Debentures previously converted or redeemed by the Company. In January 1994, the Company offered to exchange units of Common Stock and warrants to purchase common stock for its outstanding Debentures. The Company exchanged approximately $7.0 million of the Debentures pursuant to such offer and, as a result, is not required to fund the Debenture sinking fund until 2004.

8.       11% CONVERTIBLE SENIOR SUBORDINATED DISCOUNT NOTES:

         On November 5, 1997, the Company sold $27,536,000 of 11% Convertible Senior Subordinated Discount Notes Due October 31, 2007 (the "Notes") in a private offering. The Notes are comprised as follows at December 31:

                                                                                  1998                 1997
                                                                                  ----                 ----
Face amount of notes at maturity......................................         $27,536,000          $27,536,000
Unamortized  discount to be  accreted  as  interest  expense and added to the  original  principal  balance of the notes over a
  period of three years...............................................          (4,890,798)          (7,181,320)
                                                                               -----------         ------------
Carrying value........................................................         $22,645,202          $20,354,680
                                                                               ===========         ============

         The Company received net proceeds of $17,662,174 after reduction of the face of the notes for unamortized discount of $7,535,908 and placement costs in the amount of $2,337,918. In addition to the placement costs incurred, the Company also issued to the placement agent 500,000 shares of Common Stock which were valued at $150,000. The value of the shares was included in deferred issuance costs on the accompanying balance sheets and is being amortized using the effective interest method over the life of the Notes.

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

         The Notes are convertible, at the option of the holder, into Common Stock at any time after November 5, 1998. As of December 31, 1998, none of the Notes had been converted into Common Stock. The number of shares of Common Stock issuable upon conversion of the Notes is equal to the accreted value of the Notes being converted, on the date of conversion, divided by $.70 (the "Conversion Ratio"), subject to adjustment in certain events. Accordingly, the number of shares of Common Stock issuable upon conversion of the Notes will increase as the accreted value of the Notes increases. In addition, (a) if the closing sale price (the "closing price") of the Common Stock on the Nasdaq National Market or other securities exchange or system on which the Common Stock is the traded or (b) if not so traded, then the best bid offered price on the OTC Bulletin Board Service (the "BBS") on the days when transactions in the Common Stock are not effected, or on such days as transactions are effected on the BBS, the highest price at which a trade was executed, during any period described below has exceeded the price for such period for at least 20 consecutive trading days (the "Market Criteria Period"), and a registration statement with respect to the resale of Common Stock to be issued upon conversion of the Notes is effective, all of the Notes will be automatically

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

converted into Common Stock at the close of business on the last day of the Market Criteria Period; provided, however, that if the Market Criteria is satisfied during the third year after the closing date of the offering, the conversion will occur only if the Closing Price or OTC Price, as applicable, of the Common Stock is at least $2.80 on such date :

                                   12 Months Beginning         Closing Price
                                   -------------------         -------------
                               October 31, 1999...........         $2.80
                               October 31, 2000...........         $3.25

         The Company was obligated to cause a registration statement to be declared effective registering the resale of the shares of Common Stock to be issued upon conversion of the Notes. The registration statement was declared effective on September 10, 1998. If such registration statement, subject to certain exceptions, ceases to be effective, then IFFC is obligated to pay certain liquidated damages to the holders of the Notes ranging from 1/2% to a maximum of 5.0% of the principal balance of such Notes, depending upon the length of the period of time the registration statement is not effective.

         In the event of a change of control, as defined in the Convertible Senior Subordinated Discount Notes Indenture (the "Indenture"), the holders of the Notes will have the right to require the Company to purchase the Notes at a purchase price of 101% of their accreted value on the date of such purchase, plus accrued interest.

         The Indenture contains certain covenants which among other things, restrict the ability of IFFC and its Restricted Subsidiaries (as defined in the Indenture) to: incur additional indebtedness; create liens, pay dividends or make distributions in respect to their capital stock; make investments; or make certain other restricted payments; sell assets, issue or sell stock of Restricted Subsidiaries; enter into transactions with stockholders or affiliates; engage in unrelated lines of business; or consolidate, merge, or sell all or substantially all of IFFC's assets. In addition, Mitchell Rubinson must remain the Company's Chief Executive Officer.

         The Indenture specifically requires that any temporary cash investments can only be placed in banks that have total capital in excess of $100 million.

9        FUTURE MATURITIES OF DEBT

         Future maturities of Bank credit facilities, Debentures and Notes at December 31, 1998 are as follows:

                                   Years Ending
                                   December 31,
                                   ------------
                                    1999..........         $1,512,260
                                    2000..........            657,662
                                    2001..........            526,354
                                    2002..........            499,992
                                    2003..........            208,354
                                    Thereafter....         30,292,000
                                                       --------------
                                                          $33,696,622
                                                       ==============

10.      FINANCIAL INSTRUMENTS:

         Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued expenses and bank credit facilities payable approximate fair value because of the short maturity of these items. The fair value of the Company's 9% Subordinated Convertible Debentures and 11% Convertible Senior Subordinated Discount Notes are not readily determinable at December 31, 1998, due to the lack of trading activity.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

However, management believes that the carrying value approximates fair value using valuation assumptions that would apply to similar debt instruments issued by companies with similar risks.

11.      SHAREHOLDERS' EQUITY:

         The Company's stock option plan provides for the granting of options to qualified employees and directors of the Company. Stock option activity is shown below at December 31:

                                                                Weighted Average                  Weighted Average
                                                 1998             Share Price          1997          Share Price
                                                 ----             -----------          ----          -----------
    Outstanding at beginning
       of year.........................            570,000           $.40              210,000          $.40
    Granted............................            450,000            .66              410,000           .40
    Exercised..........................                 --             --                   --            --
    Expired............................                 --             --              (50,000)          .40
                                             -------------                             -------
    Outstanding at end of year.........          1,020,000            .52              570,000           .40
                                             =============                             =======
    Exercisable at end of year.........            350,500            .42              256,000           .40
                                             =============                             =======
    Price range of options outstanding
       at end of year..................       $.40 - $.81                                 $.40
    Available for grant at end of year.            980,000                           1,430,000

         In January 1995, and July 1997, all options outstanding were repriced to $1.375 and $.40, respectively, which was equivalent to the market price of the Common Stock on such dates.

         SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued during 1995 and was effective for the year ended December 31, 1996. This pronouncement establishes financial accounting and disclosure standards for stock-based employee compensation plans. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees and directors based on new fair value accounting rules. SFAS No. 123 requires fair value accounting for options and other equity instruments issued to non-employees. Companies that choose not to adopt the new fair value accounting rules for options and equity instruments issued to employees and directors are required to disclose pro forma net income and earnings per share as if the provisions of SFAS No.123 had been adopted.
The Company continues to account for options granted to employees and directors under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but has adopted the disclosure provisions of SFAS No.123. Had compensation costs for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123 for options granted in 1998 and 1997, the Company's net loss and basic and diluted net loss per share for those years would have increased by approximately $85,000 and $170,000 or $0.002 and $0.006 per share respectively. The fair value of the options granted during 1998 and 1997 are estimated at $271,000 and $49,000, respectively, on the dates of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 107%, expected dividend yield of 0%, risk-free interest rate of 5%, and terms of 8.7 years.

         On December 15, 1997, the Company issued 549,865 shares of Common Stock valued at $401,401 in payment of the December 15, 1997 dividend ($171,961) and all dividends in arrears as of that date. At December 31, 1998, no dividends were in arrears.

         During the year ended December 31, 1997 the Company issued shares of Common Stock in satisfaction of outstanding liabilities, payment of expenses and acquisition of working capital. In the opinion of management, the value assigned to the Common Stock issued was approximately equivalent to its fair market value on the date such shares were issued.

         During the years ended December 31, 1998 and 1997, 15,500 and 159,650 shares of Common Stock were issued upon exchange of 465 and 4,790 shares of Preferred Stock, respectively.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         At December 31, 1998, IFFC had reserved the following shares of Common Stock for issuance:

Stock option plans..........................................................................         2,000,000
Warrants issued in connection with 1994 exchange offer, exercisable at $7.00 per
  share through August 1, 1999..............................................................           290,800
Convertible Debentures convertible into Common Stock at a conversion price of $8.50
  per share on or before December 15, 2007..................................................           324,235
Preferred Stock convertible into Common Stock at a conversion rate of 33 1/3 Common
  Shares per share..........................................................................         1,099,500
Warrants to purchase 50,000 shares of Common Stock at an exercise price of $.2831 per
  share.....................................................................................            50,000
Convertible Senior Subordinated Discount Notes convertible into Common Stock, after
  November 5, 1998, at a conversion price of $.70 per share.................................        39,337,143
                                                                                                    ----------
Total reserved shares.......................................................................        43,101,678
                                                                                                    ==========

12.      INCOME TAXES:

         The Company follows SFAS No. 109, Accounting for Income Taxes, which requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not. As of December 31, 1998 and 1997, the Company had net operating loss carryforwards of approximately $9,245,000 and $4,417,000 respectively, for U.S. tax purposes which expire in various years through 2018. Deferred tax assets as of December 31, 1998 and 1997 of approximately $3,476,000 and $1,661,000 respectively, were subject to and presented net of a 100% valuation allowance. At December 31, 1998 and 1997, the Company has capital loss carryforwards of approximately $1,338,000, which expire in 1999.

         As of December 31, 1998 and 1997, the Company's Poland subsidiaries had net operating loss carry-forwards of approximately $2,340,000 and $6,952,000 respectively, which expire in various years through 2001. Deferred tax assets, which primarily result from the net operating loss carried forward as of December 31, 1998 and 1997 of approximately $936,000 and $2,781,000 respectively, were subject to and presented net of a 100% valuation allowance.

13.      RELATED PARTY TRANSACTIONS:

         In January 1997, Mitchell Rubinson and his wife, Marilyn Rubinson, the mother of Mitchell Rubinson, Jaime Rubinson and Kim Rubinson, Mr. Rubinson's daughters, purchased $100,000, $300,000, $50,000, and $50,000 aggregate principal amount of convertible promissory notes, respectively. The notes bore interest at 8% per annum and were convertible into shares of the Company's Common Stock at $.10 per share. The proceeds from the sale of the notes were used to fund the cost of the Company's litigation against BKC and for general working capital purposes. In June 1997 the $500,000 aggregate principal amount of the convertible promissory notes were converted into 5,000,000 shares of Common Stock.

         See Note 15 for a description of transactions with Litigation Funding, Inc.

         See Note 16 for a description of the Company's purchase of KP and PKP, two Polish limited liability companies. Prior to KP's purchase of PKP, PKP was wholly-owned by QPQ Corporation, a former affiliate of the Company.

         On February 24, 1999, IFFP entered into a credit agreement with Citibank (Poland) S.A. pursuant to which Citibank granted IFFP a loan in the amount of $5,000,000 (the "Loan"). The Loan is guaranteed by BKC and the Company granted BKC a security interest in the outstanding shares of IFFP. As a condition to the guarantee, BKC required that IFFC, IFFP and Mitchell Rubinson enter into a general release in favor of BKC for any and all matters occurring prior to the date of the guarantee. In order for IFFP to enter into the Loan, holders of the outstanding Notes were required to waive certain provisions of the Note Indenture. As compensation for such waiver, the Noteholders were issued an aggregate of 204,585 shares of Common Stock with a fair value of $0.56 per share. The fair value of the Common Stock will be recorded as a deferred financing cost and will be amortized using the effective interest method over the life of the Notes.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Additionally, in connection with such transaction, Mitchell Rubinson entered into a purchase agreement with BKC which provides that (i) if IFFP and IFFC default on the Loan and BKC takes possession of the IFFP shares and (ii) IFFC is unable to repurchase the shares of IFFP from BKC, Rubinson is required to purchase the IFFP shares from BKC for an amount equal to all amounts paid out by BKC plus costs and expenses incurred by BKC in connection with the enforcement of its rights under a reimbursement agreement with IFFC and IFFP. In connection with such purchase agreement, the Company paid Mitchell Rubinson a fee of $150,000.

14.      COMMITMENTS AND CONTINGENCIES:

         On March 14, 1997, IFFC and BKC entered into a new Development Agreement (the "BKC Development Agreement"), which was then assigned by IFFC to IFFP; IFFC continues to remain liable for the obligations contained in the BKC Development Agreement. The BKC Development Agreement was amended in February 1999. Pursuant to the BKC Development Agreement, IFFP has been granted the exclusive right until September 30, 2007 to develop and be franchised to operate Burger King restaurants in Poland with certain exceptions discussed below. Pursuant to the BKC Development Agreement, as amended, IFFC is required to open 135 restaurants during the term of the Agreement. Each traditional Burger King restaurant, in-line Burger King restaurant, or drive-thru Burger King restaurant shall constitute one restaurant. A Burger King kiosk restaurant shall, for purposes of the BKC Development Agreement, be considered one quarter of a restaurant. Beginning January 1, 2000, four of the Development Units opened in each year must be in-line or free-standing restaurants within city centers or shopping mall locations.

         Pursuant to the BKC Development Agreement, IFFC is to open three restaurants through September 30, 1998, four restaurants in each year beginning October 1, 1998 and ending December 31, 1999, 16 restaurants in each year beginning January 1, 2000 and ending December 31, 2006 and 12 restaurants in the period beginning January 1, 2007 and ending September 30, 2007. IFFC has opened 13 Burger King restuarants pursuant to the BKC Development Agreement and has satisfied its development requirements through 1999.

         Pursuant to the BKC Development Agreement, IFFC shall pay BKC $1,000,000 as a development fee. IFFC shall not be obligated to pay the development fee if IFFC is in compliance with the development schedule by September 30, 1999, and has achieved gross sales of $11,000,000 for 12 months preceding the September 30, 1999 target date. If the development schedule has been achieved but gross sales were less than $11,000,000, but greater than $9,000,000, the development fee shall be reduced to $250,000. If the development fee is payable due to failure to achieve the performance targets set forth above, IFFC, at its option, may either pay the development fee or provide BKC with the written and binding undertaking of Mr. Mitchell Rubinson, IFFC's Chairman, that the Rubinson Group (as defined below) will completely divest themselves of any interest in IFFC and the Burger King restaurants opened or operated by IFFC in Poland within six months of the date the development fee payment is due. The Rubinson Group shall be defined to include any entity that Mr. Rubinson directly or indirectly owns an aggregate interest of 10% or more of the legal or beneficial equity interest and any parent, subsidiary or affiliate of a Rubinson entity. Mr. Rubinson has personally guaranteed payment of the development fee.

         For each restaurant opened, IFFP is obligated to pay BKC an initial fee of up to $40,000 for franchise agreements with a term of 20 years and $25,000 for franchise agreements with a term of ten years. Each such fee is payable not later than 20 days prior to the restaurant's opening. Pursuant to the amendment to the BKC Development Agreement, BKC agreed to defer $280,000 in franchise fees for seven Burger King restaurants currently under construction until December 31, 1999. Each franchised restaurant must also pay a percentage of the restaurant's gross sales, irrespective of profitability, as a royalty for the use of the Burger King system and Burger King trademarks. The annual royalty fee is 5% of gross sales. However, BKC has agreed to reduce the royalty fee to 2% through September 30, 1998 and 3% through December 31, 2002. Thereafter, the annual royalty fee will be 5%. The restaurants must also contribute a monthly advertising and promotion fee of 6% of gross sales to be used for advertising, sales promotion, and public relations. Payment of all amounts due from IFFP to BKC pursuant to the franchise agreements is guaranteed by IFFC.

         BKC may terminate rights granted to IFFC under the BKC Development Agreement, including franchise approvals for restaurants not yet opened, for a variety of possible defaults by IFFC, including, among others, failure to open restaurants in accordance with the schedule set forth in the BKC Development Agreement; failure to obtain BKC site approval prior to the commencement of each

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

restaurant's construction; failure to meet various operational, financial, and legal requirements set forth in the BKC Development Agreement, including maintaining of IFFP's net worth of $7,500,000 beginning on June 1, 1999. (IFFC was in compliance with such provision as of January 1999.) Upon termination of the BKC Development Agreement, whether resulting from default or expiration of its terms, BKC has the right to license others to develop and operate Burger King restaurants in Poland, or to do so itself.

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

         On August 28, 1997, KP entered into a New Master Franchise Agreement with Domino's which granted KP the exclusive right to develop and operate and to sub-license Domino's Pizza stores and to operate a commissary for the Domino's system and the use of the Domino's and related marks in the operation of stores in Poland. IFFC, as a condition to the New Master Franchise Agreement, contributed $2,000,000 to KP in 1997. IFFC also agreed that any additional capital required above such amount will also be dedicated to KP as needed to permit KP to meet its development quotas. The term of the New Master Franchise Agreement will expire on December 31, 2003, and if KP is in compliance with all material provisions of the New Master Franchise Agreement, it may be extended for an additional ten years in accordance with certain minimum development quotas which KP and Domino's may agree upon by execution of an amendment to the New Master Franchise Agreement. Under the terms of the New Master Franchise Agreement, KP is obligated to open 5, 6, 7, 8, 9, and 10 stores, respectively, beginning in 1998 and ending in the year 2003 for a total of 45 new stores. Of such stores, third party franchise stores shall not exceed 25% of the number of open and operating stores and all stores located in Warsaw, Poland shall be corporate stores. IFFC has opened 11 Domino's Stores pursuant to the New Master Franchise Agreement and has satisfied its development requirements for 1997 and 1998.

         During the term of the New Master Franchise Agreement, KP and its controlling shareholders, including the controlling shareholder of IFFC, will not have any interest as an owner, investor, partner, licensee or in any other capacity in any business engaged in sit-down, delivery or carry-out pizza or in any business or entity which franchises or licenses or otherwise grants to others the right to operate a business engaged in such business which is located in Poland. The latter restriction shall apply for a period of one year following the effective date of termination of the New Master Franchise Agreement.

         The Company maintains its executive offices in approximately 2,500 square feet of leased office space. Annual lease payments are approximately $32,200. IFFC has exercised its second of three, two year renewal options.

         IFFP maintains principal offices in Warsaw, Poland in approximately 4,680 square feet of office space. Annual lease payments are $110,000. The term of the lease is for an unlimited period; however, either party may terminate the lease after the first year with six month written notice. IFFP has the right of first refusal to the purchase of the building and will be reimbursed for the net book value of its improvements to the space upon termination of the lease agreement by the landlord.

         On November 7, 1996, IFFC amended its employment agreement with the Chairman of the Board and Chief Executive Officer, extending his employment term until December 31, 1999. The minimum annual salary during the first year is $183,013 subject to a 10% annual increase for each of the remaining two years. The agreement provides for an annual incentive bonus of 2.5% of the Company's net income. The agreement also provides for various fringe benefits, certain payments if employment is terminated by reason of death or disability and a severance payment of twice the minimum annual salary then in effect, plus the incentive bonus paid in the prior year, in the event employment is terminated by the Company without cause.

         On July 1, 1997, the Company entered into an employment agreement with its Chief Financial Officer for an initial term of three years, which may be extended by the Company for up to two additional years. Minimum annual salary for the first year is $85,000. The agreement provides for various fringe benefits, a payment of $20,000 in the event employment is terminated by reason of death or disability and a maximum payment of $20,000 if employment is

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


terminated without cause by the Company.

         On June 15, 1998, the Company executed an employment agreement with the Company's President and Chief Operating Officer for an initial term of three years, which the Company may extend for up to an additional two years. Minimum annual salary for the first year is $165,000. The agreement provides for various fringe benefits, a payment of $50,000 in the event employment is terminated by reason of death or disability and a payment ranging from $25,000 to $75,000 in the event employment is terminated without cause by the Company.

         In connection with the procurement of restaurant sites, IFFP and PKP have entered into various long-term arrangements for restaurant space. The terms of the various agreements range from approximately two to ten years, plus extensions based upon agreement between the parties. The following is a schedule by years of minimum future rentals on noncancellable operating leases as of December 31, 1998, based on the year end exchange rate:

                          Years Ending December 31,            Poland             U.S.A.
                          -------------------------            ------             ------
                                  1999...............         $1,237,460          $37,100
                                  2000...............          1,237,460           40,800
                                  2001...............          1,237,460               --
                                  2002...............          1,237,460               --
                                  2003...............          1,223,210               --
                                  Thereafter.........         10,290,509               --
                                                            ------------        ---------
                                                             $16,461,719          $77,900
                                                            ============        =========

         Rent expense for 1998 and 1997 was $805,110 and $560,933, respectively.

         IFFP has entered into long-term purchase agreements with its suppliers for its major menu items, which are sourced in Poland. The range of prices and volume of purchases under the agreements vary according to IFFP's demand for the products and fluctuations in market rates.

15.      LITIGATION:

         BKC Litigation. On March 17, 1995, IFFC and IFFP (collectively, the "IFFC Affiliates"), filed suit against BKC in the Eleventh Judicial Circuit Court of the State of Florida. In their amended complaint, the IFFC Affiliates alleged, among other things, that BKC breached certain of its express and implied obligations under the old BKC Development Agreement and the eight existing franchise agreements (the "Franchise Agreements") pertaining to IFFP's eight Burger King restaurants. The IFFC Affiliates further alleged that in connection with BKC's sale of certain of its rights pursuant to the old BKC Development Agreement and the Franchise Agreements, BKC failed to timely deliver to the IFFC Affiliates a complete and accurate franchise offering circular in accordance with rules promulgated by the Federal Trade Commission (the "FTC Count"). The IFFC affiliates also alleged that BKC committed certain acts which constitute fraud and/or deceptive and unfair business practices. The IFFC Affiliates asked the court to, among other things, award them compensatory damages of not less than $15,000,000, punitive damages and certain costs and expenses.

         On March 11, 1997, BKC, IFFC, IFFP and Rubinson, individually and on behalf of Litigation Funding, Inc. entered into a Settlement Agreement. In connection with the execution of the Settlement Agreement, IFFC and BKC entered into the BKC Development Agreement and eight (8) new franchise agreements. BKC paid to IFFC the sum of $5,000,000 (less $21,865 of royalties owed by IFFP to BKC for February 1997) for a net amount of $4,978,135. In addition, BKC forgave $499,768 representing all monies owed BKC by IFFP and IFFC through January 31, 1997. Under the terms of the Settlement Agreement, a portion of such proceeds, not to exceed $2,000,000, could be used to immediately satisfy the actual legal fees and costs of IFFC and IFFP incurred in connection with the BKC litigation,

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

including IFFC's and IFFP's obligation under the agreement between IFFC, IFFP and Litigation Funding, Inc. The remaining $3,000,000 is to be used by IFFC and IFFP for the development of additional BKC restaurants in Poland or working capital for IFFP pursuant to the BKC Development Agreement. All parties to the litigation stipulated to dismissal of the litigation and executed mutual releases.

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

         In consideration of the Amount, IFFC and IFFP each assigned to Funding a portion of any and all benefits and gross sums, amounts and proceeds that each of them may receive, collect, realize, otherwise obtain or benefit from in connection with, resulting from or arising in connection with the BKC Matter or any related claim, demand, appeal, right and/or cause of action of the IFFC Affiliates, including, but not limited to, amounts received or entitled to be received by the IFFC Affiliates in respect to (i) the gross proceeds of any court ordered decision or judgment (a "Judgment") entered in favor of IFFC and/or IFFP, (ii) the Sale Proceeds (as such term is defined in the agreement, the "Sales Proceeds") of any sale of the assets of IFFC and/or IFFP to BKC, any of BKC's affiliates and/or any entity which is introduced to the IFFC Affiliates by BKC (collectively, the "BKC Entities") in connection with a settlement of the BKC Matter, (iii) any amounts paid in compromise or settlement (a "Settlement") of the BKC Matter in whole or in part, (iv) any liabilities or indebtedness of IFFC or IFFP assumed or satisfied by the BKC Entities (the "Debt Relief Proceeds") and (v) the monetary value to the IFFC Affiliates of any concessions made by BKC with respect to its rights under (a) the Development Agreement and/or (b) the Franchise Agreements and any future franchise agreements between BKC and IFFP and/or IFFC (the "Contract Modification Proceeds"). All of the IFFC Affiliates' rights, titles and interests, legal and equitable, in and to such aforementioned benefits and gross sums, amounts and proceeds are collectively referred to herein as the "Proceeds".

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

         In connection with the execution and delivery of the Funding Agreement, IFFC, IFFP, Funding and a law firm (the "Escrow Agent") entered into an Escrow Agreement. Pursuant to the Funding Agreement and the Escrow Agreement, except for Proceeds which the Escrow Agent cannot reduce to physical possession, all Proceeds, if any, resulting from the BKC Matter are to be delivered to the Escrow Agent before they are delivered to the IFFC Affiliates and/or Funding. The Escrow Agent is required to dispose of Proceeds only in accordance with (1) the joint written instructions of the Company, IFFP and Funding, or (2) the instructions of a court of competent jurisdiction. The Funding Agreement

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

provides that the Escrow Agent shall first apply all Readily Available Cash Proceeds (as such term is defined below, the "Readily Available Cash Proceeds") to satisfy Funding's rights to Proceeds (assigned to Funding by IFFC or IFFP) before any non-Readily Available Cash Proceeds are delivered to Funding by the Escrow Agent on behalf of such company. Readily Available Cash Proceeds are defined to be all cash proceeds payable to IFFC, IFFP or Funding within one (1) year of a Judgment or Settlement. In the event that the Readily Available Cash Proceeds are not sufficient to satisfy Funding's rights in Proceeds (assigned to Funding by such company), then IFFC and IFFP have each agreed to pay out of its individually available "cash and cash equivalents" (the "Cash Resources") an amount of Cash Resources to satisfy the deficiency. In the event that the Readily Available Cash Resources of a company are insufficient to cover the deficiency, such company, subject to Funding's agreement, will have the right to elect which assets it will deliver to Funding in satisfaction of Funding's rights to receive Proceeds. In the event that Funding is unable to agree with a company with respect to which assets such company will deliver to Funding, then the matter shall be submitted to a court of competent jurisdiction.

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


         The gain on settlement of the BKC Litigation is comprised as follows:
                   Settlement Proceeds:
                     Cash received from BKC...........................         $ 5,000,000
                     Forgiveness of liabilities due to BKC............             499,768
                     Value attributable to Development Agreement......           1,000,000
                                                                              ------------
                            Total proceeds............................           6,499,768

                   Less Settlement Costs and Deferred Credits:
                     Legal fees and costs paid by IFFC................          (1,447,082)
                     Legal fees and costs paid by Funding.............            (750,001)
                     Deferred Credit..................................          (1,000,000)
                                                                              ------------
                     Net settlement proceeds..........................           3,302,685
                     Portion of net settlement proceeds due to Funding          (2,477,014)
                     Legal fees and costs paid by IFFC in prior to 1997
                     and charged against operations...................             501,399
                                                                              ------------
                     IFFC gain on settlement..........................          $1,327,070
                                                                              ============

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         The payable to Funding was calculated as follows:
                   Portion of net settlement proceeds due to Funding........       $2,477,014
                   Reimbursement of legal fees and costs paid by Funding....          750,001
                                                                                   ----------
                   Balance due to Funding...................................        3,227,015
                   Payment made in May 1997.................................        1,028,521
                                                                                   ----------
                   Promissory note payable to Funding.......................       $2,198,494
                                                                                   ==========

         The promissory note provided for interest at prime plus 1%, and was scheduled to mature on December 31, 1998. The note was collateralized by the Company's equity interest in IFFP.

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

         On July 14, 1997, the date of the Merger Agreement with Litigation Funding, Inc., the Company's Common Stock was trading at approximately $.34 per share. However, due to the lack of an established trading market for the Company's Common Stock, the disinterested Directors of the Company did not utilize the quoted price per share to determine the number of shares to issue in connection with the Merger Agreement. Instead the June 30, 1997 book value of the Company ($.1166 per share) was utilized to measure the Company's fair value. In the opinion of the disinterested Directors of the Company, the value assigned to the Common Stock issued was approximately equivalent to its fair value on the date such shares were issued.

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

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Dispute with Polish Fiscal Authorities. As of July 1995, IFFC may have become subject to penalties for failure to comply with an amended tax law requiring the use of cash registers with certain calculating and recording capabilities and which are approved for use by the Polish Fiscal Authorities. As a penalty for noncompliance, Polish tax authorities may disallow certain value added tax deductions for July and August 1995. Additionally, penalties and interest may be imposed on these disallowed deductions. IFFP believes that its potential exposure is approximately $560,000, which amount has been accrued for in the accompanying consolidated financial statements as of December 31, 1998. IFFP has requested a final determination by the Polish Minister of Finance. The Company is unable to predict the timing and nature of the Minister's ruling. Although IFFP's NCR Cash Register System was a modern system, it could not be modified. In 1998, IFFP replaced the system with a new Siemen's system which complies with Polish regulations.

         Regenesis Matter. The Company is a party to the following legal proceeding: Elpoint Company, LLC and Gennady Yakovlev, vs. Mitchell Rubinson, Marilyn Rubinson, Edda Rubinson, Nigel Norton, James F. Martin, Leon Blumenthal, Lawrence Rutstein, Shulman & Associates, Inc., Manny Schulman, Franklyn Weichselbaum, James Miranti, International Fast Food Corporation, Domino's Pizza International, Inc., Regenesis Holdings Corporation, United States District Court, Northern District of California (Case No. 99-1107 CRB). On March 10, 1999, certain shareholders of Regenesis Holdings Corporation (f/k/a QPQ Corporation) ("Regenesis") filed a complaint against IFFC and certain of its senior management and principal shareholders, including Mitchell Rubinson, IFFC's Chairman of the Board and Chief Executive Officer, and James Martin, IFFC's Vice President and Chief Financial Officer. Regenesis formerly held the right to develop Domino's Pizza stores in Poland. Certain former officers and principal stockholders of Regenesis are officers and principal shareholders of IFFC. The complaint alleges, among other things, that the defendants fraudulently transferred the Domino's development rights to IFFC, thereby causing Regenesis to lose value. Additionally, the complaint alleges that IFFC engaged in the misappropriation of corporate opportunities of QPQ Corporation. The plaintiffs are seeking unspecified monetary damages, including treble and punitive damages, and reasonable costs and attorney's fees. Because this matter is in its preliminary stages, management is unable to determine what effect it will have upon IFFC's financial condition, results of operation or liquidity; however, management believes that the claims are without merit.

16.      OTHER TRANSACTIONS:

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

         The following unaudited pro forma summary presents the consolidated results of operations for the year ended December 31, 1997 as if the acquisition had occurred at January 1, 1997 and does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.

           Total revenues................................     $  6,673,191
           Net loss......................................     $ (1,384,323)
           Basic and diluted net loss per share..........            $(.05)

         In September 1998, IFFC purchased from Agros Investments, S.A., a Polish company, the remaining 15% of the outstanding shares of IFFP, IFFC's polish subsidiary which operates its Burger King Division, for approximately $1.5 million. The excess of purchase price over the carrying value of the minority interest has been recorded as cost in excess of net assets acquired in the accompanying 1998 balance sheet and is being amortized over 35 years.

17.  SEGMENT INFORMATION

         The Company operates subsidiaries in the fast food industry in the Republic of Poland. The Company, through its two wholly owned subsidiaries, International Fast Food Polska, Sp. z o.o. ("IFFP") and Pizza King Polska, Sp. z o.o. ("PKP"), operates franchised Burger King restaurants and Domino's Pizza stores, respectively, in the Republic of Poland. The Company's reportable segments are strategic business units that offer different products. The Company evaluates the performance of its segments based on revenue and operating income. The Company's Burger King restaurants offer dine-in and take out hamburgers, cheeseburgers, chicken sandwiches, fish sandwiches, french fries, soft drinks including milk shakes and ice cream. The Company's Domino's Pizza stores offer its customers take out and delivery service for its pizzas, salads, sandwiches, chicken wings, breadsticks, soft drinks and ice cream. There is no material intersegment revenue. Interest expense related to working capital and development activity is included the Company's Consolidated Statements of Operations.

         The following table presents financial information regarding the Company's different industry segments as of and for the year ended December 31, 1998 (in thousands):

                                                  IFFP          PKP         Total      Corporate      Consolidated
                                                  ----          ---         -----      ---------      ------------
Restaurant/store sales................        $  6,322        $2,104       $8,426           $--         $  8,426
Other revenue.........................              63            --           63            --               63
                                              --------       -------     --------        ------         --------
Total revenue.........................           6,385         2,104        8,489            --            8,489

Restaurant operating expenses.........           5,754         2,165        7,919            --            7,919
Depreciation and amortization.........           1,104           405        1,509            --            1,509
General and administrative expenses...           1,410           297        1,707         1,619            3,326
                                              --------       -------     --------        ------         --------

Loss from operations..................        $ (1,883)       $ (763)    $ (2,646)       (1,619)        $ (4,265)
                                              ========       =======     ========        ======         ========

Capital expenditures..................          11,247         2,031       13,278            13           13,291

Total assets..........................          18,536         3,406       21,942         9,905           31,847

Total foreign non-current assets......          15,150         2,681       17,831            --           17,831