Form 10QSB
period 1999-03-31
INTERNATIONAL FAST FOOD CORP
filed 1999-05-17
CIK 885549

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

---
 X    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
---   Act of 1934

      For the quarterly period ended March 31, 1999

---
     Transition Report Under Section 13 or 15(d) of the Exchange Act
---

     For the transition period from ____________ to ____________.


                         COMMISSION FILE NUMBER: 1-11386

                       INTERNATIONAL FAST FOOD CORPORATION
                       -----------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                    FLORIDA                                    65-0302338
(State or Other Jurisdiction of Incorporation or            (I.R.S. Employer
                 Organization)                              Identification No.)
-----------------------------------------------             -------------------


                          1000 LINCOLN ROAD, SUITE 200
                           MIAMI BEACH, FLORIDA 33139
            --------------------------------------------------------
                     (Address of Principal Executive Office)


                                 (305) 531-5800
            --------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

The number of shares outstanding of the issuer's common stock, par value $.01 per share as of May 14, 1999 was 45,106,172.

Traditional Small Business Disclosure Format:     Yes       No  X
                                                      ---      ---

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                                      INDEX




PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of March 31, 1999 (unaudited)
           and December 31, 1998 .......................................     2

           Consolidated Statements of Operations for the Three Months
           Ended March 31, 1999 and 1998 (unaudited)....................     3

           Consolidated Statements of Shareholders' Deficit for the Three
           Months Ended March 31, 1999 (unaudited)......................     4

           Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 1999 and 1998 (unaudited)....................     5

           Notes to Consolidated Financial
           Statements .................................................. 6 - 11

           ITEM 2.    Management's Discussion and Analysis or
                      Plan of Operation ................................12 - 17

PART II.   OTHER INFORMATION

           ITEM 1.  Legal Proceedings...................................     18

           ITEM 6.  Exhibits and Reports on Form 8-K....................     20

           SIGNATURES...................................................     21

                         PART I I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.



              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                  MARCH 31,      DECEMBER 31,
                                                                                    1999             1998
                                                                                    ----             ----
                                                                                (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents.............................................      $1,440,630       $4,013,371
     Restricted cash and certificates of deposit...........................         999,990          999,990
     Receivables...........................................................         859,855        1,573,480
     Inventories...........................................................         851,321          842,867
    Prepaid expenses and other.............................................         429,570        1,150,700
                                                                                -----------      -----------
         Total Current Assets..............................................       4,581,366        8,580,408

Furniture, Equipment, Buildings and Leasehold Improvements, net............      20,294,853       17,137,181

Deferred Debenture Issuance Costs, net of accumulated  amortization of
   $198,980 and $190,666, respectively.....................................         233,345          241,659

Deferred  Issuance  Costs  of  11%  Convertible  Senior   Subordinated
   Discount  Notes,  net of accumulated  amortization  of $122,760 and            2,395,613        2,417,546
   $100,827, respectively..................................................

Other  Assets,  net  of  accumulated   amortization  of  $324,232  and
   $284,532, respectively..................................................       1,083,076          991,461

Burger King  Development  Rights,  net of accumulated  amortization of
   $216,216 and $189,189, respectively.....................................         783,784          810,811

Domino's  Development  Rights,  net  of  accumulated  amortization  of
   $54,397 and $46,626, respectively.......................................         134,706          142,477

Costs  in  excess  of  net  assets   acquired,   net  of   accumulated
   amortization of $38,614 and $19,307, respectively.......................       1,505,955        1,525,260
                                                                                -----------      -----------
         Total Assets......................................................     $31,012,698      $31,846,803
                                                                                ===========      ===========


                 LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:

     Accounts payable......................................................     $ 2,794,028     $  3,889,528
     Accrued interest payable..............................................         108,625           87,077
     Other accrued expenses................................................       1,268,589        1,176,019
     Current portion of bank credit facilities.............................       4,240,034        1,512,260
                                                                                -----------      -----------
         Total Current Liabilities.........................................       8,411,276        6,664,884

11%  Convertible  Senior  Subordinated  Discount Notes due October 31,           23,254,156       22,645,202
   2007....................................................................

Bank Credit Facilities.....................................................       1,766,363        1,892,362

9% Subordinated Convertible Debentures, due December 15, 2007..............       2,756,000        2,756,000
                                                                                -----------      -----------
         Total Liabilities.................................................      36,187,795       33,958,448
                                                                                 ----------       ----------
Deferred Credit............................................................       1,000,000        1,000,000
                                                                                -----------      -----------

COMMITMENTS AND CONTINGENCIES (NOTES 2, 8 AND 9)

SHAREHOLDERS' DEFICIT:

     Preferred Stock, $.01 par value, 2,000,000 shares authorized; 32,985 and
       32,985 shares issued and outstanding, respectively
       (liquidation preference of $3,298,500)..............................             330              330

     Common  Stock,  $.01 par value,  200,000,000  shares  authorized;
       45,106,172  and  44,901,587   shares  issued  and  outstanding,              451,062          449,016
       respectively........................................................

     Additional paid-in capital............................................      18,000,770       17,888,248

     Accumulated deficit...................................................     (24,627,259)     (21,449,239)
                                                                                ------------     ------------
         Total Shareholders' Deficit.......................................      (6,175,097)      (3,111,645)
                                                                                ------------     ------------
         Total Liabilities and Shareholders' Deficit.......................     $31,012,698      $31,846,803
                                                                                ============     ============




                             See Accompanying Notes



              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                                                          THREE MONTHS ENDED
                                                                                                MARCH 31
                                                                                          --------------------
                                                                                          1999            1998
                                                                                          ----            ----
REVENUES:
Sales.........................................................................        $  3,694,573     $ 1,804,801

FOOD AND PACKAGING COSTS......................................................           1,451,966         696,524
                                                                                         ---------       ---------

GROSS PROFIT..................................................................           2,242,607       1,108,277
                                                                                         ---------       ---------

OPERATING EXPENSES:
    Payroll and related costs.................................................             728,261         325,366
    Occupancy and other operating expenses....................................           1,122,713         505,897
    Preopening expenses (Note 2) .............................................             447,735           --
    Depreciation and amortization.............................................             873,496         206,740
                                                                                         ---------       ---------
         Total operating expenses.............................................           3,172,205       1,038,003
                                                                                         ---------      -----------

(Loss) Income from operations before general and administrative expenses......            (929,598)         70,274

GENERAL AND ADMINISTRATIVE EXPENSES...........................................           1,278,721         534,411
                                                                                         ---------      -----------

Loss from operations..........................................................          (2,208,319)       (464,137)
                                                                                         ---------      -----------

OTHER INCOME (EXPENSES):
    Interest and other income, net............................................             143,163         277,745
    Interest expense, including amortization of issuance costs................            (659,128)       (705,951)
    Foreign currency exchange gain/(loss).....................................             166,264         (20,063)
                                                                                         ----------     -----------
         Total other income (expenses)........................................            (349,701)       (448,269)
                                                                                         ----------     -----------
Loss before minority interest.................................................          (2,558,020)       (912,406)

Minority interest in losses of consolidated subsidiary........................                  --          25,822

Cumulative effect of change in accounting principal (Note 2)..................            (620,000)             --
                                                                                      ------------      -----------

NET LOSS......................................................................         $(3,178,020)      $(886,584)
                                                                                      ============      ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE...................................              $ (.07)         $ (.02)
                                                                                      ============      ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING..........................          44,972,055      44,641,247






                             SEE ACCOMPANYING NOTES



              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)


                                              COMMON STOCK       PREFERRED STOCK    ADDITIONAL
                                              ------------       ---------------     PAID IN     ACCUMULATED
                                         SHARES       AMOUNT    SHARES    AMOUNT     CAPITAL       DEFICIT         TOTAL
                                         ------       ------    ------    ------     -------       -------         -----

Balances, December 31, 1998...........  44,901,587    $449,016   32,985     $330    $17,888,248  $ (21,449,239)  $(3,111,645)

  Issuance of common stock to
  11% Noteholders.....................     204,585       2,046      --       --      112,522             --          114,568

  Net loss for the period.............        --           --       --       --          --      $ (3,178,020)   $(3,178,020)
                                        ----------    --------   ------     ----    -----------  -------------   -----------

Balances, March 31, 1999 (unaudited)..  45,106,172    $451,062   32,985     $330    $18,000,770  $(24,627,259)   $(6,175,097)
                                        ==========    ========   ======     ====    ===========  ============    ===========
















                             SEE ACCOMPANYING NOTES


              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                   ----------------------------
                                                                                    1999                 1998
                                                                                    ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss...............................................................        $(3,178,020)    $   (886,584)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Amortization and depreciation of furniture, equipment, buildings,
       leasehold improvements and development rights......................            696,099          249,852
     Amortization of debt discount and issuance costs.....................            639,201          604,278
     Value of stock issued in connection with debt waiver.................            114,568               --
     Minority interest in losses of subsidiary............................                 --          (25,822)
     Other operating items................................................            105,024          (11,942)
   Changes in operating assets and liabilities, net of
     acquisition of business:
     Receivables..........................................................            713,625          (94,067)
     Inventories..........................................................             (8,454)           3,172
     Prepaid expenses and other...........................................            782,732         (152,827)
     Accounts payable and accrued expenses................................           (981,382)         380,727
                                                                                   -----------    ------------
   Net cash (used in) provided by operating activities....................         (1,116,607)          66,787
                                                                                   -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Payments for furniture, equipment, buildings and leasehold
     improvements.........................................................         (3,759,968)        (752,744)
   Payments for franchise fees and other assets...........................           (192,917)           2,849
                                                                                   -----------    ------------
   Net cash used in investing activities..................................         (3,952,885)        (749,895)
                                                                                   -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Repayments of bank credit facilities...................................           (149,592)         (62,995)
   Borrowings under bank credit facilities................................          2,751,367               --
                                                                                    ---------     ------------
   Net cash provided by (used in) financing activities....................          2,601,775          (62,995)
                                                                                    ---------     ------------
   EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS...........           (105,024)          11,942
                                                                                    ---------     ------------
   DECREASE IN CASH AND CASH EQUIVALENTS..................................         (2,572,741)        (734,161)
   BEGINNING CASH AND CASH EQUIVALENTS....................................          4,013,371       18,642,335
                                                                                    ---------       ----------
   ENDING CASH AND CASH EQUIVALENTS.......................................         $1,440,630      $17,908,174
                                                                                   ==========      ===========
   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest.............................................................        $    64,513     $     34,321
                                                                                  -----------     ------------
     Interest capitalized ................................................        $   112,900     $         --
                                                                                  ===========     ============




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


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BASIS OF PRESENTATION -- The accompanying unaudited consolidated financial statements, which are for interim periods, have been prepared by the Company in conformity with the instructions to Form 10-QSB and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1998 of International Fast Food Corporation and Subsidiaries (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1998 consolidated balance sheet contained herein was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

         The accompanying unaudited consolidated financial statements include the accounts of the Company and its Polish subsidiaries, International Fast Food Polska, Sp. z.o.o. ("IFFP"), Krolewska Pizza, Sp. z.o.o. ("KP") and Pizza King Polska, Sp. z.o.o. ("PKP"). IFFP currently operates 24 Burger King restaurants and 15 Domino's Pizza stores and a Domino's-approved commissary in Poland. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the interim consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information contained therein. The interim results of operations are not necessarily indicative of the results which may be expected for the full year.

         IFFC's restaurant and store operations are conducted in Poland. The Polish economy has historically been characterized by high rates of inflation and devaluation of the Polish zloty against the dollar and European currencies. However, in recent years, the rates of inflation and devaluation improved. For the years ended December 31, 1994, 1995, 1996, 1997 and 1998 the annual inflation rate in Poland was 32%, 21.6%, 19.5%, 13.0% and 8.6%, respectively. Payment of interest and principal on the 9% Convertible Subordinated Debentures, 11% Convertible Senior Subordinated Discount Notes and payment of franchise fees to Burger King Corporation ("BKC") and Domino's Pizza, Inc. ("Domino's") for each restaurant and store opened are in United States currency. Additionally, the Company is dependent on certain sources of supply which require payment in European or United States currencies. Because IFFC's revenues from operations are in zlotys, the official currency of Poland, IFFC is subject to the risk of currency fluctuations. IFFC has and intends to maintain substantially all of its unutilized funds in United States or Western European currency denominated securities and/or European Currency Units. There can be no assurance that IFFC will successfully manage its exposure to currency fluctuations or that such fluctuations will not have a material adverse effect on IFFC.

         The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. At March 31, 1999 and December 31, 1998, the exchange rate was 3.9785 and 3.494 zlotys per dollar, respectively. The accounts of IFFC's Polish subsidiaries are maintained in zlotys and are remeasured into U.S. dollars, the functional currency, at the end of each reporting period. Monetary assets and liabilities are remeasured, using current exchange rates. Non-monetary assets, liabilities, and related expenses, primarily furniture, equipment, leasehold improvements and related depreciation and amortization, are remeasured using historical exchange rates. Income and expense accounts, excluding depreciation and amortization, are remeasured using an annual weighted average exchange rate. Transaction gains and losses that arise from exchange rate fluctuations in transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         LIQUIDITY AND PLAN OF OPERATIONS -- As of March 31, 1999, IFFC had negative working capital of approximately $3,829,910 and cash and cash equivalents of $1,440,630. IFFC has significant commitments to develop restaurants in accordance with the BKC Development Agreement and the New Master Franchise Agreement with Domino's. The Company has sustained losses from operations since its incorporation in December 1991. For the three months ended March 31, 1999 and 1998, the Company reported net losses of $3,178,020 and $886,584, respectively. At March 31, 1999 the Company had an accumulated deficit of $24,627,259 and a shareholders' deficit of $6,175,097. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Management believes that cash flows from currently existing stores and additional stores to be opened in 1999, when combined with existing financial resources and drawings on the Company's $5,000,000 line of credit secured by BKC (see Note 8), will be sufficient to fund operations and development costs through at least January 1, 2000. However, no assurance can be given that management's plans will be achieved. Management is seeking to obtain additional equity financing to fund future development. No assurance can be given that such financing will be obtained or that it can be obtained on favorable terms.

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

         NET LOSS PER COMMON SHARE -- The net loss per common share in the accompanying statements of operations has been computed based upon the provisions of SFAS No. 128, Earnings per Share, which became effective for reporting periods ending after December 15, 1997. The basic net loss per common share in the accompanying statements of operations is based upon the net loss after preferred dividend requirements of $55,875 in 1999 and 1998, respectively, divided by the weighted average number of shares outstanding during each period. Diluted per share data for the three months ended March 31, 1999 and March 31, 1998 is the same as basic per share data since the inclusion of all potential common shares that would be issuable upon the exercise of options and warrants and the assumed conversion of convertible debt and preferred stock would be anti-dilutive.

         STORE PREOPENING EXPENSES -- Prior to January 1, 1999, the Company capitalized preopening costs associated with opening new restaurants. Upon commencement of revenue producing activities at a restaurant location, these capitalized preopening costs were amortized over one year. In April 1998, the Accounting Standards Executive Committee of the American Institute of Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires costs of start-up activities to be expensed as incurred. The Company adopted SOP 98-5 on January 1, 1999. Upon adoption, the Company expensed previously capitalized start-up costs totaling $620,000 at January 1, 1999. In accordance with SOP 98-5, adoption has been reported as a cumulative effect of change in accounting principle on the accompanying statement of operations for the three months ended March 31, 1999. Preopening costs of $447,735 incurred subsequent to December 31, 1998 have been charged directly to expense. If SOP 98-5 had been adopted on January 1, 1998, preopening expenses would have been $152,572 during the three months ended March 31, 1998 and $881,338 for the year ended December 31, 1998.

         ADVERTISING EXPENSE -- The Company accounts for advertising expense in accordance with SOP 93-7, "Accounting for Advertising Costs" which generally requires that advertising costs be expensed either as incurred or the first time the advertising takes place. It is the Company's policy to expense advertising costs the first time the advertising takes place. However, Accounting Principles Board Opinion ("APB") No. 28, "Interim Financial Reporting" allows advertising costs to be deferred within a fiscal year if the benefits of an advertising expenditure clearly extend beyond the interim period in which the expenditure is made. Pursuant to APB 28, it is the Company's policy to defer advertising expenses at the end of interim periods to the extent that such costs will clearly benefit future interim periods. During the three months ended March 31, 1999, the Company incurred advertising expense of approximately $710,000, of which approximately $382,000 was deferred at March 31, 1999 and is included in prepaid expenses on the accompanying balance sheets. Pursuant to SOP 93-7, the Company is required to expense all advertising incurred at the end of the fiscal year.

         RECLASSIFICATION -- Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

 3.       RESTRICTED CASH:

         At March 31, 1999, the Company had a $999,990 certificate of deposit hypothecated to an outstanding line of credit with Totalbank.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.       BANK CREDIT FACILITIES:

         Bank credit facilities at March 31, 1999 and December 31, 1998 consists of the following:


                                                                                                    March 31,      December 31,
                                                                                                      1999            1998
                                                                                                   -----------    -------------
                                                                                                   (unaudited)
   Amerbank, S.A, IFFP overdraft credit line, variable rate approximately equal
        to prime, expires April 1, 1999 ....................................................        $        0       $    386

   Amerbank, S.A., PKP overdraft credit line, variable rate approximately equal
        to prime, expires June 1, 1999......................................................             2,081         25,288

   Amerbank, PKP line of credit of $300,000 payable in ten quarterly installments of $30,000 commencing on December 26, 1998, interest
        payable monthly at 3-1/8% above LIBOR, due at maturity March 26, 2001...............           236,363        266,362

   Amerbank, IFFP line of credit of $950,000 payable in twenty nine monthly installments of $32,000 commencing on March 12, 1998, interest payable
        monthly at .50% above LIBOR, due at maturity on August 12, 2000.....................           534,000        630,000

   Amerbank, IFFP revolving credit facility of $1,500,000, interest is payable monthly at 2.50% above LIBOR, payable in thirty five monthly installments
        of $91,666 with final payment of $41,690 due at maturity on May 18, 2003............         1,500,000      1,500,000

   Totalbank, IFFC line of credit of $999,000 payable in full on August 19,
        1999, interest at 6.5% payable quarterly collateralized by certificates
        of deposit in the amount of $999,990................................................           999,000        982,586

   Citibank, IFFP line of credit of $5,000,000 payable at maturity of January
        15, 2000, interest at LIBOR plus .8%, interest payable quarterly,
        unsecured                                                                                    2,734,953            --
                                                                                                     ---------     ----------
   Total Debt...............................................................................         6,006,397      3,404,622

   Less: Current Maturities.................................................................         4,240,034      1,512,260
                                                                                                     ---------     ----------
   Long Term Debt...........................................................................        $1,766,363     $1,892,362
                                                                                                    ==========     ==========


5.       9% CONVERTIBLE SUBORDINATED DEBENTURES:

         The 9% Convertible Subordinated Debentures (the "Debentures") mature on December 15, 2007 and provide for the payment of cash interest, semi-annually on June 15 and December 15, until maturity. At March 31, 1999 and December 31, 1998, there were $2,756,000 of Debentures outstanding.

6.       11% CONVERTIBLE SENIOR SUBORDINATED DISCOUNT NOTES:

         On November 5, 1997, the Company sold $27,536,000 of 11% Convertible Senior Subordinated Discount Notes Due October 31, 2007 ( the "Notes") in a private offering. At March 31, 1999 and December 31, 1998, the notes are comprised as follows:

                                                           March 31,      December 31,
                                                              1999            1998
                                                          -----------     ------------
                                                          (unaudited)

        Face amount of notes at maturity..............    $27,536,000     $27,536,000
        Unamortized  discount to be accreted as
        interest   expense  and  added  to  the
        original   principal   balance  of  the
        notes over a period of three years............     (4,281,844)     (4,890,798)
                                                          -----------     -----------
        Carrying value................................    $23,254,156     $22,645,202
                                                          ===========     ===========

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The Notes are convertible, at the option of the holder, into Common Stock at any time after November 5, 1998. As of March 31, 1999, none of the Notes had been converted into Common Stock.

7.       SHAREHOLDERS' EQUITY:

         The Company's stock option plan provides for the granting of options to qualified employees and directors of the Company. Stock option activity is shown below for the three months ended March 31, 1999:



                                                                                 WEIGHTED AVERAGE
                                                                        1999        SHARE PRICE
                                                                        ----        -----------
     Outstanding at beginning of period......................        1,020,000           $.42
     Granted.................................................
     Exercised...............................................
     Expired.................................................          100,000           $.40
                                                                       -------
     Outstanding at end of period............................          920,000           $.42
                                                                       =======
     Exercisable at end of period............................          330,500           $.40
     Price range of options outstanding at end of period.....     $.40-- $.81
     Available for grant at end of period....................        1,080,000

         At March 31, 1999, IFFC had reserved the following shares of Common Stock for issuance:

Stock option plans........................................................................ 2,000,000

Warrants issued in connection with 1994 exchange offer, exercisable at $7.00 per
     share through August 1, 1999.........................................................   290,800

Convertible Debentures convertible into Common Stock at a conversion price of
     $8.50 per share on or before December 15, 2007.......................................   324,235

Preferred Stock convertible into Common Stock at a conversion price of $3.00 per share ............................................................................... 1,099,500

Warrants to purchase 50,000 shares of Common Stock at an exercise price of
     $.2831 per share on or before January 5, 2004........................................    50,000

Convertible Senior Subordinated Discount Notes convertible into Common Stock, after November 5, 1998, at a conversion price of $.70 per share......................39,337,143
                                                                                          ----------
Total reserved shares.....................................................................43,101,678
                                                                                          ==========

8.       COMMITMENTS AND CONTINGENCIES:

         On February 24, 1999, IFFP entered into a credit agreement (the "Credit Agreement") with Citibank (Poland) S.A. pursuant to which Citibank granted IFFP a loan in the amount of $5,000,000 (the "Loan"). The purpose of the loan is to finance the construction of nine Burger King restaurants. The loan is priced at 0.8% above LIBOR and matures on January 15, 2000. As of March 31, 1999, $2,734,953 was outstanding on this credit facility. In order for IFFP to enter into the Credit Agreement, holders of the outstanding Notes were required to waive certain provisions of the Note Indenture. As compensation for such waiver, the Noteholders were issued an aggregate of 204,585 shares of Common Stock, with a fair value of $0.56 per share. The fair value of the common stock has been expensed in the quarter.

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

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         In March 1999, the Company entered into a letter agreement whereby it granted Host Marriott Service Corporation ("Host Marriott") the non-exclusive rights to develop and operate Burger King restaurants within enclosed shopping centers located in Poland where Host Marriott has leased substantially all of the food and beverage facilities, each location to be subject to the approval of Burger King. Pursuant to such agreement, Host Marriott will pay IFFC (a) an initial fee of US $25,000 per location in exchange for IFFC's pre-opening support and assistance, including furnishing design and construction advice, hiring and training management staff, and advising on the selection of information and accounting systems for each Burger King restaurant developed by Host Marriott, and (b)an on-going annual fee equal to the greater of U.S. $7,000 per location, or 1.5% of Host Marriott's gross receipts from the operation of each Burger King restaurant, in exchange for IFFC's on-going technical assistance and services, including maintaining quality standards, procurement and supply services, and on-going staff training. The annual fee will be payable monthly, with an annual reconciliation, and will continue for the duration of Host Marriott's operation of the location as a Burger King restaurant.

         Further, IFFC has the option to acquire up to 50% interest in the net income of any Burger King restaurants developed by Host Marriott pursuant to the agreement. IFFC may exercise such option by giving Host Marriott written notice, at any time prior to the opening of each Burger King restaurant, specifying the percentage interest that IFFC intends to acquire. If IFFC exercises such option, it will be responsible for a pro rata portion of the total costs incurred by Host Marriott in building, equipping and opening such restaurant, together with a pro rata portion of the cost of any common facilities (e.g., seating areas, tray wash areas, office and storage space, point of sale and telecommunications systems, etc.) used in connection therewith. The letter agreement terminates simultaneously with the BKC Agreement. Additionally, Host Marriott will be responsible for all amounts payable to BKC (e.g., franchise fees, advertising contributions, and royalty fees) for the franchise rights for each location developed by it pursuant to the agreement.


9.       LITIGATION:

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

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         OTHER LITIGATION. The Company is not a party to any litigation or governmental proceedings that management believes would result in any judgments or penalties that would have a material adverse effect on the Company.


10.     SEGMENT INFORMATION

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

The following table presents financial information regarding the Company's different industry segments as of and for the three month periods ended March 31, 1999 and 1998 (in thousands).


THREE MONTHS ENDED MARCH 31, 1999 (unaudited)
---------------------------------------------

                                           IFFP          PKP         Total       Corporate     Consolidated
                                       ---------------------------------------------------------------------
Restaurant/store sales................. $  2,651      $  1,030      $  3,681      $     --      $  3,681
Other revenue..........................       13           --             13            --            13
                                        --------      --------      --------      --------      --------
   Total revenue.......................    2,664         1,030         3,694            --         3,694

Food and packaging costs...............    1,099           353         1,452            --         1,452
Restaurant operating costs.............    1,299           551         1,850            --         1,850
Preopening expenses ...................      365            83           448            --           448
Depreciation and amortization..........      668           206           874            --           874
General and administrative expenses....      329           125           454           824         1,278
                                        --------      --------      --------      --------      --------

Loss from operations................... $ (1,096)     $   (288)     $ (1,384)     $   (824)     $ (2,208)
                                        ========      ========      ========      ========      ========

THREE MONTHS ENDED MARCH 31, 1998 (unaudited)
---------------------------------------------

                                           IFFP          PKP         Total       Corporate     Consolidated
                                       ---------------------------------------------------------------------
Restaurant/store sales................. $  1,379      $    407      $  1,786      $     --      $  1,786
Other revenue..........................       19           --             19            --            19
                                        --------      --------      --------      --------      --------
   Total revenue.......................    1,398           407         1,805            --         1,805

Food and packaging costs...............      560           137           697            --           697
Restaurant operating costs.............      614           217           831            --           831
Depreciation and amortization..........      166            41           207            --           207
General and administrative expenses....      205            52           257           277           534
                                        --------      --------      --------      --------      --------

Loss from operations................... $   (147)     $    (40)     $   (187)     $   (277)     $   (464)
                                        ========      ========      ========      ========      ========

Total assets:
   December 31, 1998................... $ 18,536      $  3,406      $ 21,942      $  9,905      $ 31,847
                                        ========      ========      ========      ========      ========

   March 31, 1999...................... $ 20,401      $  3,210      $ 23,611      $  7,402      $ 31,013
                                        ========      ========      ========      ========      ========


11.     SUBSEQUENT EVENTS:

         In April 1999, the Company opened two Burger King drive-thru restaurants in Warsaw, Poland. These restaurants are located on gas station properties owned by British Petroleum and Statoil and represent the Company's first drive-thru restaurants in the City of Warsaw.

                                                        18
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

         Information contained in this Quarterly Report on Form 10-QSB contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "could," "intends," "estimates," "projected," "contemplated" or "anticipates" or the negative thereof or other variations thereon or comparable terminology. No assurances can be given that the future results covered by the forward-looking statements will be achieved. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond IFFC's control. The following factors and other factors described elsewhere in this annual report could cause actual experience to vary materially from the future results covered in such forward-looking statements:

      - the future growth of our business and our ability to comply with the restaurant development agreement with Burger King Corporation (the "BKC Agreement") and the master franchise agreement with Domino's (the "Domino's Agreement");

      - our ability to improve levels of profitability; the sufficiency of cash flow provided by our operating, investing and financing activities;

      - changes in our financial condition, and the economic, business and political conditions in Poland;

      - the demand for our products and the ability of our third-party suppliers to meet our quantity and quality requirements;

      - the ability to consummate joint ventures or other strategic associations with third parties or lessors;

      -  the ability to obtain suitable restaurant sites;

      -  changes in the level of operating expenses and revenues;

      -  changes in the present and future level of competition; and

      -  our future liquidity and capital resource needs.

Other factors, such as the general state of the economy, could also cause actual experience to vary materially from the matters covered in such forward-looking statements.

GENERAL

         IFFC currently operates 24 Burger King restaurants and 15 Domino's Pizza stores. IFFC has incurred losses and anticipates that it will continue to incur losses until, at the earliest, it establishes a number of restaurants and stores generating sufficient revenues to offset its operating costs and the costs of its proposed continuing expansion. There can be no assurance that IFFC will ever achieve profitability or be able to successfully establish a sufficient number of restaurants to achieve profitability.

THREE MONTHS ENDED MARCH 31, 1999 VS THREE MONTHS ENDED MARCH 31, 1998

RESULTS OF OPERATIONS

         For the three months ended March 31, 1999 and March 31, 1998, IFFC generated sales of $3,681,221 and $1,786,120, respectively (excluding miscellaneous revenue of $13,352 and $18,680, respectively), which includes sales of $2,651,043 and $1,378,957 for the Burger King restaurants and $1,030,178 and $407,163 for the Domino's Pizza stores, respectively. In U.S. dollar and Polish zloty terms, IFFC's Burger King restaurant sales increased by approximately 92.2% and 105.6%, respectively, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. In U.S. dollar and Polish zloty terms IFFC's Burger King same restaurant sales increased by approximately 3.3% and 10.4%, respectively, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The increase in same restaurant sales was primarily attributable to the initial start up of television advertising in March 1999. In U.S. dollar and Polish zloty terms, IFFC's Domino's store sales increased by approximately 153.0% and 170.6%, respectively, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. In U.S. dollar and Polish zloty terms IFFC's Domino's same store sales increased by approximately 22.8% and 31.4%, respectively, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The increase in same store sales was attributed to increased brand awareness.

         During the three months ended March 31, 1999, IFFC incurred food and packaging costs of $1,451,966, payroll and related costs of $728,261, occupancy and other operating expenses of $1,570,448 and depreciation and amortization expense of $873,496.

         Food and packaging costs applicable to Burger King restaurants for the three months ended March 31, 1999 and 1998 were 41.5% and 40.5% of restaurant sales, respectively. The 1.0% increase as a percentage of restaurant sales was primarily attributable to higher food costs incurred in the new restaurants during their initial start up. Food and packaging costs applicable to Domino's stores for the three months ended March 31, 1999 and 1998 were 34.2% and 33.7% of store sales, respectively. The 0.5% increase as a percentage of store sales was primarily attributable to increased food costs incurred in the new stores during their initial start up.

         Payroll and related costs applicable to Burger King restaurants for the three months ended March 31, 1999 and 1998 were 18.5% and 16.7% of restaurant sales, respectively. The 1.8% increase as a percentage of restaurant sales was primarily as a result of increased payroll costs incurred in the new restaurants during their initial start up. Payroll and related costs applicable to Domino's stores for the three months ended March 31, 1999 and 1998 were 23.1% and 23.2% of store sales, respectively. The 0.1% decrease as a percentage of restaurant sales was primarily as a result of an increase in same store sales.

         Occupancy and other operating expenses applicable to Burger King restaurants for the three months ended March 31, 1999 and 1998 were 30.6% and 27.8% of restaurant sales, respectively. The 2.8% increase as a percentage of restaurant sales was primarily attributable to higher royalties paid to Burger King pursuant to the provisions of the BKC Agreement, coupled with higher advertising costs and utilities. Occupancy and other operating expenses applicable to Domino's stores for the three months ended March 31, 1999 and 1998 were relatively constant at 30.3% and 30.1% of restaurant sales, respectively.

         Depreciation and amortization expense applicable to Burger King restaurants was $667,503 as compared to $165,865 for the three months ended March 31, 1999 and 1998, respectively. The increase was primarily attributable to higher depreciation for the new restaurants. Depreciation and amortization expense applicable to Domino's stores was $205,993 as compared to $40,875 for the three months ended March 31, 1999 and 1998, respectively. The increase was primarily attributable to higher depreciation on new stores.

         General and administrative expenses for the three months ended March 31, 1999 and 1998 were 34.6% and 29.6% of sales, respectively. The 5.0% increase as a percentage of sales was primarily attributable to increased salaries and benefits and debt issuance costs associated with the $5.0 million loan from Citibank in February 1999. For the three months ended March 31, 1999, general and administrative expenses consisted of executive and office staff salaries and benefits ("Salary Expense") of $368,945; legal and professional fees, office rent, travel, telephone and other corporate expenses ("Corporate Overhead Expense") of $846,815, and depreciation and amortization of $62,961. For the three months ended March 31, 1998, general and administrative expense included Salary Expenses of $209,388; Corporate Overhead Expenses of $281,911, and depreciation and amortization of $43,112. The $744,310 increase is primarily attributable to increased salaries associated with the Polish operations; and debt issuance costs associated with the $5.0 million Citibank loan.

         For the three months ended March 31, 1999 and 1998 Interest and Other Income consisted of the following:



                                                                          THREE MONTHS ENDED MARCH 31,
                                                                            1999               1998
                                                                            ----               ----
Interest income...................................................       $  39,817          $272,257
All other, net....................................................         103,346             5,488
                                                                           -------            ------
                                                                          $143,163          $277,745
                                                                          ========          ========

         Interest Expense consisted of the following:

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                            1999                 1998
                                                                            ----                 ----
Interest Expense on 9% Subordinated Convertible Debentures........      $  62,010            $  62,010

Amortization of Debt Issuance Costs...............................         30,247               69,278

Accretion of discount on 11% Convertible Senior
  Subordinated Discount Notes
                                                                          608,954              535,000
Interest Expense on Bank Facilities...............................         70,817               39,663
Capitalized interest..............................................       (112,900)                  --
                                                                          -------             --------
Total.............................................................       $659,128             $705,951
                                                                         ========             ========


         Interest expense exceeded interest and other income by $515,965 and $428,206 for the three months ended March 31, 1999 and 1998, respectively. The primary reason for the increase for the three month period ended March 31, 1999 was higher interest on the 11% discount notes and bank interest, coupled with lower interest income.

         IFFC's interest expense on bank facilities was $70,817 and $39,663 for the three months ended March 31, 1999 and 1998, respectively. The $31,154 increase was attributable to IFFC's increase of borrowings under bank credit facilities.

         As a result of the foregoing, the three months ended March 31, 1999, IFFC generated a net loss of $3,178,020 or $.07 per share of IFFC's Common Stock compared to net loss of $886,584, or $.02 per share of IFFC's Common Stock for the three months ended March 31, 1998.

         IFFC anticipates that it will continue to incur certain expenses in connection with its disputes with the Polish Fiscal Authorities. See "Legal Proceedings - Polish Fiscal Authority Disputes" for a description of such matters.

LIQUIDITY AND CAPITAL RESOURCES

         To date, IFFC's business operations have been principally financed by proceeds from public offerings of IFFC's equity and debt securities, private offerings of equity and debt securities, proceeds from various bank credit facilities, proceeds from the sale of certain equity securities, the settlement of certain litigation with BKC, and proceeds from the private sale of the Notes.

         Net cash used in operating activities increased by $1,183,394 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The increase was primarily attributable to increased losses from operations in 1999.

         Net cash flows used in investing activities increased from $749,895 to $3,952,885 for the three months ended March 31, 1998 and 1999, respectively. The increase was attributable to payments made for new Burger King restaurant buildings, furniture, equipment, and other assets primarily associated with its new Burger King restaurants.

         Net cash provided by financing activities increased by $2,664,770 for the three months ended March 31, 1999, compared to the three months ended March 31, 1998. The increase was primarily attributable to advances under the new Citibank Loan.

         As of March 31, 1999, IFFC had negative working capital of approximately $3,829,910 and cash and cash equivalents of $1,440,630. IFFC has significant commitments to develop restaurants in accordance with the BKC Agreement and the Domino's Agreement. The Company has sustained losses from operations since its incorporation in December 1991. For the three months ended March 31, 1999 and 1998, the Company reported net losses of $3,178,020 and $886,584, respectively. At March 31, 1999 the Company had an accumulated deficit of $24,627,239 and a shareholders' deficit of $6,175,097. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Management believes that cash flows from currently existing stores and additional stores to be opened in 1999, when combined with existing financial resources and drawings on the Company's $5,000,000 line of credit secured by BKC, will be sufficient to fund operations and development costs through at least January 1, 2000. However, no assurance can be given that management's plans will be achieved. Management is seeking to obtain additional equity financing to fund future development. No assurance can be given that such financing will be obtained or that it can be obtained on favorable terms.

         BKC AGREEMENT AND DOMINO'S AGREEMENT - IFFC's material commitments for capital expenditures in its restaurant and store business relate to the provisions of the BKC Agreement and the Domino's Agreement.

         AGREEMENT WITH MARRIOTT. In March 1999, the Company entered into a letter agreement whereby it granted Host Marriott Service Corporation ("Host Marriott") the non-exclusive rights to develop and operate Burger King restaurants within enclosed shopping centers located in Poland where Host Marriott has leased substantially all of the food and beverage facilities, each location to be subject to the approval of Burger King. Pursuant to such agreement, which was amended in May 1999, Host Marriott will pay IFFC (a) an initial fee of US $25,000 per location in exchange for IFFC's pre-opening support and assistance, including furnishing design and construction advice, hiring and training management staff, and advising on the selection of information and accounting systems for each Burger King restaurant developed by Host Marriott, and (b)an on-going annual fee equal to the greater of U.S. $7,000 per location, or 1.5% of Host Marriott's gross receipts from the operation of each Burger King restaurant, in exchange for IFFC's on-going technical assistance and services, including maintaining quality standards, procurement and supply services, and on-going staff training. The annual fee will be payable monthly, with an annual reconciliation, and will continue for the duration of Host Marriott's operation of the location as a Burger King restaurant.

         Further, IFFC has the option to acquire up to 50% interest in the net income of any Burger King restaurants developed by Host Marriott pursuant to the agreement. IFFC may exercise such option by giving Host Marriott written notice, at any time prior to the opening of each Burger King restaurant, specifying the percentage interest that IFFC intends to acquire. If IFFC exercises such option, it will be responsible for a pro rata portion of the total costs incurred by Host Marriott in building, equipping and opening such restaurant, together with a pro rata portion of the cost of any common facilities (e.g., seating areas, tray wash areas, office and storage space, point of sale and telecommunications systems, etc.) used in connection therewith. The letter agreement terminates simultaneously with the BKC Agreement. Additionally, Host Marriott will be responsible for all amounts payable to BKC (e.g., franchise fees, advertising contributions, and royalty fees) for the franchise rights for each location developed by it pursuant to the agreement.


         CONVERTIBLE NOTES - In November 1997, the Company sold $27,536,000 of its 11% Convertible Senior Subordinated Discount Notes Due October 31, 2007 (the "Notes") in a private offering. Interest is payable semi-annually, in cash, on April 30 and October 31 of each year, commencing April 30, 2001. The Notes are comprised as follows at March 31, 1999 and December 31, 1998:

                                                                             March 31,         December 31,
                                                                               1999                1998
                                                                            -----------        ------------
    Face amount of notes at maturity................................        $27,536,000        $27,536,000

    Unamortized  discount to be accreted as interest  expense
      and  added to the  original  principal  balance  of the
      notes over a period of three years............................         (4,281,844)        (4,890,798)
                                                                            ------------       -----------
    Carrying value..................................................        $23,254,156        $22,645,202
                                                                            ===========        ===========


         The Notes are convertible, at the option of the holder, into Common Stock at any time after November 5, 1998. As of March 31, 1999, none of the Notes had been converted into Common Stock.

         DISPUTE WITH POLISH FISCAL AUTHORITIES - IFFC anticipates that it will continue to incur certain expenses in connection with its disputes with the Polish Fiscal Authorities. See "Legal Proceedings - Polish Fiscal Authority Disputes" for a description of such matters and IFFC's best estimates of the expenses IFFC anticipates incurring and the timing of such expenses.

         POLISH BANK ACCOUNTS - As of March 31, 1999 and December 31, 1998, the Company had approximately $377,124 and $1,842,966, respectively, in Polish bank accounts with substantially all of such funds held as U.S. dollar denominated deposits. Substantially all of the Company's remaining cash is held in U.S. dollar accounts in U.S. Banks.

         CREDIT FACILITIES - IFFC has also financed its operations through the use of credit facilities.

         On February 24, 1999, IFFP entered into a credit agreement (the "Credit Agreement") with Citibank (Poland) S.A. pursuant to which Citibank granted IFFP a loan in the amount of $5,000,000 (the "Loan"). The purpose of the loan is to finance the construction of nine Burger King restaurants. The loan is priced at 0.8% above LIBOR and matures on January 15, 2000. As of March 31, 1999, $2,734,953 was outstanding on this credit facility. In order for IFFP to enter into the Credit Agreement, holders of the outstanding Notes were required to waive certain provisions of the Note Indenture. As compensation for such waiver, the Noteholders were issued an aggregate of 204,585 shares of Common Stock.

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

         ACCOUNTING POLICIES -- The following is a summary of certain accounting policies that are new or have become material to the Company's operations during the first quarter of 1999. For a discussion of all of the Company's material accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

         Prior to January 1, 1999, the Company
capitalized preopening costs associated with opening new restaurants. Upon commencement of revenue producing activities at a restaurant location, these capitalized preopening costs were amortized over one year. In April
1998, the Accounting Standards Executive Committee of the American Institute of Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires costs of start-up activities to be expensed as incurred. The Company adopted SOP 98-5 on January 1, 1999. Upon adoption, the Company expensed previously capitalized start-up costs totaling $620,000 at January 1, 1999. In accordance with SOP 98-5, adoption has been reported as a cumulative effect of change in accounting principle on the accompanying statement of operations for the three months ended March 31, 1999. Preopening costs of $447,735 incurred subsequent to December 31, 1998 have been charged directly to expense. If SOP 98-5 had been adopted on January 1, 1998, preopening expenses would have been $152,572 during the three months ended
March 31, 1998 and $881,338 for the year ended December 31, 1998.

         The Company accounts for advertising expense in accordance with SOP 93-7, "Accounting for Advertising Costs" which generally requires that advertising costs be expensed either as incurred or the first time the advertising takes place. It is the Company's policy to expense advertising costs the first time the advertising takes place. However, Accounting Principles Board Opinion ("APB") No. 28, "Interim Financial Reporting" allows advertising costs to be deferred within a fiscal year if the benefits of an advertising expenditure clearly extend beyond the interim period in which the expenditure is made. Pursuant to APB 28, it is the Company's policy to defer advertising expenses at the end of interim periods to the extent that such costs will clearly benefit future interim periods. During the three months ended March 31, 1999, the Company incurred advertising expense of approximately $710,000, of which approximately $382,000 was deferred at March 31, 1999 and is included in prepaid expenses on the accompanying balance sheets. Pursuant to SOP 93-7, the Company is required to expense all advertising incurred at the end of the fiscal year.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

         The official currency in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. At March 31, 1999, the exchange rate was 3.9875 zlotys per dollar. The accounts of IFFC's Polish subsidiaries are maintained using the Polish zloty.

         IFFC's restaurant and store operations are conducted in Poland. The Polish economy has historically been characterized by high rates of inflation and devaluation of the Polish zloty against the dollar and European currencies. However, in the years ended December 31, 1997 and 1998, the rates of inflation and devaluation improved. For the years ended December 31, 1994, 1995, 1996, 1997 and 1998 the annual inflation rate in Poland was 32%, 21.6%, 19.5%, 13.0% and 8.6% respectively, and as of December 31, 1994, 1995, 1996, 1997 and 1998 the exchange rate was 2.437, 2.468, 2.872, 3.514 and 3.494 zlotys per dollar, respectively. Payment of interest and principal on the 9% Convertible Subordinate Debentures, 11% Convertible Senior Subordinated Discount Notes and payment of franchise fees to Burger King and Domino's for each restaurant and store opened are in United States currency. Additionally, IFFC is dependent on certain sources of supply which require payment in European or United States currencies. Since IFFC's revenues from operations will be in zlotys, IFFC is subject to the risk of currency fluctuations. IFFC has and intends to maintain substantially all of its unutilized funds in United States or Western European currency denominated securities and/or European Currency Units. There can be no assurance that IFFC will successfully manage its exposure to currency fluctuations or that such fluctuations will not have a material adverse effect on IFFC.

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

         To date, the Company estimates that it has spent approximately $50,000 on Year 2000 efforts across all areas and expects to spend a total of approximately $150,000 when complete. The Company expects to fund Year 2000 costs through operating cash flows and proceeds from debt and equity financings. All system modification costs associated with Year 2000 will be expensed as incurred.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

               27.1 - Financial Data Schedule (filed electronically only).

         (b) The following reports on Form 8-K were filed during the quarter ended on March 31, 1999:

               None.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, International Fast Food has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       INTERNATIONAL FAST FOOD CORPORATION


DATE:  May 17, 1999               By:  /S/ MITCHELL RUBINSON
                                  Mitchell  Rubinson,  Chairman of the Board,
                                  Chief Executive Officer
                                  (Principal Executive Officer)

DATE:  May 17, 1999               By:  /S/ JAMES MARTIN
                                  James Martin,  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)