Form 10QSB
period 1999-06-30
INTERNATIONAL FAST FOOD CORP
filed 1999-08-16
CIK 885549

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


 [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1999


 [ ]  Transition Report Under Section 13 or 15(d) of the Exchange Act

      For the transition period from ____________ to ____________.


                         COMMISSION FILE NUMBER: 1-11386


                       INTERNATIONAL FAST FOOD CORPORATION
 -------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            FLORIDA                                      65-0302338
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


                          1000 LINCOLN ROAD, SUITE 200
                           MIAMI BEACH, FLORIDA 33139
            --------------------------------------------------------
                     (Address of Principal Executive Office)



                                 (305) 531-5800
            --------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             ----    ----


The number of shares outstanding of the issuer's common stock, par value $.01 per share as of August 12, 1999 was 45,324,131.


Traditional Small Business Disclosure Format:     Yes       No   X
                                                      ----     ----

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES


                                      INDEX


PART I.     FINANCIAL INFORMATION

            ITEM 1.  Financial Statements

            Consolidated  Balance  Sheets  as of June 30, 1999
            (unaudited) and December 31, 1998 ................................ 2

            Consolidated  Statements  of  Operations
            for the Three Months and Six Months
            Ended June 30, 1999 and 1998 (unaudited) ......................... 3

            Consolidated  Statements of  Shareholders'
            Deficit for the Six Months Ended June 30, 1999
            (unaudited) ...................................................... 4

            Consolidated  Statements  of Cash Flows
            for the Six Months  Ended June 30, 1999
            and 1998 (unaudited) ............................................. 5

            Notes to Consolidated Financial Statements .................. 6 - 12

            ITEM 2.  Management's Discussion and
            Analysis or Plan of Operation ...............................13 - 19

PART II     OTHER INFORMATION

            ITEM 1.  Legal Proceedings .......................................20

            ITEM 6.  Exhibits and Reports on Form 8-K ........................21

            SIGNATURES .......................................................22

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                                                            JUNE 30,         DECEMBER 31,
                                                                              1999               1998
                                                                              ----               ----
                                                                           (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents .......................................   $     784,203     $   4,013,371
     Restricted cash and certificates of deposit .....................         999,990           999,990
     Receivables .....................................................         423,373         1,573,480
     Inventories .....................................................         836,304           842,867
     Prepaid expenses and other ......................................         800,672         1,150,700
                                                                         -------------     -------------
          Total Current Assets .......................................       3,844,542         8,580,408
     Furniture, Equipment, Buildings and
          Leasehold Improvements, net ................................      20,389,251        17,137,181
     Deferred Debenture Issuance Costs, net of accumulated
          amortization of $207,294 and $190,666,
          respectively ...............................................         225,031           241,659
     Deferred Issuance Costs of 11% Convertible  Senior...............
          Subordinated Discount  Notes,  net of accumulated
          amortization  of $149,255 and $100,827, respectively .......       2,369,118         2,417,546
     Other Assets, net of accumulated amortization ...................
          of $364,053 and $284,532, respectively......................       1,541,666           991,461
     Burger King  Development  Rights,  net of accumulated
          amortization of $243,243 and $189,189, respectively ........         756,757           810,811
     Domino's  Development  Rights,  net  of  accumulated
          amortization  of $62,168 and $46,626, respectively .........         126,935           142,477
     Costs in excess of net assets acquired,
          net  of accumulated amortization of $57,921 and
          $19,307, respectively ......................................       1,486,648         1,525,260
                                                                         -------------     -------------
     Total Assets ....................................................   $  30,739,948     $  31,846,803
                                                                         =============     =============

                                 LIABILITIES AND SHAREHOLDERS' DEFICIT
     CURRENT LIABILITIES:
     Accounts payable ................................................   $   3,181,686     $   3,889,528
     Accrued interest payable ........................................          61,398            87,077
     Other accrued expenses ..........................................       1,401,417         1,176,019
     Current portion of bank credit facilities .......................       5,544,433         1,512,260
                                                                         -------------     -------------
         Total Current Liabilities ...................................      10,188,934         6,664,884
     11% Convertible Senior Subordinated
          Discount Notes due October 31, 2007 ........................      23,896,444        22,645,202

Bank Credit Facilities ...............................................       1,640,363         1,892,362
9% Subordinated Convertible Debentures,
     due December 15, 2007 ...........................................       2,756,000         2,756,000
                                                                         -------------     -------------
         Total Liabilities ...........................................      38,481,741        33,958,448
                                                                         -------------     -------------
Deferred Credit ......................................................       1,000,000         1,000,000
                                                                         -------------     -------------

COMMITMENTS AND CONTINGENCIES (NOTES 2, 8 AND 9)
SHAREHOLDERS' DEFICIT:
     Preferred Stock, $.01 par value, 2,000,000
          shares authorized; 32,985 and 32,985 shares
          issued and outstanding, respectively
          (liquidation preference of $3,298,500) .....................             330               330
     Common Stock, $.01 par value, 200,000,000
          shares authorized; 45,324,131  and 44,901,587
          shares issued and outstanding,respectively .............             453,241           449,016
     Additional paid-in capital ......................................      18,095,366        17,888,248
     Accumulated deficit .............................................     (27,290,730)      (21,449,239)
                                                                         -------------     -------------
         Total Shareholders' Deficit .................................      (8,741,793)       (3,111,645)
                                                                         -------------     -------------
         Total Liabilities and Shareholders' Deficit .................   $  30,739,948     $  31,846,803
                                                                         =============     =============



                             SEE ACCOMPANYING NOTES

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)




                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                      ----------------------------    ----------------------------
                                                           1999            1998             1999            1998
                                                      ----------------------------    ----------------------------

REVENUES: .........................................   $  4,147,345    $  1,902,902    $  7,841,918    $  3,689,022

FOOD AND PACKAGING COSTS ..........................      1,576,554         754,842       3,028,520       1,451,366
                                                      ------------    ------------    ------------    ------------

Gross Profit ......................................      2,570,791       1,148,060       4,813,398       2,237,656

OPERATING EXPENSES:
Payroll and related costs .........................        789,590         345,981       1,517,851         671,347
Occupancy and other operating expenses ............      1,610,140         559,188       2,732,853       1,065,085
Preopening expenses (Note 2) ......................        290,857            --           738,592            --
Depreciation and amortization .....................        411,471         313,639       1,284,967         520,379
                                                      ------------    ------------    ------------    ------------
     Total operating expenses .....................      3,102,058       1,218,808       6,274,263       2,256,811
                                                      ------------    ------------    ------------    ------------
Loss from operations before general and
   administrative expenses ........................       (531,267)        (70,748)     (1,460,865)        (19,155)
                                                      ------------    ------------    ------------    ------------
GENERAL AND ADMINISTRATIVE EXPENSES ...............        979,993         607,995       2,258,714       1,142,406
                                                      ------------    ------------    ------------    ------------
Loss from operations ..............................     (1,511,260)       (678,743)     (3,719,579)     (1,161,561)

OTHER INCOME (EXPENSES):
Interest and other income, net ....................        108,266         255,314         251,429         551,740
Interest expense, including amortization of .......       (852,524)       (708,591)     (1,511,652)     (1,414,542)
   issuance costs
Foreign currency exchange gain/(loss) .............       (311,178)         15,462        (144,914)         (4,601)
                                                      ------------    ------------    ------------    ------------
     Total other income (expenses) ................     (1,055,436)       (437,815)     (1,405,137)       (867,403)
                                                      ------------    ------------    ------------    ------------
Loss before minority interest .....................     (2,566,696)     (1,116,558)     (5,124,716)     (2,028,964)
Minority interest in losses of consolidated .......           --            41,656            --            67,478
   subsidiary
Cumulative effect of change in accounting principal           --              --           620,000            --
   (Note 2)
NET LOSS ..........................................   $ (2,566,696)   $ (1,074,902)   $ (5,744,716)   $ (1,961,486)
                                                      ------------    ------------    ------------    ------------

BASIC AND DILUTED NET LOSS PER COMMON SHARE .......   $       (.06)   $       (.03)   $       (.13)   $       (.05)
                                                      ============    ============    ============    ============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING ......................     45,142,103      44,664,989      45,056,418      44,653,118
                                                      ============    ============    ============    ============





                             SEE ACCOMPANYING NOTES

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)





                                           COMMON STOCK         PREFERRED STOCK      ADDITIONAL
                                       -------------------      ----------------      PAID-IN       ACCUMULATED
                                       SHARES       AMOUNT      SHARES    AMOUNT       CAPITAL        DEFICIT         TOTAL
                                       ------       ------      ------    ------       -------        -------         -----
Balances, December 31, 1998 .....     44,901,587    $449,016    32,985   $     330   $17,888,248   $(21,449,239)  $ (3,111,645)

     Issuance of common stock to
          11% Noteholders .......        204,585       2,046      --          --         112,522          --           114,568

     Issuance of common stock for
          6% preferred stock ....        217,959       2,179      --          --          94,596        (96,775)          --
          dividends
     Net loss for the period ....           --          --        --          --            --     $ (5,744,716)  $ (5,744,716)
                                      ----------    --------    ------   ---------   -----------   ------------   ------------

Balances, June 30, 1999 .........     45,324,131    $453,241    32,985   $     330   $18,095,366   $(27,290,730)  $ (8,741,793)
                                      ==========    ========    ======   =========   ===========   ============   ============
     (unaudited)













                             SEE ACCOMPANYING NOTES

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                   ----------------------------
                                                                                       1999            1998
                                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ..................................................................   $ (5,744,716)   $ (1,961,486)
     Adjustments to reconcile net loss to net cash used in operating activities:
     Cumulative effect of change in accounting principle .......................       (620,000)           --
     Amortization and depreciation of furniture, equipment,
       buildings, leasehold improvements and development rights ................      2,769,481         589,975
     Amortization of debt discount and issuance costs ..........................      1,316,298       1,241,414
     Value of stock issued in connection with debt waiver ......................        114,568            --
     Minority interest in losses of subsidiary .................................           --           (67,478)
     Other operating items .....................................................         74,723            (819)
Changes in operating assets and liabilities, net of acquisition of business:
     Receivables ...............................................................      1,150,107        (274,159)
     Inventories ...............................................................          6,563         (84,441)
     Prepaid expenses and other ................................................       (388,566)       (335,923)
     Accounts payable and accrued expenses .....................................       (482,444)        523,106
                                                                                   ------------    ------------
Net cash used in operating activities ..........................................     (1,803,986)       (369,811)
                                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Payments for furniture, equipment, buildings and leasehold ................     (4,773,799)     (2,214,640)
          improvements

     Payments for franchise fees and other assets ..............................       (331,155)       (153,014)

     Payments for marketable securities ........................................           --        (5,000,000)
                                                                                   ------------    ------------
     Net cash used in investing activities .....................................     (5,104,954)     (7,367,654)
                                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayments of bank credit facilities ......................................       (277,673)       (156,882)
     Borrowings under bank credit facilities ...................................      4,057,847         269,867
                                                                                   ------------    ------------
     Net cash provided by financing activities .................................      3,780,174         112,985
                                                                                   ------------    ------------

     EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ..............       (100,402)            819
                                                                                   ------------    ------------

     DECREASE IN CASH AND CASH EQUIVALENTS .....................................     (3,229,168)     (7,623,661)
     BEGINNING CASH AND CASH EQUIVALENTS .......................................      4,013,371      18,642,335
                                                                                   ------------    ------------

     ENDING CASH AND CASH EQUIVALENTS ..........................................   $    784,203    $ 11,018,674
                                                                                   ============    ============

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for:
          Interest .............................................................   $    325,592    $    208,209
                                                                                   ============    ============
          Interest capitalized .................................................   $    155,100            --
                                                                                   ============    ============





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

         The accompanying unaudited consolidated financial statements include the accounts of the Company and its Polish subsidiaries, International Fast Food Polska, Sp. zo.o. ("IFFP"), Krolewska Pizza, Sp. zo.o. ("KP") and Pizza King Polska, Sp. zo.o. ("PKP"). IFFP currently operates 25 Burger King restaurants and 16 Domino's Pizza stores and a Domino's-approved commissary in Poland. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the interim consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information contained therein. The interim results of operations are not necessarily indicative of the results which may be expected for the full year.

         IFFC's restaurant and store operations are conducted in Poland. The Polish economy has historically been characterized by high rates of inflation and devaluation of the Polish zloty against the dollar and European currencies. However, in recent years, the rates of inflation and devaluation improved. For the years ended December 31, 1994, 1995, 1996, 1997 and 1998 the annual inflation rate in Poland was 32%, 21.6%, 19.5%, 13.0% and 8.6%, respectively. Payment of interest and principal on the 9% Convertible Subordinated Debentures, 11% Convertible Senior Subordinated Discount Notes, the new Citibank line of credit and payment of franchise fees to Burger King Corporation ("BKC") and Domino's Pizza, Inc. ("Domino's") for each restaurant and store opened are in United States currency. Additionally, the Company is dependent on certain sources of supply which require payment in European or United States currencies. Because IFFC's revenues from operations are in zlotys, the official currency of Poland, IFFC is subject to the risk of currency fluctuations. IFFC has and intends to maintain substantially all of its unutilized funds in United States or Western European currency denominated securities and/or European Currency Units. There can be no assurance that IFFC will successfully manage its exposure to currency fluctuations or that such fluctuations will not have a material adverse effect on IFFC.

         The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. At June 30, 1999 and December 31, 1998, the exchange rate was 3.929 and 3.494 zlotys per dollar, respectively. The accounts of IFFC's Polish subsidiaries are maintained in zlotys and are remeasured into U.S. dollars, the functional currency, at the end of each reporting period. Monetary assets and liabilities are remeasured, using current exchange rates. Non-monetary assets, liabilities, and related expenses, primarily furniture, equipment, leasehold improvements and related depreciation and amortization, are remeasured using historical exchange rates. Income and expense accounts, excluding depreciation and amortization, are remeasured using an annual weighted average exchange rate. Transaction gains and losses that arise from exchange rate fluctuations in transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

         LIQUIDITY AND PLAN OF OPERATIONS -- As of June 30, 1999, IFFC had negative working capital of approximately $6,344,392 and cash and cash

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

equivalents of $784,203. IFFC has significant commitments to develop restaurants in accordance with the BKC Development Agreement and the New Master Franchise Agreement with Domino's. The Company has sustained losses from operations since its incorporation in December 1991. For the six months ended June 30, 1999 and 1998, the Company reported net losses of $5,744,316 and $1,961,486, respectively. At June 30, 1999 the Company had an accumulated deficit of $27,290,730 and a shareholders' deficit of $8,741,793. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Management believes that cash flows from currently existing stores and additional stores to be opened in 1999, when combined with existing financial resources and drawings on the Company's $5,000,000 line of credit secured by BKC (approximately $950,000 available as of June 30, 1999) (see Note 8), will be sufficient to fund operations and development costs through at least August 31, 1999. The Company is well in advance of the required development schedule. However, no assurance can be given that management's plans will be achieved. Management is seeking to obtain additional equity financing to fund future development. No assurance can be given that such financing will be obtained or that it can be obtained on favorable terms.

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

         NET LOSS PER COMMON SHARE -- The basic net loss per common share in the accompanying consolidated statements of operations is based upon the net loss after preferred dividend requirements of $96,775 and $100,350 for the six months ended June 30, 1999 and 1998, respectively, divided by the weighted average number of shares outstanding during each period. Diluted per share data for the six months ended June 30, 1999 and June 30, 1998 is the same as basic per share data since the inclusion of all potential common shares that would be issuable upon the exercise of options and warrants and the assumed conversion of convertible debt and preferred stock would be anti-dilutive.

         STORE PREOPENING EXPENSES -- Prior to January 1, 1999, the Company capitalized preopening costs associated with opening new restaurants. Upon commencement of revenue producing activities at a restaurant location, these capitalized preopening costs were amortized over one year. In April 1998, the Accounting Standards Executive Committee of the American Institute of Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start-up activities to be expensed as incurred. The Company adopted SOP 98-5 on January 1, 1999. Upon adoption, the Company expensed previously capitalized start-up costs totaling $620,000 at January 1, 1999. In accordance with SOP 98-5, adoption has been reported as a cumulative effect of change in accounting principle in the accompanying consolidated statement of operations for the six months ended June 30, 1999. Preopening costs of $738,592 incurred subsequent to December 31, 1998 have been charged directly to expense. If SOP 98-5 had been adopted on January 1, 1998, preopening expenses would have been $152,572 during the six months ended June 30, 1998.

         ADVERTISING EXPENSE -- The Company accounts for advertising expense in accordance with SOP 93-7, "Accounting for Advertising Costs" which generally requires that advertising costs be expensed either as incurred or the first time the advertising takes place. It is the Company's policy to expense advertising costs the first time the advertising takes place. However, Accounting Principles Board Opinion ("APB") No. 28, "Interim Financial Reporting" allows advertising costs to be deferred within a fiscal year if the benefits of an advertising expenditure clearly extend beyond the interim period in which the expenditure is made. Pursuant to APB 28, it is the Company's policy to defer advertising expenses at the end of interim periods to the extent that such costs will clearly benefit future interim periods. During the six months ended June 30, 1999, the Company incurred advertising expense of approximately $1,490,056, of which approximately $576,651 was deferred at June 30, 1999 and is included in prepaid expenses in the accompanying June 30, 1999 consolidated balance sheet. Pursuant to SOP 93-7, the Company is required to expense all advertising incurred at the end of the fiscal year.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         RECLASSIFICATION -- Certain amounts in the 1998 consolidated financial statements have been reclassified to conform with the 1999 presentation.

3.       RESTRICTED CASH:

         At June 30, 1999, the Company had a $999,990 certificate of deposit hypothecated to an outstanding line of credit with Totalbank.

4.       BANK CREDIT FACILITIES:

         Bank credit facilities at June 30, 1999 and December 31, 1998 consist of the following:


                                                                                  June 30,  December 31,
                                                                                    1999        1998
                                                                                (unaudited)
                                                                                ----------   ----------
Amerbank,  S.A,  IFFP  overdraft  credit line,  variable rate
      approximately equal to prime, expired April 1, 1999 ...................   $        0   $      386
Amerbank,  S.A.,  PKP  overdraft  credit line,  variable rate
      approximately equal to prime, expired June 1, 1999 ....................            0       25,288
Amerbank, PKP line of credit of $300,000 payable in 10 quarterly installments of $30,000 commencing on December 26, 1998, interest payable monthly at
      3-1/8%
      above LIBOR, due at maturity March 26, 2001 ...........................      206,363      266,362
Amerbank, IFFP line of credit of $950,000 payable in 29 monthly installments of $32,000 commencing on March 12, 1998, interest payable monthly at
      .50% above LIBOR, due
      at maturity on August 12, 2000 ........................................      438,000      630,000
Amerbank, IFFP revolving credit facility of $1,500,000, interest is payable monthly at 2.50% above LIBOR, payable in 35 monthly installments of
      $91,666 with
      final  payment of $41,690, due at  maturity on May 18, ................    1,500,000    1,500,000
      2003
Totalbank, IFFC line of credit of $999,000 payable in full on August 19,
      1999, interest at 6.50% payable quarterly, collateralized by certificates of deposit in
      the amount of $999,990 ................................................      999,000      982,586
 Citibank, IFFP line of credit of $5,000,000 payable at maturity on January
      15, 2000, interest at LIBOR plus
      .80%, interest payable quarterly, unsecured ...........................    4,041,433         --
                                                                                ----------   ----------
Total Debt ..................................................................    7,184,796    3,404,622
Less: Current Maturities ....................................................    5,544,433    1,512,260
                                                                                ----------   ----------
Long Term Debt ..............................................................   $1,640,363   $1,892,362
                                                                                ==========   ==========


5.       9% CONVERTIBLE SUBORDINATED DEBENTURES:

         The 9% Convertible Subordinated Debentures (the "Debentures") mature on December 15, 2007 and provide for the payment of cash interest, semi-annually on June 15 and December 15, until maturity. At June 30, 1999 and December 31, 1998, there were $2,756,000 of Debentures outstanding.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




6.       11% CONVERTIBLE SENIOR SUBORDINATED DISCOUNT NOTES:

         On November 5, 1997, the Company sold $27,536,000 of 11% Convertible Senior Subordinated Discount Notes Due October 31, 2007 ( the "Notes") in a private offering. At June 30, 1999 and December 31, 1998, the notes are comprised as follows:

                                                                          June 30,       December 31,
                                                                            1999             1998
                                                                        (unaudited)
                                                                        ------------      -----------
         Face amount of notes at maturity.......................        $27,536,000      $27,536,000

         Unamortized discount to be accreted as interest
         expense and added to the original principal
         balance of the notes over a period of three
         years..................................................         (3,639,556)      (4,890,798)
                                                                       ------------      -----------

         Carrying value.........................................       $ 23,896,444      $22,645,202
                                                                       ============      ===========


         The Notes are convertible, at the option of the holder, into Common Stock at any time after November 5, 1998. As of June 30, 1999, none of the Notes had been converted into Common Stock.

7.       SHAREHOLDERS' EQUITY:

         The Company's stock option plan provides for the granting of options to qualified employees and directors of the Company. Stock option activity is shown below for the six months ended June 30, 1999:

                                                                                     Weighted Average
                                                                           1999         Share Price
                                                                    -------------    ----------------

     Outstanding at beginning of period......................           1,020,000          $.52

     Granted.................................................                  --           --

     Exercised...............................................                  --           --

     Expired.................................................            (100,000)         $.40
                                                                     ------------

     Outstanding at end of period............................             920,000          $.53
                                                                     ============

     Exercisable at end of period............................             402,500          $.46

     Price range of options outstanding at end of period.....         $.40 - $.81

     Available for grant at end of period....................           1,080,000


              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         At June 30, 1999, IFFC had reserved the following shares of Common Stock for issuance:

     Stock option plans............................................................ 2,000,000
     Warrants issued in connection with 1994 exchange offer, exercisable at
          $7.00 per share through August 1, 1999...................................   290,800
     Convertible Debentures convertible into Common Stock at a conversion price
          of $8.50 per share on or before December 15, 2007........................   324,235
     Preferred Stock convertible into Common Stock at a conversion price of
          $3.00 per share.......................................................... 1,099,500
     Warrants to purchase 50,000 shares of Common Stock at an exercise price of
          $.2831 per share on or before January 5, 2004............................    50,000
     Convertible Senior Subordinated Discount Notes convertible into Common
          Stock, after November 5, 1998, at a conversion price of $.70 per share...39,337,143
                                                                                   ----------
     Total reserved shares.........................................................43,101,678
                                                                                   ==========


8.       COMMITMENTS AND CONTINGENCIES:

         On February 24, 1999, IFFP entered into a credit agreement (the "Credit Agreement") with Citibank (Poland) S.A. pursuant to which Citibank granted IFFP a loan in the amount of $5,000,000 (the "Loan"). The purpose of the loan is to finance the construction of nine Burger King restaurants. The loan is priced at 0.8% above LIBOR and matures on January 15, 2000. As of June 30, 1999, $4,041,433 was outstanding on this credit facility. In order for IFFP to enter into the Credit Agreement, holders of the outstanding Notes were required to waive certain provisions of the Note Indenture. As compensation for such waiver, the Noteholders were issued an aggregate of 204,585 shares of Common Stock, with a fair value of $0.56 per share. The fair value of the common stock issued was expensed in the first quarter.

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

         In March 1999, the Company entered into a letter agreement whereby it granted Host Marriott Service Corporation ("Host Marriott") the non-exclusive rights to develop and operate Burger King restaurants within enclosed shopping centers located in Poland where Host Marriott has leased substantially all of the food and beverage facilities, each location to be subject to the approval of Burger King. Pursuant to such agreement, Host Marriott will pay IFFC (a) an initial fee of US $25,000 per location in exchange for IFFC's pre-opening support and assistance, including furnishing design and construction advice, hiring and training management staff, and advising on the selection of information and accounting systems for each Burger King restaurant developed by Host Marriott, and (b) an on-going annual fee equal to the greater of U.S. $7,000 per location, or 1.5% of Host Marriott's gross receipts from the

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

operation of each Burger King restaurant, in exchange for IFFC's on-going technical assistance and services, including maintaining quality standards, procurement and supply services, and on-going staff training. The annual fee will be payable monthly, with an annual reconciliation, and will continue for the duration of Host Marriott's operation of the location as a Burger King restaurant.

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

9.       LITIGATION:

         DISPUTE WITH POLISH FISCAL AUTHORITIES. As of July 1995, IFFC may have become subject to penalties for failure to comply with an amended tax law requiring the use of cash registers with certain calculating and recording capabilities and which are approved for use by the Polish Fiscal Authorities. As a penalty for noncompliance, Polish tax authorities may disallow certain value added tax deductions for July and August 1995. Additionally, penalties and interest may be imposed on these disallowed deductions. IFFP believes that its potential exposure is approximately $460,000, which amount has been accrued for in the accompanying consolidated financial statements as of December 31, 1998 and June 30, 1999. IFFP has requested a final determination by the Polish Minister of Finance. The Company is unable to predict the timing and nature of the Minister's ruling. Although IFFP's NCR Cash Register System was a modern system, it could not be modified. In 1998, IFFP replaced the system with a new Siemen's system which complies with Polish regulations.

         REGENESIS MATTER. The Company is a party to the following legal proceeding: ELPOINT COMPANY, LLC AND GENNADY YAKOVLEV, VS. MITCHELL RUBINSON, MARILYN RUBINSON, EDDA RUBINSON, NIGEL NORTON, JAMES F. MARTIN, LEON BLUMENTHAL, LAWRENCE RUTSTEIN, SHULMAN & ASSOCIATES, INC., MANNY SCHULMAN, FRANKLYN WEICHSELBAUM, JAMES MIRANTI, INTERNATIONAL FAST FOOD CORPORATION, DOMINO'S PIZZA INTERNATIONAL, INC., REGENESIS HOLDINGS CORPORATION, United States District Court, Northern District of California (Case No. 99-1107 CRB). On March 10, 1999, certain shareholders of Regenesis Holdings Corporation (f/k/a QPQ Corporation) ("Regenesis") filed a complaint against IFFC and certain of its senior management and principal shareholders, including Mitchell Rubinson, IFFC's Chairman of the Board and Chief Executive Officer, and James Martin, IFFC's Vice President and Chief Financial Officer. Regenesis formerly held the right to develop Domino's Pizza stores in Poland. Certain former officers and principal stockholders of Regenesis are officers and principal shareholders of IFFC. The complaint alleges, among other things, that the defendants fraudulently transferred the Domino's development rights to IFFC, thereby causing Regenesis to lose value. Additionally, the complaint alleges that IFFC engaged in the misappropriation of corporate opportunities of QPQ Corporation. The plaintiffs are seeking unspecified monetary damages, including treble and punitive damages, and reasonable costs and attorney's fees. Because this matter is in its preliminary stages, management is unable to determine what effect it will have upon IFFC's financial condition, results of operation or liquidity.

         OTHER LITIGATION. The Company is not a party to any litigation or governmental proceedings that management believes would result in any judgments or penalties that would have a material adverse effect on the Company.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.     SEGMENT INFORMATION:

         The Company operates subsidiaries in the fast food industry in the Republic of Poland. The Company, through its two wholly owned subsidiaries, International Fast Food Polska, Sp. zo.o. ("IFFP") and Pizza King Polska Sp. zo.o. ("PKP"), operates franchised Burger King restaurants and Domino's Pizza stores, respectively, in the Republic of Poland. The Company's reportable segments are strategic business units that offer different products. The Company evaluates the performance of its segments based on revenue and operating income. The Company's Burger King restaurants offer dine-in and take out hamburgers, cheeseburgers, chicken sandwiches, fish sandwiches, french fries, soft drinks including milk shakes and ice cream. The Company Domino's Pizza stores offer its customers take out and delivery service for its pizzas, salads, sandwiches, chicken wings, breadsticks, soft drinks and ice cream. There is no material intersegment revenue. Interest expense related to working capital and development activity is included in the Company's consolidated statements of operations.

         The following table presents financial information regarding the Company's different industry segments as of and for the six and three month periods ended June 30, 1999 and 1998 (in thousands).

                                                          SIX MONTHS ENDED JUNE 30, 1999 (UNAUDITED)
                                                  ------------------------------------------------------
                                                    IFFP        PKP      TOTAL   CORPORATE  CONSOLIDATED
                                                    ----        ---      -----   ---------  ------------
Revenue .......................................   $ 5,655    $ 2,187    $ 7,842    $  --      $ 7,842
Food and packaging costs ......................     2,285        744      3,029       --        3,029
Restaurant operating expenses .................     3,104      1,146      4,250       --        4,250
Preopening costs ..............................       599        140        739       --          739
Depreciation and amortization .................     1,030        255      1,285       --        1,285
General and administrative expenses ...........       672        233        905      1,354      2,259
                                                  -------    -------    -------    -------    -------
Loss from operations ..........................   $(2,035)   $  (331)   $(2,366)   $(1,354)   $(3,720)
                                                  =======    =======    =======    =======    =======

                                                           SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED)
                                                  ------------------------------------------------------
                                                    IFFP       PKP       TOTAL   CORPORATE  CONSOLIDATED
                                                    ----        ---      -----   ---------  ------------
Revenue .......................................   $ 2,755    $   934    $ 3,689    $  --      $ 3,689
Food and packaging costs ......................     1,120        331      1,451       --        1,451
Restaurant operating expenses .................     1,193        543      1,736       --        1,736
Depreciation and amortization .................       422         98        520       --          520
General and administrative expenses ...........       459        117        576        567      1,143
                                                  -------    -------    -------    -------    -------
Loss from operations ..........................   $  (439)   $  (155)   $  (594)   $  (567)   $(1,161)
                                                  =======    =======    =======    =======    =======

                                                       THREE MONTHS ENDED JUNE 30, 1999 (UNAUDITED)
                                               ------------------------------------------------------
                                                 IFFP       PKP      TOTAL    CORPORATE  CONSOLIDATED
                                                 ----        ---      -----   ---------  ------------
Revenue .......................................   $ 2,990    $ 1,157    $ 4,147    $  --      $ 4,147
Food and packaging costs ......................     1,185        391      1,576       --        1,576
Restaurant operating expenses .................     1,805        595      2,400       --        2,400
Preopening costs ..............................       234         57        291       --          291
Depreciation and amortization .................       362         49        411       --          411
General and administrative expenses ...........       342        108        450        530        980
                                                  -------    -------    -------    -------    -------
Loss from operations ..........................   $  (938)   $   (43)   $  (981)   $  (530)   $(1,511)
                                                  =======    =======    =======    =======    =======

                                                       THREE MONTHS ENDED JUNE 30, 1998 (UNAUDITED)
                                               ------------------------------------------------------
                                                 IFFP       PKP      TOTAL    CORPORATE  CONSOLIDATED
                                                 ----        ---      -----   ---------  ------------
Revenue .......................................   $ 1,376    $   527    $ 1,903    $  --      $ 1,903
Food and packaging costs ......................       560        195        755       --          755
Restaurant operating expenses .................       579        326        905       --          905
Depreciation and amortization .................       256         57        313       --          313
General and administrative expenses ...........       254         64        318        290        608
                                                  -------    -------    -------    -------    -------
Loss from operations ..........................   $  (273)   $  (115)   $  (388)   $  (290)   $  (678)
                                                  =======    =======    =======    =======    =======


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

         Information contained in this Quarterly Report on Form 10-QSB contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "could," "intends," "estimates," "projected," "contemplated" or "anticipates" or the negative thereof or other variations thereon or comparable terminology. No assurances can be given that the future results covered by the forward-looking statements will be achieved. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond IFFC's control. The following factors and other factors described elsewhere in this annual report could cause actual experience to vary materially from the future results covered in such forward-looking statements:

         -- the future growth of our business and our ability to comply with the restaurant development agreement with Burger King Corporation (the "BKC Agreement") and the master franchise agreement with Domino's (the "Domino's Agreement");

         -- our ability to improve levels of profitability; the sufficiency of cash flow provided by our operating, investing and financing activities;

         -- changes in our financial condition, and the economic, business and political conditions in Poland;

         -- the demand for our products and the ability of our third-party suppliers to meet our quantity and quality requirements;

         -- the ability to consummate joint ventures or other strategic associations with third parties or lessors;

         -- the ability to obtain suitable restaurant sites;

         -- changes in the level of operating expenses and revenues;

         -- changes in the present and future level of competition; and

         -- our future liquidity and capital resource needs.

Other factors, such as the general state of the economy, could also cause actual experience to vary materially from the matters covered in such forward-looking statements.

GENERAL

         IFFC currently operates 25 Burger King restaurants and 16 Domino's Pizza stores. IFFC has incurred losses and anticipates that it will continue to incur losses until, at the earliest, it establishes a number of restaurants and stores generating sufficient revenues to offset its operating costs and the costs of its proposed continuing expansion. There can be no assurance that IFFC will ever achieve profitability or be able to successfully establish a sufficient number of restaurants to achieve profitability.

SIX MONTHS ENDED JUNE 30, 1999 VS SIX MONTHS ENDED JUNE 30, 1998

RESULTS OF OPERATIONS

         For the six months ended June 30, 1999 and June 30, 1998, IFFC generated sales of $7,841,918 and $3,689,022, respectively, which includes sales of $5,654,843 and $2,755,198 for the Burger King restaurants and $2,187,075 and $933,824 for the Domino's Pizza stores, respectively. In U.S. dollar and Polish zloty terms IFFC's Burger King restaurant sales increased by approximately 105% and 131%, respectively, for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Due to the devaluation of the zloty of approximately 11%, IFFC's Burger King same restaurant sales, in U.S. dollar terms, decreased by approximately 2.4% for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. In Polish zloty terms, IFFC's Burger King same restaurant sales increased by approximately 8.4% for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The increase in same restaurant sales was primarily attributable to the initial start up of television advertising in March 1999. In U.S. dollar and Polish zloty terms, IFFC's Domino's store sales increased by approximately 134% and 164%, respectively, for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. In U.S. dollar and Polish zloty terms, IFFC's Domino's same store sales increased by approximately 13.5% and 26%, respectively, for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The increase in same store sales was attributed to increased brand awareness.

         During the six months ended June 30, 1999, IFFC incurred food and packaging costs of $3,028,520, payroll and related costs of $1,517,851, occupancy and other operating expenses of $2,732,853 and depreciation and amortization expense of $1,284,967.

         Food and packaging costs applicable to Burger King restaurants for the six months ended June 30, 1999 and 1998 were 40.4% and 40.6% of restaurant sales, respectively. The 0.2% decrease as a percentage of restaurant sales was primarily attributable to lower meat costs as a percentage of sales. Food and packaging costs applicable to Domino's stores for the six months ended June 30, 1999 and 1998 were 34% and 35.5% of store sales, respectively. The 1.5% decrease as a percentage of store sales was primarily attributable to the reduction of paper and cheese prices from locally sourced vendors.

         Payroll and related costs applicable to Burger King restaurants for the six months ended June 30, 1999 and 1998 were 18.6% and 17% of restaurant sales, respectively. The 1.6% increase as a percentage of restaurant sales was primarily as a result of increased payroll costs incurred in the new restaurants during their initial start up coupled with a price increase in crew labor in the Warsaw restaurants. Payroll and related costs applicable to Domino's stores for the six months ended June 30, 1999 and 1998 were 21.3% and 21.8% of store sales, respectively. The 0.5% decrease as a percentage of restaurant sales was primarily as a result of an increase in same store sales.

         Occupancy and other operating expenses applicable to Burger King restaurants for the six months ended June 30, 1999 and 1998 were 36.3% and 26.3% of restaurant sales, respectively. The 10% increase as a percentage of restaurant sales was primarily attributable to higher royalties paid to Burger King pursuant to the provisions of the BKC Agreement, coupled with higher advertising costs, rent and utilities associated with the new restaurants. Occupancy and other operating expenses applicable to Domino's stores for the six months ended June 30, 1999 and 1998 were relatively constant at 31.2% and 36.3% of restaurant sales, respectively. The 5.1% decrease as a percentage of sales was primarily attributable to the reduction of fixed costs (rent and commissary) as a percentage of sales.

         Depreciation and amortization expense applicable to Burger King restaurants was $1,029,942 as compared to $422,200 for the six months ended June 30, 1999 and 1998, respectively. The increase was primarily attributable to higher depreciation for the new restaurants. Depreciation and amortization expense applicable to Domino's stores was $255,025 as compared to $98,179 for the six months ended June 30, 1999 and 1998, respectively. The increase was primarily attributable to higher depreciation on new stores.

         General and administrative expenses for the six months ended June 30, 1999 and 1998 were 28.8% and 30.9% of sales, respectively. The 2.1% decrease as a percentage of sales was primarily attributable to increased higher sales that partially offset certain fixed costs contained in general and administrative expenses. For the six months ended June 30, 1999, general and administrative expenses equaled $2,258,714. It consisted of executive and office staff salaries and benefits ("Salary Expense") of $711,951; legal and professional fees, office rent, travel, telephone and other corporate expenses ("Corporate Overhead Expense") of $1,093,039, $366,416 of debt issuance costs, and depreciation and amortization of $87,308. For the six months ended June 30, 1998, general and administrative expense included Salary Expenses of $466,766; Corporate Overhead Expenses of $600,411, and depreciation and amortization of $75,230. The $1,116,308 increase is primarily attributable to increased salaries associated with the Polish operations, debt issuance costs associated with the $5.0 million Citibank loan and higher legal fees.

         For the six months ended June 30, 1999 and 1998 Interest and Other Income consisted of the following:

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                   -------------------------
                                                                                      1999         1998
                                                                                   ---------    ----------

Interest income....................................................                $ 66,423     $  539,969
All other, net.....................................................                 185,006         11,768
                                                                                   --------     ----------
                                                                                   $251,429     $  551,737
                                                                                   ========     ==========
         Interest Expense consisted of the following:
                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                   -------------------------
                                                                                     1999           1998
                                                                                   ---------    ----------

Interest Expense on 9% Subordinated Convertible Debentures.........               $  124,020    $  124,020
Amortization of Debt Issuance Costs................................                   65,056       140,278
Accretion of discount on 11% Convertible Senior Subordinated
   Discount Notes..................................................                1,251,242     1,101,136
Interest Expense on Bank Facilities................................                  226,434        49,108
Less: Interest Capitalized ........................................                 (155,100)          --
                                                                                  ----------    ----------
Total..............................................................               $1,511,652    $1,414,542
                                                                                  ==========    ==========


         Interest expense exceeded interest and other income by $1,260,223 and $862,805 for the six months ended June 30, 1999 and 1998, respectively. The primary reason for the increase for the six month period ended June 30, 1999 was higher interest on bank debt coupled with lower interest income.

         IFFC's interest expense on bank facilities was $226,434 and $49,108 for the six months ended June 30, 1999 and 1998, respectively. The $177,326 increase was attributable to IFFC's increase of borrowings under bank credit facilities.

         As a result of the foregoing, the six months ended June 30, 1999, IFFC generated a net loss of $5,744,716 or $.13 per share of IFFC's Common Stock compared to net loss of $1,961,486, or $.05 per share of IFFC's Common Stock for the six months ended June 30, 1999.

         IFFC anticipates that it will continue to incur certain expenses in connection with its disputes with the Polish Fiscal Authorities. See "Legal Proceedings - Dispute with Polish Fiscal Authorities" for a description of such matters.

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

         Net cash used in operating activities increased by $1,434,175 for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. The increase was primarily attributable to increased losses from operations in 1999.

         Net cash flows used in investing activities decreased from $7,367,654 to $5,104,954 for the six months ended June 30, 1998 and 1999, respectively. The decrease was attributable to the purchase of $5,000,000 of marketable securities in the six months ended June 30, 1998. This decrease in purchases offset the higher payments made for new Burger King restaurant buildings, furniture, equipment, and other assets primarily associated with its new Burger King restaurants.

         Net cash provided by financing activities increased by $3,667,189 for the six months ended June 30, 1999, compared to the six months ended June 30, 1998. The increase was primarily attributable to advances under the new Citibank Loan.

         As of June 30, 1999, IFFC had negative working capital of approximately $6,344,392 and cash and cash equivalents of $784,203. IFFC has significant commitments to develop restaurants in accordance with the BKC Development Agreement and the New Master Franchise Agreement with Domino's. The Company has sustained losses from operations since its incorporation in December 1991. For the six months ended June 30, 1999 and 1998, the Company reported net losses of $5,744,316 and $1,961,486, respectively. At June 30, 1999 the Company had an accumulated deficit of $27,290,730 and a shareholders' deficit of $8,741,793. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Management believes that cash flows from currently existing stores and additional stores to be opened in 1999, when combined with existing financial resources and drawings on the Company's $5,000,000 line of credit secured by BKC (approximately $950,000 available at June 30, 1999) will be sufficient to fund operations and development costs through at least September 1, 1999. However, no assurance can be given that management's plans will be achieved. Management is seeking to obtain additional equity financing to fund future development. No assurance can be given that such financing will be obtained or that it can be obtained on favorable terms.

         BKC AGREEMENT AND DOMINO'S AGREEMENT -- IFFC's material commitments for capital expenditures in its restaurant and store business relate to the provisions of the BKC Agreement and the Domino's Agreement.

         AGREEMENT WITH MARRIOTT -- In March 1999, the Company entered into a letter agreement whereby it granted Host Marriott Service Corporation ("Host Marriott") the non-exclusive rights to develop and operate Burger King restaurants within enclosed shopping centers located in Poland where Host Marriott has leased substantially all of the food and beverage facilities, each location to be subject to the approval of Burger King. Pursuant to such agreement, which was amended in May 1999, Host Marriott will pay IFFC (a) an initial fee of US $25,000 per location in exchange for IFFC's pre-opening support and assistance, including furnishing design and construction advice, hiring and training management staff, and advising on the selection of information and accounting systems for each Burger King restaurant developed by Host Marriott, and (b) an on-going annual fee equal to the greater of U.S. $7,000 per location, or 1.5% of Host Marriott's gross receipts from the operation of each Burger King restaurant, in exchange for IFFC's on-going technical assistance and services, including maintaining quality standards, procurement and supply services, and on-going staff training. The annual fee will be payable monthly, with an annual reconciliation, and will continue for the duration of Host Marriott's operation of the location as a Burger King restaurant.

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

         CONVERTIBLE NOTES -- In November 1997, the Company sold $27,536,000 of its 11% Convertible Senior Subordinated Discount Notes Due October 31, 2007 (the "Notes") in a private offering. Interest is payable semi-annually, in cash, on April 30 and October 31 of each year, commencing April 30, 2001. The Notes are comprised as follows at June 30, 1999 and December 31, 1998:

                                                                      June 30,        December 31,
                                                                        1999              1998
                                                                      ------------    -----------
           Face amount of notes at maturity.........................   $27,536,000    $27,536,000
           Unamortized  discount  to  be  accreted  as  interest
             expense  and  added  to  the   original   principal
             balance of the notes over a period of three years......    (3,639,556)    (4,890,798)
                                                                       ------------    -----------
           Carrying value...........................................   $23,896,444    $22,645,202
                                                                       ===========    ===========

         The Notes are convertible, at the option of the holder, into Common Stock at any time after November 5, 1998. As of June 30, 1999, none of the Notes had been converted into Common Stock.

         DISPUTE WITH POLISH FISCAL AUTHORITIES -- IFFC anticipates that it will continue to incur certain expenses in connection with its disputes with the Polish Fiscal Authorities. See "Legal Proceedings -- Dispute with Polish Fiscal Authorities" for a description of such matters and IFFC's best estimates of the expenses IFFC anticipates incurring and the timing of such expenses.

         POLISH BANK ACCOUNTS -- As of June 30, 1999 and December 31, 1998, the Company had approximately $399,618 and $1,842,966, respectively, in Polish bank accounts with substantially all of such funds held as U.S. dollar denominated deposits. Substantially all of the Company's remaining cash is held in U.S. dollar accounts in U.S.
Banks.

         CREDIT FACILITIES -- IFFC has also financed its operations through the use of credit facilities.

         On February 24, 1999, IFFP entered into a credit agreement (the "Credit Agreement") with Citibank (Poland) S.A. pursuant to which Citibank granted IFFP a loan in the amount of $5,000,000 (the "Loan"). The purpose of the Loan is to finance the construction of nine Burger King restaurants. The loan is priced at 0.8% above LIBOR and matures on January 15, 2000. As of June 30, 1999, $4,041,433 was outstanding on this credit facility. In order for IFFP to enter into the Credit Agreement, holders of the outstanding Notes were required to waive certain provisions of the Note Indenture. As compensation for such waiver, the Noteholders were issued an aggregate of 204,585 shares of Common Stock, with a fair value of $0.56 per share.

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

         ACCOUNTING POLICIES -- The following is a summary of certain accounting policies that are new or have become material to the Company's operations during the first six months of 1999. For a discussion of all of the Company's material accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

         Prior to January 1, 1999, the Company capitalized preopening costs associated with opening new restaurants. Upon commencement of revenue producing activities at a restaurant location, these capitalized preopening costs were amortized over one year. In April 1998, the Accounting Standards Executive Committee of the American Institute of Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start-up activities to be expensed as incurred. The Company adopted SOP 98-5 on January 1, 1999. Upon adoption, the Company expensed previously capitalized start-up costs totaling $620,000 at January 1, 1999. In accordance with SOP 98-5, adoption has been reported as a cumulative effect of change in accounting principle in the accompanying consolidated statement of operations for the six months ended June 30, 1999. Preopening costs of $738,592 incurred subsequent to December 31, 1998 have been charged directly to expense. If SOP 98-5 had been adopted on January 1, 1998, preopening expenses would have been $152,572 during the six months ended June 30, 1998.

         The Company accounts for advertising expense in accordance with SOP 93-7, "Accounting for Advertising Costs" which generally requires that advertising costs be expensed either as incurred or the first time the advertising takes place. It is the Company's policy to expense advertising costs the first time the advertising takes place. However, Accounting Principles Board Opinion ("APB") No. 28, "Interim Financial Reporting" allows advertising costs to be deferred within a fiscal year if the benefits of an advertising expenditure clearly extend beyond the interim period in which the expenditure is made. Pursuant to APB 28, it is the Company's policy to defer advertising expenses at the end of interim periods to the extent that such costs will clearly benefit future interim periods. During the six ended June 30, 1999, the Company incurred advertising expense of approximately $1,490,056, of which approximately $576,651 was deferred at June 30, 1999 and is included in prepaid expenses on the accompanying consolidated balance sheets. Pursuant to SOP 93-7, the Company is required to expense all advertising incurred at the end of the fiscal year.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

         The official currency in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. At June 30, 1999, the exchange rate was 3.929 zlotys per dollar. The accounts of IFFC's Polish subsidiaries are maintained using the Polish zloty.

         IFFC's restaurant and store operations are conducted in Poland. The Polish economy has historically been characterized by high rates of inflation and devaluation of the Polish zloty against the dollar and European currencies. However, in the years ended December 31, 1997 and 1998, the rates of inflation and devaluation improved. For the years ended December 31, 1994, 1995, 1996, 1997 and 1998 the annual inflation rate in Poland was 32%, 21.6%, 19.5%, 13.0% and 8.6% respectively, and as of December 31, 1994, 1995, 1996, 1997 and 1998 the exchange rate was 2.437, 2.468, 2.872, 3.514 and 3.494 zlotys per dollar, respectively. Payment of interest and principal on the 9% Convertible Subordinate Debentures, 11% Convertible Senior Subordinated Discount Notes, the new Citibank line of credit and payment of franchise fees to Burger King and Domino's for each restaurant and store opened are in United States currency. Additionally, IFFC is dependent on certain sources of supply which require payment in European or United States currencies. Since IFFC's revenues from operations will be in zlotys, IFFC is subject to the risk of currency fluctuations. IFFC has and intends to maintain substantially all of its unutilized funds in United States or Western European currency denominated securities and/or European Currency Units. There can be no assurance that IFFC will successfully manage its exposure to currency fluctuations or that such fluctuations will not have a material adverse effect on IFFC.

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

         To date, the Company estimates that it has spent approximately $25,000 on Year 2000 efforts across all areas and expects to spend a total of approximately $150,000 when complete. The Company expects to fund Year 2000 costs through operating cash flows and proceeds from debt and equity financings. All system modification costs associated with Year 2000 will be expensed as incurred.

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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         DISPUTE WITH POLISH FISCAL AUTHORITIES. As of July 1995, IFFC may have become subject to penalties for failure to comply with an amended tax law requiring the use of cash registers with certain calculating and recording capabilities and which are approved for use by the Polish Fiscal Authorities. As a penalty for noncompliance, Polish tax authorities may disallow certain value added tax deductions for July and August 1995. Additionally, penalties and interest may be imposed on these disallowed deductions. IFFP believes that its potential exposure is approximately $460,000, which amount has been accrued for in the accompanying consolidated financial statements as of December 31, 1998. IFFP has requested a final determination by the Polish Minister of Finance. The Company is unable to predict the timing and nature of the Minister's ruling. Although IFFP's NCR Cash Register System was a modern system, it could not be modified. In 1998, IFFP replaced the system with a new Siemen's system which complies with Polish regulations.

         REGENESIS MATTER. The Company is a party to the following legal proceeding: ELPOINT COMPANY, LLC AND GENNADY YAKOVLEV, VS. MITCHELL RUBINSON, MARILYN RUBINSON, EDDA RUBINSON, NIGEL NORTON, JAMES F. MARTIN, LEON BLUMENTHAL, LAWRENCE RUTSTEIN, SHULMAN & ASSOCIATES, INC., MANNY SCHULMAN, FRANKLYN WEICHSELBAUM, JAMES MIRANTI, INTERNATIONAL FAST FOOD CORPORATION, DOMINO'S PIZZA INTERNATIONAL, INC., REGENESIS HOLDINGS CORPORATION, United States District Court, Northern District of California (Case No. 99-1107 CRB). On March 10, 1999, certain shareholders of Regenesis Holdings Corporation (f/k/a QPQ Corporation) ("Regenesis") filed a complaint against IFFC and certain of its senior management and principal shareholders, including Mitchell Rubinson, IFFC's Chairman of the Board and Chief Executive Officer, and James Martin, IFFC's Vice President and Chief Financial Officer. Regenesis formerly held the right to develop Domino's Pizza stores in Poland. Certain former officers and principal stockholders of Regenesis are officers and principal shareholders of IFFC. The complaint alleges, among other things, that the defendants fraudulently transferred the Domino's development rights to IFFC, thereby causing Regenesis to lose value. Additionally, the complaint alleges that IFFC engaged in the misappropriation of corporate opportunities of QPQ Corporation. The plaintiffs are seeking unspecified monetary damages, including treble and punitive damages, and reasonable costs and attorney's fees. Because this matter is in its preliminary stages, management is unable to determine what effect it will have upon IFFC's financial condition, results of operation or liquidity.

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


                       INTERNATIONAL FAST FOOD CORPORATION



DATE:  August 16, 1999                       By: /S/ MITCHELL RUBINSON
                                                ----------------------
                                                Mitchell Rubinson,
                                                Chairman of the Board, Chief
                                                Executive Officer
                                                (Principal Executive Officer)

DATE:  August 16, 1999                       By:/S/ JAMES MARTIN
                                                ----------------
                                                James Martin,
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)