Form 10QSB
period 1999-09-30
INTERNATIONAL FAST FOOD CORP
filed 1999-11-15
CIK 885549

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[ ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 1999.


      Transition Report Under Section 13 or 15(d) of the Exchange Act

      For the transition period from ____________ to ____________.


                         COMMISSION FILE NUMBER: 1-11386


                       INTERNATIONAL FAST FOOD CORPORATION
 -------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


            FLORIDA                                  65-0302338
            -------                                  ----------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
 Incorporation or Organization)




                          1000 LINCOLN ROAD, SUITE 200
                           MIAMI BEACH, FLORIDA 33139
           ----------------------------------------------------------
                     (Address of Principal Executive Office)



                                 (305) 531-5800
           ----------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  [X]  No  [  ]


The number of shares outstanding of the issuer's common stock, par value $.01 per share as of November 11, 1999 was 45,324,131.


Transitional Small Business Disclosure Format:     Yes [  ]      No [X]

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES


                                      INDEX


PART I.    FINANCIAL INFORMATION                                                      PAGE NO.
                                                                                      --------

           ITEM 1.  Financial Statements.........................................        2

           Consolidated  Balance Sheets as of September 30, 1999  (unaudited) and
           December 31, 1998.....................................................        2

           Consolidated  Statements of  Operations  for the Three Months and Nine
           Months  Ended September 30, 1999 and 1998 (unaudited).................        3

           Consolidated  Statements of  Shareholders'  Equity for the Nine Months
           Ended September 30, 1999 (unaudited)..................................        4

           Consolidated  Statements  of Cash  Flows  for the  Nine  Months  Ended
           September 30, 1999 and 1998 (unaudited)...............................        5

           Notes to Consolidated Financial Statements (unaudited)................        6

           ITEM 2.  Management's Discussion and Analysis or Plan of Operation            14

PART II.   OTHER INFORMATION

           ITEM 1.  Legal Proceedings............................................        22

           ITEM 2.  Changes in Securities and Use of Proceeds....................        22

           ITEM 5.  Other Information............................................        22

           ITEM 6.  Exhibits and Reports on Form 8-K.............................        23

           SIGNATURES............................................................        24

                          PART I. FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS.



              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                                      1999            1998
                                                                                   ----------       -----------
                                                                                   (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents.............................................       $   608,051    $  4,013,371
     Restricted cash and certificates of deposit...........................           999,990         999,990
     Receivables...........................................................           250,227       1,573,480
     Inventories...........................................................           818,432         842,867
     Prepaid expenses and other............................................           814,816       1,150,700
                                                                                   ----------      ----------
         Total Current Assets..............................................         3,491,516       8,580,408
Furniture, Equipment, Buildings and Leasehold Improvements, net............        20,729,241      17,137,181
Deferred  Debenture  Issuance Costs, net of accumulated  amortization of
   $215,608 and $190,666, respectively.....................................           216,717         241,659
Deferred Issuance Costs of 11% Convertible Senior Subordinated Discount Notes,
   net of accumulated amortization of $169,417 and $100,827,
   respectively............................................................           816,618       2,417,546

Other Assets, net of accumulated  amortization of $403,704 and $284,532,
   respectively............................................................         1,245,419         991,461
Burger King  Development  Rights,  net of  accumulated  amortization  of
   $270,270 and $189,189, respectively.....................................           729,730         810,811
Domino's Development Rights, net of accumulated  amortization of $69,939
   and  $46,626, respectively............................................             119,164         142,477
Costs in excess of net assets acquired, net of accumulated  amortization
   of $77,228 and $19,307, respectively......................................       1,467,340       1,525,260
                                                                                   ----------     -----------
         Total Assets......................................................      $ 28,815,745    $ 31,846,803
                                                                                   ==========     ===========


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Accounts payable......................................................      $  3,502,371    $  3,889,528
     Accrued interest payable..............................................           114,120          87,077
     Other accrued expenses................................................         1,417,896       1,176,019
     Current portion of bank credit facilities.............................         6,597,764       1,512,260
                                                                                   ----------      ----------
         Total Current Liabilities.........................................        11,632,151       6,664,884
11% Convertible Senior Subordinated Discount  Notes due October 31, 2007...         8,585,567      22,645,202
Bank Credit Facilities.....................................................         1,431,365       1,892,362
9% Subordinated Convertible Debentures, due December 15, 2007..............         2,756,000       2,756,000
                                                                                   ----------      ----------
         Total Liabilities.................................................        24,405,083      33,958,448
                                                                                   ----------      ----------
Deferred Credit............................................................           250,000       1,000,000
                                                                                   ----------      ----------

COMMITMENTS AND CONTINGENCIES (NOTES 2, 8 AND 9)
SHAREHOLDERS' EQUITY (DEFICIT):
     Series A Preferred Stock, $.01 par value, 2,000,000 shares authorized;
       32,985 and 32,985 shares issued and outstanding,
       respectively (liquidation preference of $3,298,500).................               330             330
     Series B Preferred Stock, $.01 par value, 400,000 shares authorized;
       158,134 shares and no shares issued and outstanding,
       respectively (liquidation preference of $15,813,436)................             1,581              --
     Common  Stock,  $.01  par  value,  200,000,000  shares  authorized;
       45,324,131   and  44,901,587   shares  issued  and   outstanding,              453,241         449,016
       respectively........................................................
     Additional paid-in capital............................................        32,377,237      17,888,248
     Accumulated deficit...................................................       (28,671,727)    (21,449,239)
                                                                                   ----------      ----------
         Total Shareholders' Equity (Deficit)..............................         4,160,662      (3,111,645)
                                                                                   ----------      ----------
         Total Liabilities and Shareholders' Equity (Deficit)..............      $ 28,815,745     $31,846,803
                                                                                 ============     ===========



                             SEE ACCOMPANYING NOTES




              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                             ------------------            -----------------
                                                             1999           1998           1999            1998
                                                             ----           ----           ----            ----
REVENUES:
  Revenues..........................................     $ 3,747,425    $ 2,016,349   $11,589,343     $ 5,705,371
Food and Packaging..................................       1,384,910        784,067     4,413,430       2,235,433
                                                         -----------    -----------   -----------     -----------
Gross Profit........................................       2,362,515      1,232,282     7,175,913       3,469,938
                                                         -----------    -----------   -----------     -----------
RESTAURANT OPERATING EXPENSES:
  Payroll and Related Costs.........................         821,219        404,748     2,339,070       1,076,095
  Occupancy and Other Operating Expenses............       1,486,404        577,761     4,219,257       1,642,846
  Pre-opening Expenses..............................          35,567             --       774,159             --
  Depreciation and Amortization.....................         699,672        312,365     1,984,639         832,744
                                                         -----------    -----------   -----------     -----------
     Total Restaurant Operating Expenses............       3,042,862      1,294,874     9,317,125       3,551,685
     Loss From Restaurant Operations................        (680,347)       (62,592)   (2,141,212)        (81,747)
                                                         -----------    -----------   -----------     -----------
General and Administrative Expenses.................         959,430        837,308     3,218,144       1,979,714
                                                         -----------    -----------   -----------     -----------
OTHER INCOME (EXPENSES):
  Interest and other income, net....................         847,353        128,240     1,098,782         679,980
  Interest expense, including amortization of
   debentures issuance costs........................        (706,562)      (775,399)   (2,218,214)     (2,189,941)
  Foreign currency exchange gain (loss).............         117,989          9,337       (26,925)          4,736
                                                         -----------    -----------   -----------     -----------
     Total other income (expenses)..................         258,780       (637,822)   (1,146,357)     (1,505,225)
                                                         -----------    -----------   -----------     -----------
Loss before minority interest.......................      (1,380,997)    (1,537,722)   (6,505,713)     (3,566,686)
Minority Interest In Losses of Consolidated                       --         48,000            --         115,478
Subsidiary..........................................
Cumulative effect of change in accounting                         --             --       620,000              --
principle...........................................
                                                         -----------    -----------   -----------     -----------
Net Loss............................................     $(1,380,997)   $(1,489,722)  $(7,125,713)    $(3,451,208)
                                                         ===========    ===========   ===========     ===========
Basic and Diluted Net Loss Per Common Share.........           $(.03)         $(.03)        $(.16)          $(.08)
                                                         ===========    ===========   ===========     ===========
Weighted Average Number of Common Shares                  45,324,131     44,784,064    45,146,643      44,697,347
                                                         ===========    ===========   ===========     ===========







                             SEE ACCOMPANYING NOTES


              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)



                                           COMMON STOCK         PREFERRED STOCK    ADDITIONAL
                                           ------------         ---------------     PAID-IN     ACCUMULATED
                                        SHARES      AMOUNT     SHARES    AMOUNT     CAPITAL       DEFICIT        TOTAL
                                        ------      ------     ------    ------     -------       -------        -----


Balances, December 31, 1998......     44,901,587   $449,016    32,985    $330     $17,888,248  $(21,449,239)  $(3,111,645)
  Issuance of common stock to 11%
     Noteholders.................        204,585      2,046        --      --         112,522            --       114,568
  Issuance of common stock for 6%
     preferred stock dividends...        217,959      2,179        --      --          94,596       (96,775)         --
  Issuance of  series B  convertible
  preferred  stock in  exchange  for
  conversion of  $17,900,000  in 11%
  discount notes.................            --          --    158,134  1,581      14,281,871            --    14,283,452
  Net loss for the period........            --          --        --      --            --    $ (7,125,713)  $(7,125,713)
                                      ----------   --------    ------    ----     -----------  ------------   -----------
Balances, September 30, 1999
(unaudited)......................     45,324,131   $453,241    191,119  $1,911    $32,377,237  $(28,671,727)  $ 4,160,662
                                      ==========   ========    =======  ======    ===========  ============   ===========











                             SEE ACCOMPANYING NOTES



              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  -------------------------------
                                                                                      1999              1998
                                                                                      ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...................................................................   $(7,125,713)   $ (3,451,208)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Cumulative effect of change in accounting principle ......................       620,000            --
     Amortization  and  depreciation  of  furniture, equipment,  buildings,
       leasehold improvements and development rights ..........................     2,947,681         937,138
     Amortization of debt discount and issuance costs .........................     1,849,687       1,895,292
     Forgiveness of Burger King fees ..........................................      (750,000)           --
     Minority interest in losses of subsidiary ................................          --          (115,478)
     Other operating items ....................................................       265,418           4,679
   Changes in operating assets and liabilities, net of acquisition of business:
     Receivables ..............................................................     1,323,253        (461,535)
     Inventories ..............................................................        24,435        (194,894)
     Prepaid expenses and other ...............................................    (1,058,276)       (746,081)
     Accounts payable and other accrued expenses ..............................      (145,279)      1,021,585
                                                                                  -----------    ------------
   Net cash used in operating activities ......................................    (2,048,794)     (1,110,502)
                                                                                  -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for furniture, equipment and leasehold improvements ...............    (5,489,851)     (4,340,480)
   Payments for other assets ..................................................      (367,374)       (846,683)
   Purchase of minority interest in subsidiary ................................          --        (1,538,029)
                                                                                  -----------    ------------
   Net cash used in investing activities ......................................    (5,857,225)     (6,725,192)
                                                                                  -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of bank credit facilities .......................................      (391,907)       (246,624)
   Borrowings under bank credit facilities ....................................     5,016,414       1,575,023
   Payment of registration costs ..............................................          --           (30,456)
                                                                                  -----------    ------------
   Net cash provided by financing activities ..................................     4,624,507       1,297,943
                                                                                  -----------    ------------
   EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ...............      (123,808)         (4,679)
                                                                                  -----------    ------------
   DECREASE IN CASH AND CASH EQUIVALENTS ......................................    (3,405,320)     (6,542,430)
   BEGINNING CASH AND CASH EQUIVALENTS ........................................     4,013,371      18,642,335
                                                                                  -----------    ------------
   ENDING CASH AND CASH EQUIVALENTS ...........................................   $   608,051    $ 12,099,905
                                                                                  ===========    ============
   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest .................................................................   $   336,069    $    192,456
                                                                                  ===========    ============
     Interest capitalized .....................................................   $   177,100    $       --
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

         IFFC's restaurant and store operations are conducted in Poland. The Polish economy has historically been characterized by high rates of inflation and devaluation of the Polish zloty against the dollar and European currencies. However, in recent years, the rates of inflation and devaluation improved. For the years ended December 31, 1994, 1995, 1996, 1997 and 1998 the annual inflation rate in Poland was 32%, 21.6%, 19.5%, 13.0% and 8.6%, respectively. Payment of interest and principal on the 9% Convertible Subordinated Debentures, 11% Convertible Senior Subordinated Discount Notes, the new Citibank line of credit and payment of franchise fees to Burger King Corporation ("BKC") and Domino's Pizza, Inc. ("Domino's") for each restaurant and store opened are in United States currency. Additionally, the Company is dependent on certain sources of supply which require payment in European or United States currencies. Because IFFC's revenues from operations are in zlotys, the official currency of Poland, IFFC is subject to the risk of currency fluctuations. IFFC has and intends to maintain substantially all of its unutilized funds in United States or Western European denominated currency and/or securities and/or European Currency Units. There can be no assurance that IFFC will successfully manage its exposure to currency fluctuations or that such fluctuations will not have a material adverse effect on IFFC.

         The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. At September 30, 1999 and December 31, 1998, the exchange rate was 4.118 and 3.494 zlotys per dollar, respectively. The accounts of IFFC's Polish subsidiaries are maintained in zlotys and are remeasured into U.S. dollars, the functional currency, at the end of each reporting period. Monetary assets and liabilities are remeasured, using current exchange rates. Non-monetary assets, liabilities, and related expenses, primarily furniture, equipment, leasehold improvements and related depreciation and amortization, are remeasured using historical exchange rates. Income and expense accounts, excluding depreciation and amortization, are remeasured using an annual weighted average exchange rate. Transaction gains and losses that arise from exchange rate fluctuations in transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         LIQUIDITY AND PLAN OF OPERATIONS -- As of September 30, 1999, IFFC had negative working capital of approximately $8,140,634 and cash and cash equivalents of $608,051. IFFC has significant commitments to develop restaurants in accordance with the BKC Development Agreement and the New Master Franchise Agreement with Domino's. The Company has sustained losses from operations since its incorporation in December 1991. For the nine months ended September 30, 1999 and 1998, the Company reported net losses of $7,125,713 and $3,451,208, respectively. At September 30, 1999 the Company had an accumulated deficit of $28,671,727. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Management believes that cash flows from currently existing stores, when combined with existing financial resources and drawings on the Company's $8,000,000 line of credit secured by BKC (which, under certain circumstances, may be increased to $10,000,000) (see Note 11), will be sufficient to fund operations and development costs through at least December 31, 1999. The Company is in advance of the required development schedule. However, no assurance can be given that management's goals will be achieved. Management is seeking to obtain additional equity financing to fund future development. No assurance can be given that such financing will be obtained or that it can be obtained on favorable terms.

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

         NET LOSS PER COMMON SHARE -- The basic net loss per common share in the accompanying unaudited consolidated statements of operations is based upon the net loss after preferred dividend requirements of $98,955 and $98,955 for the nine months ended September 30, 1999 and 1998, respectively, divided by the weighted average number of shares outstanding during each period. Diluted per share data for the nine months ended September 30, 1999 and September 30, 1998 is the same as basic per share data since the inclusion of all potential common shares that would be issuable upon the exercise of options and warrants and the assumed conversion of convertible debt and preferred stock would be anti-dilutive.

         STORE PRE-OPENING EXPENSES -- Prior to January 1, 1999, the Company capitalized pre-opening costs associated with opening new restaurants. Upon commencement of revenue producing activities at a restaurant location, these capitalized pre-opening costs were amortized over one year. In April 1998, the Accounting Standards Executive Committee of the American Institute of Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start-up activities to be expensed as incurred. The Company adopted SOP 98-5 on January 1, 1999. Upon adoption, the Company expensed previously capitalized start-up costs totaling $620,000 at January 1, 1999. In accordance with SOP 98-5, adoption has been reported as a cumulative effect of change in accounting principle in the accompanying unaudited consolidated statement of operations for the nine months ended September 30, 1999. Pre-opening costs of $774,159 incurred subsequent to December 31, 1998 have been charged directly to expense. If SOP 98-5 had been adopted on January 1, 1998, pre-opening costs would have been $445,585 during the nine months ended September 30, 1998.

         ADVERTISING EXPENSE -- The Company accounts for advertising expense in accordance with SOP 93-7, "Accounting for Advertising Costs" which generally requires that advertising costs be expensed either as incurred or the first time the advertising takes place. It is the Company's policy to expense advertising costs the first time the advertising takes place. However, Accounting Principles Board Opinion ("APB") No. 28, "Interim Financial Reporting" allows advertising costs to be deferred within a fiscal year if the benefits of an advertising expenditure clearly extend beyond the interim period in which the expenditure is made. Pursuant to APB 28, it is the Company's policy to defer advertising expenses at the end of interim periods to the extent that such costs will

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


clearly benefit future interim periods. During the nine months ended September 30, 1999, the Company incurred advertising expense of approximately $2,012,962, of which approximately $640,008 was deferred at September 30, 1999 and is included as a component of prepaid expenses in the accompanying September 30, 1999 unaudited consolidated balance sheet. Pursuant to SOP 93-7, the Company is required to expense all advertising incurred at the end of the fiscal year.

         RECLASSIFICATION -- Certain amounts in the 1998 consolidated financial statements have been reclassified to conform with the 1999 presentation.

3.       RESTRICTED CASH:

         At September 30, 1999, the Company had a $999,990 certificate of deposit hypothecated to an outstanding line of credit with Totalbank.

4.       BANK CREDIT FACILITIES:

         Bank credit facilities at September 30, 1999 and December 31, 1998 consist of the following:




                                                                              September 30,          December 31,
                                                                                  1999                  1998
                                                                                  ----                  ----
                                                                               (unaudited)
 Amerbank,  S.A,  IFFP  overdraft  credit  line,  variable  rate
      approximately equal to prime, expiring April 1, 2000..........       $          --         $         386
 Amerbank,  S.A.,  PKP  overdraft  credit  line,  variable  rate
      approximately equal to prime, expiring June 1, 2000...........              11,766                25,288
 Amerbank, PKP line of credit of $300,000 payable in 10 quarterly installments of $30,000 commencing on December 26, 1998, interest payable monthly at
      3-1/8% above LIBOR,
      due at maturity March 26, 2001................................             176,363               266,362
 Amerbank, IFFP line of credit of $950,000 payable in 29 monthly installments of
      $32,000 commencing on March 12, 1998, interest payable monthly at .50%
      above LIBOR, due
      at maturity on August 12, 2000................................             342,000               630,000
 Amerbank, IFFP revolving credit facility of $1,500,000, interest is payable monthly at 2.50% above LIBOR, payable in 35 monthly installments of
      $41,666, commencing in July 2000, with final payment of $41,690, due at maturity on
      May 18, 2003..................................................           1,500,000             1,500,000
 Totalbank, IFFC line of credit of $999,000 payable in full on February 18,
      2000, interest at 6.50% payable quarterly, collateralized by certificates of deposit in the amount
      of $999,990...................................................             999,000               982,586
 Citibank, IFFP line of credit of $8,000,000 payable at maturity on January 15,
      2000, interest at LIBOR plus
      .95%, interest payable quarterly, unsecured...................           5,000,000                    --
                                                                           -------------         -------------
 Total Debt.........................................................           8,029,129             3,404,622
 Less: Current Maturities...........................................           6,597,764             1,512,260
                                                                           -------------         -------------
 Long Term Debt.....................................................       $   1,431,365         $   1,892,362
                                                                           =============         =============


              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.       9% CONVERTIBLE SUBORDINATED DEBENTURES:

         The 9% Convertible Subordinated Debentures (the "Debentures") mature on December 15, 2007 and provide for the payment of cash interest, semi-annually on June 15 and December 15, until maturity. At September 30, 1999 and December 31, 1998, there were $2,756,000 of Debentures outstanding.

6.       11% CONVERTIBLE SENIOR SUBORDINATED DISCOUNT NOTES:

         On November 5, 1997, the Company sold $27,536,000 of 11% Convertible Senior Subordinated Discount Notes Due October 31, 2007 ( the "Notes") in a private offering. At September 30, 1999 and December 31, 1998, the notes are comprised as follows:

                                                                         September 30,        December 31,
                                                                             1999                1998
                                                                         ------------        ------------
                                                                          (unaudited)
         Face amount of notes at maturity.......................           $9,636,000         $27,536,000
         Unamortized  discount  to be  accreted as interest
         expense  and  added  to  the  original   principal
         balance of the notes over a period of three years......           (1,050,433)         (4,890,798)
                                                                           ----------         -----------
         Carrying value.........................................           $8,585,567         $22,645,202
                                                                           ==========         ===========

         The Notes are convertible, at the option of the holder, into shares of Common Stock. As of September 30, 1999, none of the Notes had been converted into Common Stock. On August 31, 1999, $17,900,000 of the Notes were exchanged for an aggregate of 158,134 shares of Series B Convertible Preferred Stock.

7.       SHAREHOLDERS' EQUITY:

         The Company's stock option plan provides for the granting of options to qualified employees and directors of the Company. Stock option activity is shown below for the nine months ended September 30, 1999:

                                                                                        Weighted
                                                                      September 30,      Average
                                                                          1999         Share Price
                                                                          ----         -----------

   Outstanding at beginning of period......................             1,020,000          $.52
   Granted.................................................                    --           --
   Exercised...............................................                    --           --
   Expired.................................................              (100,000)         $.40
                                                                      -----------
   Outstanding at end of period............................               920,000          $.53
                                                                      ===========
   Exercisable at end of period............................               517,500          $.46
   Price range of options outstanding at end of period.....           $.40 - $.81
   Available for grant at end of period....................             1,080,000


              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         At September 30, 1999, IFFC had reserved the following shares of Common Stock for issuance:



         Stock option plans...............................................................         2,000,000
         Convertible Debentures convertible into Common Stock at a conversion price
              of $8.50 per share on or before December 15, 2007...........................           324,235
         Series A Preferred Stock convertible into Common Stock at a conversion price
              of $3.00 per share..........................................................         1,099,500
         Series B Preferred Stock convertible into Common Stock at a conversion price
              of $.66 per share...........................................................        23,959,752
         Warrants to purchase 50,000 shares of Common Stock at an exercise price of
              $.2831 per share on or before January 5, 2004...............................            50,000
         Convertible Senior Subordinated Discount Notes convertible into Common
              Stock, after November 5, 1998, at a conversion price of $.70 per share......        13,765,714
                                                                                                  ----------
         Total reserved shares............................................................        41,199,201
                                                                                                  ==========

8.       COMMITMENTS AND CONTINGENCIES:

         On February 24, 1999, IFFP entered into a credit agreement (the "Credit Agreement") with Citibank (Poland) S.A. pursuant to which Citibank granted IFFP a line of credit in the amount of $5,000,000 (the "Line of Credit"). The purpose of the Line of Credit was to finance the construction of nine Burger King restaurants. The Line of Credit is priced at 0.95% above LIBOR and matures on January 15, 2000. As of September 30, 1999, $5,000,000 was outstanding on this credit facility. In order for IFFP to enter into the Credit Agreement, holders of the outstanding Notes were required to waive certain provisions of the Note Indenture. As compensation for such waiver, the Noteholders were issued an aggregate of 204,585 shares of Common Stock, with a fair value of $0.56 per share. The fair value of the common stock issued was expensed in the first quarter.

         The Line of Credit is guaranteed by BKC and the Company granted BKC a security interest in the outstanding shares of IFFP. As a condition to the guarantee, BKC required that IFFC, IFFP and Mitchell Rubinson, Chairman and Chief Executive Officer, enter into a general release in favor of BKC for any and all matters occurring prior to the date of the guarantee. Additionally, the Company and IFFP entered into a reimbursement agreement (the "Reimbursement Agreement") pursuant to which they agreed to reimburse BKC for any and all amounts paid out by BKC pursuant to the guaranty and all costs and expenses incurred by BKC in connection with the enforcement of its rights under the Reimbursement Agreement. BKC also required that the Company, IFFP and Mitchell Rubinson, the Chairman of the Board and Chief Executive Officer of the Company and a principal shareholder ("Rubinson"), execute a general release of BKC relating to any matters that occurred prior to the execution of the Credit Agreement.

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

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

9.       LITIGATION:

         DISPUTE WITH POLISH FISCAL AUTHORITIES. As of July 1995, IFFC may have become subject to penalties for failure to comply with an amended tax law requiring the use of cash registers with certain calculating and recording capabilities and which are approved for use by the Polish Fiscal Authorities. As a penalty for noncompliance, Polish tax authorities may disallow certain value added tax deductions for July and August 1995. Additionally, penalties and interest may be imposed on these disallowed deductions. IFFP believes that its potential exposure is approximately $460,000, which amount has been accrued for in the accompanying consolidated financial statements as of December 31, 1998 and September 30, 1999. IFFP has requested a final determination by the Polish Minister of Finance. The Company is unable to predict the timing and nature of the Minister's ruling. Although IFFP's NCR Cash Register System was a modern system, it could not be modified. In 1998, IFFP replaced the system with a new Siemen's system which complies with Polish regulations.

         REGENESIS MATTER. The Company is a party to the following legal proceeding: ELPOINT COMPANY, LLC AND GENNADY YAKOVLEV, VS. MITCHELL RUBINSON, MARILYN RUBINSON, EDDA RUBINSON, NIGEL NORTON, JAMES F. MARTIN, LEON BLUMENTHAL, LAWRENCE RUTSTEIN, SHULMAN & ASSOCIATES, INC., MANNY SCHULMAN, FRANKLYN WEICHSELBAUM, JAMES MIRANTI, INTERNATIONAL FAST FOOD CORPORATION, DOMINO'S PIZZA INTERNATIONAL, INC., REGENESIS HOLDINGS CORPORATION, United States District Court, Northern District of California (Case No. 99-1107 CRB). On March 10, 1999, certain shareholders of Regenesis Holdings Corporation (f/k/a QPQ Corporation) ("Regenesis") filed a complaint against IFFC and certain of its senior management and principal shareholders, including Mitchell Rubinson, IFFC's Chairman of the Board and Chief Executive Officer, and James Martin, IFFC's Vice President and Chief Financial Officer. Regenesis formerly held the right to develop Domino's Pizza stores in Poland. Certain former officers and principal stockholders of Regenesis are officers and principal shareholders of IFFC. The complaint alleges, among other things, that the defendants fraudulently transferred the Domino's development rights to IFFC, thereby causing Regenesis to lose value. Additionally, the complaint alleges that IFFC engaged in the misappropriation of corporate opportunities of QPQ Corporation. The plaintiffs are seeking unspecified monetary damages, including treble and punitive damages, and reasonable costs and attorney's fees. A settlement between all parties has been reached in this matter and is awaiting court approval. Management does not believe the settlement will have a material adverse effect on the financial condition or results of operation of the Company.

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

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


10.      SEGMENT INFORMATION:

         The Company operates subsidiaries in the fast food industry in the Republic of Poland. The Company, through its two wholly owned subsidiaries, International Fast Food Polska, Sp. zo.o. ("IFFP") and Pizza King Polska Sp. zo.o. ("PKP"), operates franchised Burger King restaurants and Domino's Pizza stores, respectively, in the Republic of Poland. The Company's reportable segments are strategic business units that offer different products. The Company evaluates the performance of its segments based on revenue and operating income. The Company's Burger King restaurants offer dine-in and take out hamburgers, cheeseburgers, chicken sandwiches, fish sandwiches, french fries, soft drinks including milk shakes and ice cream. The Company Domino's Pizza stores offer its customers take out and delivery service for its pizzas, salads, chicken wings, breadsticks and soft drinks. There is no material intersegment revenue. Interest expense related to working capital and development activity is included in the Company's unaudited consolidated statements of operations.

         The following table presents financial information regarding the Company's different industry segments as of and for the nine and three month periods ended September 30, 1999 and 1998 (in thousands):




                                                             NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)
                                                             ------------------------------------------------
                                                      IFFP           PKP           TOTAL        CORPORATE    CONSOLIDATED
                                                      ----           ---           -----        ---------    ------------
Revenue................................              $8,401        $3,188        $11,589       $     --        $11,589
Food and packaging costs...............               3,325         1,088          4,413             --          4,413
Restaurant operating expenses..........               4,774         1,785          6,559             --          6,559
Pre-opening costs......................                 599           176            775             --            775
Depreciation and amortization..........               1,586           398          1,984             --          1,984
                                                    -------        ------        -------        -------        -------
Loss from restaurant operations........             $(1,883)       $ (259)       $(2,142)       $    --        $(2,142)
                                                    =======        ======        =======        =======        =======
General and administrative expenses....                 967           354          1,321          1,897          3,218
                                                    -------        ------        -------        -------        -------


                                                                NINE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED)
                                                                ------------------------------------------------
                                                      IFFP           PKP           TOTAL        CORPORATE    CONSOLIDATED
                                                      ----           ---           -----        ---------    ------------
Revenue................................             $ 4,250       $ 1,455        $ 5,705       $     --         $5,705
Food and packaging costs...............               1,725           510          2,235             --          2,235
Restaurant operating expenses..........               1,893           825          2,718             --          2,718
Depreciation and amortization..........                 609           224            833             --            833
                                                    -------        ------        -------        -------        -------
Loss from restaurant operations........             $    23       $  (104)       $   (81)      $     --           $(81)
                                                    =======        ======        =======        =======        =======
General and administrative expenses....                 917           213          1,130            849          1,979
                                                    -------        ------        -------        -------        -------


                                                              THREE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)
                                                              -------------------------------------------------
                                                      IFFP           PKP           TOTAL        CORPORATE    CONSOLIDATED
                                                      ----           ---           -----        ---------    ------------
Revenue................................              $2,746        $1,001        $ 3,747         $   --        $ 3,747
Food and packaging costs...............               1,041           344          1,385             --          1,385
Restaurant operating expenses..........               1,669           638          2,307             --          2,307
Pre-opening costs......................                  --            35             35             --             35
Depreciation and amortization..........                 556           144            700             --            700
                                                    -------        ------        -------        -------        -------
Loss from restaurant operations........              $ (520)      $  (160)        $ (680)        $   --          $(680)
                                                    =======        ======        =======        =======        =======
General and administrative expenses....                 295           121            416            543            959
                                                    -------        ------        -------        -------        -------







              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                                                         THREE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED)
                                                         -------------------------------------------------
                                                       IFFP           PKP           TOTAL        CORPORATE    CONSOLIDATED
                                                       ----           ---           -----        ---------    ------------
Revenue................................              $1,495        $  521         $2,016       $     --         $2,016
Food and packaging costs...............                 605           179            784             --            784
Restaurant operating expenses..........                 645           338            983             --            983
Depreciation and amortization..........                 218            94            312            --             312
                                                    -------        ------        -------        -------        -------
Loss from restaurant operations........             $    27         $ (90)        $  (63)      $     --         $  (63)
                                                    =======        ======        =======        =======        =======
General and administrative expenses....                 478            83            561            276            837
                                                    -------        ------        -------        -------        -------


11.      SUBSEQUENT EVENTS:

         In October 1999, the remaining holders of the Notes agreed to amend the Notes to provide that interest earned on the Notes from October 31, 2000 to October 31, 2003 will be paid in additional Notes, rather than cash. Interest payable thereafter will be payable in cash.

         In October 1999, IFFP increased the amount of the Line of Credit from Citibank (Poland) S.A., which is guaranteed by BKC, to $8,000,000. IFFC may increase the Line of Credit to $10,000,000 if it meets certain specified criteria. As of November 12, 1999, $5,718,559 was outstanding on this credit facility. All of the prior transaction documents were re-executed, including the purchase agreement and the release. Additionally, as security for the Line of Credit, BKC required that Mitchell Rubinson enter into a personal guaranty with BKC and pledge 5,000,000 shares of the common stock of IFFC owned by him. In connection with such matters, the Company entered into a reimbursement and fee agreement whereby it agreed to reimburse Mr. Rubinson for all amounts paid by him pursuant to his personal guaranty and to pay him a fee equal to 3% annually of the amount being guaranteed. As of the date hereof, Mr. Rubinson has not been paid under this agreement. In order for IFFP to increase the Line of Credit, holders of the outstanding Notes were required to waive certain provisions of the Note Indenture.

         In connection with the increase of the Line of Credit, IFFC granted warrants to acquire 4,000,000 shares of Common Stock to BKC at an exercise price of $2.00 per share. Such warrants are immediately exercisable and expire on October 21, 2004.

         Effective November 1, 1999, Michael Welch, President, Chief Operating Officer and a Director of the Company, resigned. James F. Martin was appointed as President and Chief Operating Officer. Mr. Martin previously served, and continues to serve, as Chief Financial Officer and a Director of the Company.

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

GENERAL

         IFFC currently operates 25 Burger King restaurants and 16 Domino's Pizza stores. Additionally, IFFC has granted a third party permission to operate one additional Burger King store. IFFC has incurred losses and anticipates that it will continue to incur losses until, at the earliest, it establishes a number of restaurants and stores generating sufficient revenues to offset its operating costs and the costs of its proposed continuing expansion. There can be no assurance that IFFC will ever achieve profitability or be able to successfully establish a sufficient number of restaurants to achieve profitability.

NINE MONTHS ENDED SEPTEMBER 30, 1999 VS NINE MONTHS ENDED SEPTEMBER 30, 1998

RESULTS OF OPERATIONS

         For the nine months ended September 30, 1999 and September 30, 1998, IFFC generated sales of $11,589,343 and $5,705,371, respectively. In Polish zlotys, IFFC generated sales of Pln.45,139,332 and Pln.19,965,946 for the nine months ended September 30, 1999 and September 30, 1998, respectively. The 103.1% increase in sales in U.S. dollar terms and 126.1% increase in Polish zloty terms was primarily the result of the opening of new Burger King restaurants and Domino's Pizza stores. Sales in U.S. dollar terms includes sales of $8,400,855 and $4,249,872 for the Burger King restaurants and $3,188,488 and $1,455,499 for the Domino's Pizza stores, respectively. In Polish zloty terms IFFC's Burger King same restaurant sales increased by approximately 5.0% for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Due to the devaluation of the zloty of approximately 11.5%, IFFC's Burger King same restaurant sales, in U.S. dollar terms, decreased by approximately 6.5% for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The increase in same restaurant sales was primarily attributable to the initial start up of television advertising in March 1999. In U.S. dollar and Polish zloty terms, IFFC's Domino's same store sales increased by approximately 10.3% and 22.7%, respectively, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The increase in same store sales was attributed to increased brand awareness in Warsaw, Poland.

         During the nine months ended September 30, 1999, IFFC incurred food and packaging costs of $4,413,430, payroll and related costs of $2,339,070, occupancy and other operating expenses of $4,219,257, depreciation and amortization expense of $1,984,639 and pre-opening costs of $774,159. For the nine months ended September 30, 1998, IFFC incurred food and packaging costs of $2,235,433, payroll and related costs of $1,076,095, occupancy and other operating expenses of $1,642,846 and depreciation and amortization expense of $832,744. The increases in the above expenses from 1998 to 1999 were primarily due to the opening of new Burger King restaurants and Domino's Pizza stores.

         Food and packaging costs applicable to Burger King restaurants for the nine months ended September 30, 1999 and 1998 were 39.6% and 40.6% of restaurant sales, respectively. The 1.0% decrease as a percentage of restaurant sales was primarily attributable to lower meat costs as a percentage of sales. Food and packaging costs applicable to Domino's stores for the nine months ended September 30, 1999 and 1998 were 34.1% and 35% of store sales, respectively. The 0.9% decrease as a percentage of store sales was primarily attributable to the reduction of paper and cheese costs.

         Payroll and related costs applicable to Burger King restaurants for the nine months ended September 30, 1999 and 1998 were 19.5% and 17.4% of restaurant sales, respectively. The 2.1% increase as a percentage of restaurant sales was primarily as a result of payroll costs incurred in the new restaurants during their initial start up coupled with wage increases in the Warsaw restaurants. Payroll and related costs applicable to Domino's stores for the nine months ended September 30, 1999 and 1998 were 22.0% and 23.2% of store sales, respectively. The 1.2% decrease as a percentage of restaurant sales was primarily as a result of an increase in same store sales without a corresponding increase in payroll expenses.

         Occupancy and other operating expenses applicable to Burger King restaurants for the nine months ended September 30, 1999 and 1998 were 37.3% and 27.2% of restaurant sales, respectively. The 10.1% increase as a percentage of restaurant sales was primarily attributable to higher royalties paid to Burger King pursuant to the provisions of the BKC Agreement, coupled with higher advertising costs, rent and utilities associated with the new restaurants. Occupancy and other operating expenses applicable to Domino's stores for the nine months ended September 30, 1999 and 1998 were relatively constant at 33.9% and 33.5% of restaurant sales, respectively. The 0.4% increase as a percentage of sales was primarily attributable to increased advertising expenses.

         Depreciation and amortization expense applicable to Burger King restaurants was $1,585,855 as compared to $609,129 for the nine months ended

September 30, 1999 and 1998, respectively. The increase was primarily attributable to depreciation for the new restaurants. Depreciation and amortization expense applicable to Domino's stores was $398,784 as compared to $223,615 for the nine months ended September 30, 1999 and 1998, respectively. The increase was primarily attributable to depreciation on new stores.

         General and administrative expenses for the nine months ended September 30, 1999 and 1998 were 27.8% and 34.7% of sales, respectively. The 6.9% decrease as a percentage of sales was primarily attributable to higher total sales without a corresponding increase in general and administrative expenses. For the nine months ended September 30, 1999, general and administrative expenses equaled $3,218,144. It consisted of executive and office staff salaries and benefits ("Salary Expense") of $1,056,336; legal and professional fees, office rent, travel, telephone and other corporate expenses ("Corporate Overhead Expense") of $1,581,833, debt issuance costs of $391,092, and depreciation and amortization of $188,883. For the nine months ended September 30, 1998, general and administrative expense was $1,979,714 and included Salary Expense of $788,652; Corporate Overhead Expenses of $964,399, and depreciation and amortization of $226,663. The $1,238,430 increase in general and administrative expenses for 1999 is primarily attributable to increased salaries associated with expanded Polish operations, debt issuance costs associated with the $5.0 million Citibank loan and higher legal fees.

         For the nine months ended September 30, 1999 and 1998 Interest and Other Income consisted of the following:

                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   -------------------------------
                                                                                       1999                1998
                                                                                       ----                ----
Forgiveness of Burger King fee...........................................          $  750,000                 --

Interest income..........................................................              86,893           $711,936

All other, net...........................................................             261,889            (31,956)
                                                                                   ----------         ----------
                                                                                   $1,098,782           $679,980
                                                                                   ==========         ==========
         Interest Expense consisted of the following:

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 -------------------------------
                                                                                       1999                1998
                                                                                       ----                ----
Interest Expense on 9% Subordinated Convertible Debentures..........              $   186,030        $   186,030

Amortization of Debt Issuance Costs.................................                   95,886            214,744

Accretion of discount on 11% Convertible Senior Subordinated
   Discount Notes...................................................                1,753,801          1,680,548

Interest Expense on Bank Facilities.................................                  359,597            108,619

Less: Interest Capitalized .........................................                 (177,100)                --
                                                                                   ----------         ----------
Total...............................................................               $2,218,214         $2,189,941
                                                                                   ==========         ==========

        Interest and other income increased by 61.6% to $1,098,782 from $679,980 for the nine months ended September 30, 1999 and 1998, respectively. The increase in the 1999 period was primarily the result of the recognition of the forgiveness of debt due Burger King of $750,000, which was partially offset by a decrease in interest income. Interest income decreased for the 1999 period primarily as the result of the decrease in cash and cash equivalents. Interest expense exceeded interest and other income by $1,119,432 and $1,509,961 for the nine months ended September 30, 1999 and 1998, respectively.

         IFFC's interest expense on bank facilities was $359,597 and $108,619 for the nine months ended September 30, 1999 and 1998, respectively. The $250,978 increase was attributable to IFFC's increase of borrowings under bank credit facilities.

         As a result of the foregoing, the nine months ended September 30, 1999, IFFC generated a net loss of $7,125,713 or $.16 per share of IFFC's Common Stock compared to a net loss of $3,451,208, or $.08 per share of IFFC's Common Stock for the nine months ended September 30, 1998.

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

         Net cash used in operating activities increased by $938,292 for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. The increase was primarily attributable to increased losses from operations in 1999.

         Net cash flows used in investing activities decreased from $6,725,192 to $5,857,225 for the nine months ended September 30, 1998 and 1999, respectively. The decrease was attributable to the purchase of the minority interest in IFFP from Agros Investments, S.A. for $1,538,029 during the nine months ended September 30, 1998.

         Net cash provided by financing activities increased by $3,326,564 for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998. The increase was primarily attributable to advances under the new Citibank Line of Credit.

         As of September 30, 1999, IFFC had negative working capital of approximately $8,140,634 and cash and cash equivalents of $608,051. IFFC has significant commitments to develop restaurants in accordance with the BKC Development Agreement and the New Master Franchise Agreement with Domino's. The Company has sustained losses from operations since its incorporation in December 1991. For the nine months ended September 30, 1999 and 1998, the Company reported net losses of $7,125,713 and $3,451,208, respectively. At September 30, 1999 the Company had an accumulated deficit of $28,671,727. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Management believes that cash flows from currently existing stores, when combined with existing financial resources and drawings on the Company's $8,000,000 line of credit secured by BKC (approximately $2,281,441 available at November 12, 1999), which may, under certain circumstances, be increased to $10,000,000, will be sufficient to fund operations and development costs through at least December 31, 1999. However, no assurance can be given that management's goals will be achieved. Management is seeking to obtain additional equity financing to fund future development. No assurance can be given that such financing will be obtained or that it can be obtained on favorable terms.

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

         CONVERTIBLE NOTES -- In November 1997, the Company sold $27,536,000 of its 11% Convertible Senior Subordinated Discount Notes Due October 31, 2007 (the "Notes") in a private offering. Interest is payable semi-annually, in cash, on April 30 and October 31 of each year, commencing April 30, 2001. The Notes are comprised as follows at September 30, 1999 and December 31, 1998:


                                                                 September 30,       December 31,
                                                                     1999                1998
                                                                     ----                ----
   Face amount of notes at maturity.........................      $9,636,000        $27,536,000
   Unamortized   discount   to  be  accreted  as  interest
     expense and added to the original  principal  balance
     of the notes over a period of three years..............      (1,050,433)        (4,890,798)
                                                                  ----------        -----------
   Carrying value...........................................      $8,585,567        $22,645,202
                                                                  ==========        ===========

         The Notes are convertible, at the option of the holder, into shares of Common Stock. As of September 30, 1999, none of the Notes had been converted into Common Stock. On August 31, 1999, $17,900,000 of the Notes were exchanged for an aggregate of 158,134 shares of Series B Preferred Stock. Additionally, in October 1999, the remaining holders of the Notes agreed to amend the Notes to provide that interest earned on the Notes from October 31, 2000 to October 31, 2003 will be paid in Notes, rather than cash. Interest payable thereafter will be payable in cash.

         DISPUTE WITH POLISH FISCAL AUTHORITIES -- IFFC anticipates that it will continue to incur certain expenses in connection with its disputes with the Polish Fiscal Authorities. See "Legal Proceedings -- Dispute with Polish Fiscal Authorities" for a description of such matters and IFFC's best estimates of the expenses IFFC anticipates incurring and the timing of such expenses.

         POLISH BANK ACCOUNTS -- As of September 30, 1999 and December 31, 1998, the Company had approximately $484,883 and $1,842,966, respectively, in Polish bank accounts with substantially all of such funds held as U.S. dollar denominated deposits. Substantially all of the Company's remaining cash is held in U.S. dollar accounts in U.S. Banks.

         CREDIT FACILITIES -- IFFC has also financed its operations through the use of credit facilities.

         On February 24, 1999, IFFP entered into a credit agreement (the "Credit Agreement") with Citibank (Poland) S.A. pursuant to which Citibank granted IFFP a loan in the amount of $5,000,000 (the "Line of Credit"). The purpose of the Line of Credit was to finance the construction of nine Burger King restaurants. The Line of Credit is priced at 0.8% above LIBOR and matures on January 15, 2000. As of September 30, 1999, $5,000,000 was outstanding on this credit facility. In order for IFFP to enter into the Credit Agreement, holders of the outstanding Notes were required to waive certain provisions of the Note Indenture. As compensation for such waiver, the Noteholders were issued an aggregate of 204,585 shares of Common Stock, with a fair value of $.56 per share.

         The Line of Credit is guaranteed by BKC and the Company granted BKC a security interest in the outstanding shares of IFFP. As a condition to the guarantee, BKC required that IFFC, IFFP and Mitchell Rubinson enter into a general release in favor of BKC for any and all matters occurring prior to the date of the guarantee. Additionally, the Company and IFFP entered into a reimbursement agreement (the "Reimbursement Agreement") pursuant to which they agreed to reimburse BKC for any and all amounts paid out by BKC pursuant to the guaranty and all costs and expenses incurred by BKC in connection with the enforcement of its rights under the Reimbursement Agreement. BKC also required that the Company, IFFP and Mitchell Rubinson, the Chairman of the Board and Chief Executive Officer of the Company and a principal shareholder ("Rubinson"), execute a general release of BKC relating to any matters that occurred prior to the execution of the Credit Agreement.

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

         In October 1999, IFFP increased the amount of the Line of Credit to $8,000,000. IFFP may increase the Line of Credit to $10,000,000 if the Company meets certain specified criteria. As of November 12, 1999, $5,718,559 was outstanding on this facility. All of the prior transaction documents were re-executed, including the purchase agreement and the release. Additionally, as security of the Line of Credit, BKC required that Mitchell Rubinson enter into a personal guaranty with BKC and pledge 5,000,000 shares of the common stock of IFFC owned by him. In connection with such matters, the Company entered into a reimbursement and fee agreement whereby it agreed to reimburse Mr. Rubinson for all amounts paid by him pursuant to his personal guaranty and to pay him a fee equal to 3% annually of the amount being guaranteed. As of the date hereof, Mr. Rubinson has not been paid under this agreement. In order for IFFP to increase the Line of Credit, holders of the outstanding Notes were required to waive certain provisions of the Note Indenture.

         ACCOUNTING POLICIES -- The following is a summary of certain accounting policies that are new or have become material to the Company's operations during the first nine months of 1999. For a discussion of all of the Company's material accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

         Prior to January 1, 1999, the Company capitalized pre-opening costs associated with opening new restaurants. Upon commencement of revenue producing activities at a restaurant location, these capitalized pre-opening costs were amortized over one year. In April 1998, the Accounting Standards Executive Committee of the American Institute of Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start-up activities to be expensed as incurred. The Company adopted SOP 98-5 on January 1, 1999. Upon adoption, the Company expensed previously capitalized start-up costs totaling $620,000 at January 1, 1999. In accordance with SOP 98-5, adoption has been reported as a cumulative effect of change in accounting principle in the accompanying consolidated statement of operations for the nine months ended September 30, 1999. Pre-opening costs of $774,159 incurred subsequent to December 31, 1998 have been charged directly to expense. If SOP 98-5 had been adopted on January 1, 1998, pre-opening expenses would have been $445,585 during the nine months ended September 30, 1998.

         The Company accounts for advertising expense in accordance with SOP 93-7, "Accounting for Advertising Costs" which generally requires that advertising costs be expensed either as incurred or the first time the advertising takes place. It is the Company's policy to expense advertising costs the first time the advertising takes place. However, Accounting Principles Board Opinion ("APB") No. 28, "Interim Financial Reporting" allows advertising costs to be deferred within a fiscal year if the benefits of an advertising expenditure clearly extend beyond the interim period in which the expenditure is made. Pursuant to APB 28, it is the Company's policy to defer advertising expenses at the end of interim periods to the extent that such costs will clearly benefit future interim periods. During the nine months ended September 30, 1999, the Company incurred advertising expense of approximately $2,012,962, of which approximately $640,008 was deferred at September 30, 1999 and is included as a component of prepaid expenses on the accompanying unaudited consolidated balance sheet. Pursuant to SOP 93-7, the Company is required to expense all advertising incurred at the end of the fiscal year.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

         The official currency in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. At September 30, 1999, the exchange rate was 4.118 zlotys per dollar. The accounts of IFFC's Polish subsidiaries are maintained using the Polish zloty.

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


ITEM 1.  LEGAL PROCEEDINGS.

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

         REGENESIS MATTER. The Company is a party to the following legal proceeding: ELPOINT COMPANY, LLC AND GENNADY YAKOVLEV, VS. MITCHELL RUBINSON, MARILYN RUBINSON, EDDA RUBINSON, NIGEL NORTON, JAMES F. MARTIN, LEON BLUMENTHAL, LAWRENCE RUTSTEIN, SHULMAN & ASSOCIATES, INC., MANNY SCHULMAN, FRANKLYN WEICHSELBAUM, JAMES MIRANTI, INTERNATIONAL FAST FOOD CORPORATION, DOMINO'S PIZZA INTERNATIONAL, INC., REGENESIS HOLDINGS CORPORATION, United States District Court, Northern District of California (Case No. 99-1107 CRB). On March 10, 1999, certain shareholders of Regenesis Holdings Corporation (f/k/a QPQ Corporation) ("Regenesis") filed a complaint against IFFC and certain of its senior management and principal shareholders, including Mitchell Rubinson, IFFC's Chairman of the Board and Chief Executive Officer, and James Martin, IFFC's Vice President and Chief Financial Officer. Regenesis formerly held the right to develop Domino's Pizza stores in Poland. Certain former officers and principal stockholders of Regenesis are officers and principal shareholders of IFFC. The complaint alleges, among other things, that the defendants fraudulently transferred the Domino's development rights to IFFC, thereby causing Regenesis to lose value. Additionally, the complaint alleges that IFFC engaged in the misappropriation of corporate opportunities of QPQ Corporation. The plaintiffs are seeking unspecified monetary damages, including treble and punitive damages, and reasonable costs and attorney's fees. A settlement between all parties has been reached in this matter and is awaiting court approval. Management does not believe the settlement will have a material adverse effect on the financial condition or results of operation of the Company.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On August 31, 1999, the Company issued 158,134 shares of its newly authorized Series B Convertible Preferred Stock, par value $.01 per share, in exchange for $17,900,000 in stated principal amount of the Notes. Such shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and the provisions of Regulation D promulgated thereunder. Shares of the Series B Convertible Preferred Stock are immediately convertible into that number of shares of Common Stock determined by dividing the aggregate liquidation value of the shares being converted by $.66. The liquidation value of the Series B Convertible Preferred Stock is $100.00 per share.


ITEM 5.  OTHER INFORMATION.

         Effective November 1, 1999, Michael Welch, President, Chief Operating Officer and a Director of the Company, resigned. James F. Martin was appointed as President and Chief Operating Officer. Mr. Martin previously served, and continues to serve, as Chief Financial Officer and a Director of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)      Exhibits:

           EXHIBIT NO.                    DESCRIPTION
           ---------------        ----------------------------

                10.1* Employment Agreement dated October 4, 1999 between IFFC and James F. Martin.
                10.2 Amendment to Restaurant Development Agreement dated as of October 21, 1999 by and among Burger King Corporation, IFFC and IFFP.
                10.3 Amended and Restated Reimbursement Agreement dated as of October 21, 1999 by and among IFFC, IFFP and Burger King
                10.4 Amended and Restated Agreement for the Transfer of Title to Shares by way of Security dated as of October 21, 1999 by and between IFFC, IFFP and Burger King Corporation.
                10.5 General Release dated as of October 21, 1999 by and among Burger King Corporation, IFFC, IFFP and Mitchell Rubinson.
                10.6 Amended and Restated Purchase Agreement dated as of October 21, 1999 by and among IFFC, Mitchell Rubinson, IFFP and Burger King Corporation.
                10.7 Guarantee of Future Advances Agreement dated as of October 21, 1999 by and among IFFC, IFFP, Mitchell Rubinson and Burger King Corporation.
                10.8 Deferred Payment Agreement dated as of October 21, 1999 by and among IFFC, IFFP and Burger King Corporation.
                10.9 Warrant to Subscribe for and purchase 4,000,000 shares of Common Stock issued to Burger King Corporation.
                10.10 Guaranty dated October 21, 1999 by and between Mitchell Rubinson and Burger King Corporation.
                10.11 Security and Pledge Agreement dated October 21, 1999 by and between Mitchell Rubinson and Burger King Corporation.
                10.12* Reimbursement and Fee Agreement dated as of October 14, 1999 by and among IFFC and Mitchell Rubinson.
                27.1      Financial Data Schedule (filed electronically only).


----------

  *These exhibits are management contracts or compensatory plans or arrangements.

  (b) No reports on Form 8-K were filed during the quarter ended on September 30, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, International Fast Food has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       INTERNATIONAL FAST FOOD CORPORATION



DATE:  November 15, 1999          By: /S/ MITCHELL RUBINSON
                                     ----------------------
                                      Mitchell Rubinson, Chairman of the Board,
                                      Chief Executive Officer
                                     (Principal Executive Officer)

DATE:  November 15, 1999          By:/S/ JAMES MARTIN
                                     ----------------
                                      James Martin, President and Chief
                                      Financial  Officer
                                      (Principal Financial and
                                      Accounting Officer)