Form 10KSB
period 1999-12-31
INTERNATIONAL FAST FOOD CORP
filed 2000-04-14
CIK 885549

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934 For the fiscal year ended December 31, 1999

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from

                  ________________ to ________________

                         Commission file number: 1-11386

                       INTERNATIONAL FAST FOOD CORPORATION
                       -----------------------------------
                 (Name of Small Business Issuer in Its Charter)

              Florida                                        65-0302338
  (State or Other Jurisdiction of                         (I.R.S. Employer
   Incorporation or Organization)                       Identification No.)
---------------------------------                       --------------------
    1000 Lincoln Road, Suite 200
      Miami Beach, Florida                                      33139
-------------------------------------                     ----------------
      (Address of Principal Executive Offices)                (Zip Code)
---------------------------------------------                 ----------
                                 (305) 531-5800
               -------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)
         -------------------------------------------------------------
       Securities registered under Section 12(b) of the Exchange Act: NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of Class)
                        WARRANTS TO PURCHASE COMMON STOCK
                        ---------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X     No
                                                             ---      ---

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         The issuer's revenues for its most recent fiscal year were $15,098,313.

         The aggregate market value of the common stock held by non-affiliates of the registrant on March 24, 2000 (computed by reference to the closing bid price of $.77 on such date) was $10,540,964.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of the issuer's Common Stock, par value $.01 per share as of March 24, 2000, was 45,497,655.

         Transitional Small Business Disclosure Format (check one):
                                                  Yes      No
                                                     ---      ---
                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS.

GENERAL

         Our company was incorporated in December 1991 as a Florida corporation to develop franchised Burger King restaurants in the Republic of Poland. In July 1997, we purchased all of the outstanding shares of Krolewska Pizza Sp.zo.o. ("KP") and Pizza King Polska, Sp.zo.o. ("PKP"), which together control the exclusive development rights and franchises of Domino's Pizza stores in Poland. In September 1998, we purchased from a minority shareholder the remaining 15% of the outstanding shares of International Fast Food Polska, Sp.zo.o. ("IFFP"), our Polish subsidiary which operates the Burger King division, for $1.5 million.

         We have the exclusive right to develop franchised Burger King restaurants and Domino's Pizza stores in the Republic of Poland and we currently operate 23 Burger King restaurants and 16 Domino's Pizza stores. The Burger King restaurants and the majority of the Domino's Pizza stores are similar to their respective U.S. versions and are developed to the strict corporate standards set out in the respective development agreements and franchise agreements.

RECENT DEVELOPMENTS

           As more fully described herein, we believe that our cash flow from currently existing stores, when combined with our existing financial resources and amounts available under our lines of credit, will be sufficient to fund our operations through April 30, 2000. However, we cannot assure you that our plans will be achieved or that cash flow from existing and new stores will be sufficient to fund our operations through such date. Although we are seeking additional equity and/or debt financing in order to fund our operations and our commitments to develop new Burger King and Domino's restaurants, there is no assurance that it can be obtained on favorable terms or at all. The failure to raise additional capital would require us to curtail or cease operations. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

BURGER KING DIVISION

         We operate our Burger King division through IFFP and IFFP's wholly owned Polish limited liability corporations, IFF Polska-Kolmer and IFF-DX Management. IFFP receives operational support from Burger King Corporation ("Burger King") through Burger King's London-based office in areas including site selection and construction review, operating systems and controls, marketing, sourcing of food and equipment, distribution and training, and other operational matters.

         Through IFFP, we currently operate 23 Burger King restaurants. We closed two Burger King restaurant in early 2000 and anticipate that we will close one more during the year. The restaurants, which operate under individual franchise agreements, are traditional free standing and/or attached drive-through restaurants with dine-in seating capacity ranging from 60 to 120 people. The typical store size is approximately 2,800 square feet and is located near and in metropolitan areas and/or adjacent to service station sites. Currently all Burger King restaurants in Poland are operated by IFFP.

         Our Burger King restaurants offer flame-broiled hamburgers and cheeseburgers, french fries and soft drinks. Other menu items may include salads, pastries, chicken sandwiches, fish sandwiches, ice cream sundaes and shakes. We anticipate that our future Burger King restaurants will expand their menus by offering additional food items. We typically offer a Burger King meal for the zloty equivalent of approximately $1.51 to $3.29, depending upon the menu items selected. We believe, to the extent a comparison is possible, that the prices we charge for meals are comparable to the prices charged by our American-style fast food competitors in Poland.

         By October 1994, we had opened eight Burger King restaurants in urban locations, including five in Warsaw, and had created an organizational infrastructure to manage future growth. During 1994, however, a dispute emerged between our company and Burger King regarding Burger King's logistical development support and other matters, which resulted in litigation between the parties commencing in March 1995. During the period from the beginning of the dispute with Burger King in 1994 until its settlement, we curtailed our Burger King restaurant expansion. In March 1997, we settled the litigation and, under the settlement, entered into a new ten year development agreement with Burger King.

         BURGER KING AGREEMENT AND STANDARD FRANCHISE AGREEMENTS. In October 1999, we entered into an amendment to our development agreement with Burger King. Under the amended agreement, IFFP is required to open 73 "Development Units" before December 31, 2007. Each traditional restaurant or drive-through restaurant constitutes one Development Unit and each kiosk constitutes a quarter of a Development Unit. Pursuant to the amended agreement, four of the Development Units in each year must be in-line or free-standing restaurants within city centers or shopping mall locations. The schedule for our required opening of Development Units is as follows:

                                                  MINIMUM NUMBER OF
                                                  DEVELOPMENT UNITS
                                                  OPEN AND TRADING
                                                  ----------------
                 December 31, 2000              31 Development Units
                 December 31, 2001              37 Development Units
                 December 31, 2002              43 Development Units
                 December 31, 2003              49 Development Units
                 December 31, 2004              55 Development Units
                 December 31, 2005              61 Development Units
                 December 31, 2006              67 Development Units
                 December 31, 2007              73 Development Units

         As of September 30, 1999, we were in compliance with the previously applicable development schedule, but our gross sales were less than $11 million. Pursuant to the Burger King agreement, on September 30, 1999, if we were in compliance with the development schedule but our gross sales were less than $11.0 million but greater than $9.0 million, we were required to pay Burger King a development fee of $250,000. This fee, along with franchise fees totaling approximately $280,000 and all other royalty fees and franchise fees which were unpaid as of December 31, 1999, were deferred until January 15, 2001 under a deferred payment agreement with Burger King executed in October 1999. In January 2001, we may, at our option, either pay the development fee or provide Burger King with the written and binding undertaking of Mitchell Rubinson (our Chairman of the Board and Chief Executive Officer) that the Rubinson Group will completely divest itself of any interest in IFFP and the Burger King restaurants opened or operated by IFFP in Poland within six months of the date that the development fee payment is due. Pursuant to the Burger King agreement, the "Rubinson Group" has been defined to include any entity of which Mr. Rubinson directly or indirectly owns an aggregate interest of 10% or more of the legal or beneficial equity interest and any parent, subsidiary or affiliate of the parent or subsidiary. The divestiture of the Rubinson Group or Mitchell Rubinson could result in a change in control of our company under the indenture governing the terms of our currently outstanding 11% convertible notes. If so, we would be required to commence an offer to repurchase the convertible notes within 30 days of the change in control at a purchase price equal to 101% of the accreted value of the notes. Mr. Rubinson has personally guaranteed payment of the development fee.

         For each restaurant opened, IFFP is obligated to pay Burger King an initial fee of up to $40,000 for franchise agreements with a term of 20 years and $25,000 for franchise agreements with a term of ten years. Each fee is payable not later than 20 days before the restaurant's opening. Pursuant to the amendment to the Burger King agreement, Burger King agreed to defer payment of $280,000 in accrued franchise fees until January 15, 2001. Each franchised restaurant must also pay a percentage of the restaurant's gross sales, irrespective of profitability, as a royalty for the use of the Burger King system and Burger King trademarks. The annual royalty fee is 5% of gross sales. However, Burger King has reduced the royalty fee to 2% through September 30, 1998 and 3% through December 31, 2002. Thereafter, the annual royalty fee will be 5%. The restaurants must also contribute a monthly advertising and promotion fee of 6% of gross sales to be used for advertising, sales promotion, and public relations. Payment of all amounts due from IFFP to Burger King under the franchise agreements is guaranteed by our company.

         Burger King may terminate rights granted to IFFP under the Burger King agreement, including franchise approvals for restaurants not yet opened, for a variety of possible defaults by IFFP, including, among others, failure to open restaurants in compliance with the development schedule; failure to obtain Burger King site approval before the commencement of each restaurant's construction; and failure to meet various operational, financial, and legal requirements, including the maintenance of IFFP's net worth at $7.5 million. As of December 31, 1999, IFFP met such net worth requirement. However, IFFP does not currently have a net worth of $7.5 million. Burger King has agreed to suspend the net worth requirement through December 30, 2000. Upon termination of the Burger King agreement, whether resulting from default or expiration of its term, Burger King has the right to license third parties to develop and operate Burger King restaurants in Poland, or to do so itself. In addition, under the amendment to the Burger King agreement, in order for us to open Burger King restaurants in excess of number shown in the development schedule, Burger King must be reasonably satisfied that the management infrastructure of IFFP is sufficiently strong to ensure that the proposed restaurant operations will meet Burger King's standards.

         Specifically excluded from the scope of the Burger King agreement are restaurants on United States of America ("United States" or "U.S.") military establishments. Burger King has also reserved the right to open restaurants in hotel chains with which it has, or may in the future have, a multi-territory agreement encompassing Poland. With respect to restaurants in airports, train stations, hospitals and other hotels, IFFP has the right of first refusal for of these sites. If IFFP is unable to reach a mutually acceptable agreement with the owners of the sites, Burger King or its affiliates or designated third parties may initiate negotiations for these sites. IFFP and the Rubinson Group are restricted from engaging in the fast food hamburger restaurant business, without the prior written consent of Burger King, which consent may not be withheld so long as our company and the franchises operating Burger King restaurants are adequately funded.

         Subject to some exceptions, as long as we are a principal of IFFP, Burger King has the right to review and consent to our equity issuances. This consent is not to be unreasonably withheld, provided that we have complied with all reasonable conditions established by Burger King in connection with the proposed sale or issuance by us of applicable equity securities.

         We have obtained all required Burger King, government and regulatory approvals and permits for our 23 Burger King restaurants.

         CO-DEVELOPMENT AGREEMENTS. We intend to develop a majority of the new Burger King restaurants in conjunction with oil companies which are presently expanding throughout Poland. In July 1997, IFFP executed letters of intent with Conoco Poland Sp.zo.o ("Conoco") and BP Poland Sp.zo.o, an affiliate of British Petroleum ("BP"), for the co-development of Burger King restaurants and service stations throughout Poland. In connection with the execution of these letters of intent, Conoco and BP agreed to cooperate with IFFP to achieve the rapid and coordinated growth of the respective networks and operations in Poland. The letters, although not binding, state that Conoco and BP agree to make sites available to IFFP to lease for a specific term plus option periods at IFFP's discretion, subject to Burger King approval. Rental terms will be based on a minimum monthly rental fee and/or a percentage of sales. Currently, IFFP has open six Burger King restaurants adjacent to BP stations and one Burger King restaurant adjacent to a Conoco station.

         In September 1997, IFFP entered into an agreement with Statoil to develop up to 19 Burger King restaurants on Statoil service station properties in Poland. Pursuant to the agreement, the rental terms for each site consists of a 20-year term with a ten-year option. The annual lease payments are 4% of sales or $36,000, whichever is higher. Currently, IFFP has opened nine restaurants adjacent to Statoil stations. In January 2000, IFFP and Statoil agreed to terminate the agreement; with no further obligation to either party.

         In October 1998, IFFP and the Polish subsidiary of Shell Oil ("Shell") entered into a joint venture and became equal partners in the newly incorporated polish limited liability company, CRSB Sp.zo.o. IFFP and Shell intend to co-develop a limited number of Burger King restaurants and Shell service stations throughout Poland. We have not currently executed any leases under our joint venture with Shell.

         AGREEMENT WITH MARRIOTT. In March 1999, we entered into a letter agreement whereby we granted Host Marriott Service Corporation ("Host Marriott") the non-exclusive rights to develop and operate Burger King restaurants within enclosed shopping centers located in Poland where Host Marriott has leased substantially all of the food and beverage facilities, each location to be subject to the approval of Burger King. Pursuant to this agreement, which was amended in May 1999, Host Marriott will pay us (a) an initial fee of US $25,000 per location in exchange for our pre-opening support and assistance, including furnishing design and construction advice, hiring and training management staff, and advising on the selection of information and accounting systems for each Burger King restaurant developed by Host Marriott, and (b) an on-going annual fee equal to the greater of U.S. $7,000 per location, or 1.5% of Host Marriott's gross receipts from the operation of each Burger King restaurant, in exchange for our on-going technical assistance and services, including maintaining quality standards, procurement and supply services, and on-going staff training. The annual fee will be payable monthly, with an annual reconciliation, and will continue for the duration of Host Marriott's operation of the location as a Burger King restaurant.

         Further, we have the option to acquire up to 50% interest in the net income of any Burger King restaurants developed by Host Marriott under the agreement. We may exercise the option by giving Host Marriott written notice, at any time before the opening of each Burger King restaurant, specifying the percentage interest that we intend to acquire. If we exercise the option, we will be responsible for a pro rata portion of the total costs incurred by Host Marriott in building, equipping and opening the restaurant, together with a pro rata portion of the cost of any common facilities (e.g., seating areas, tray wash areas, office and storage space, point of sale and telecommunications systems, etc.). The letter agreement terminates simultaneously with the Burger King agreement. Additionally, Host Marriott will be responsible for all amounts payable to Burger King (e.g., franchise fees, advertising contributions, and royalty fees) for the franchise rights for each location developed by it under the agreement.

         BURGER KING RESTAURANT SYSTEM. The Burger King restaurant system is one of the world's largest restaurant systems, with approximately 10,000 restaurants currently located in the United States and 53 foreign countries and territories around the world, including extensive company-owned and franchised operations in Europe. Burger King has developed a restaurant format and operating system, which includes a recognized design, decor and color scheme for restaurant buildings; kitchen and dining room equipment and layout; service format; quality and uniformity of products and services offered; procedures for inventory and management control; and the Burger King marks, which include the trademarks, services marks and other marks as Burger King may authorize from time to time for use in connection with Burger King restaurants.

         All Burger King restaurants are required to be operated in compliance with Burger King standards. Most Burger King restaurants offer a substantially similar core menu, featuring flame-broiled hamburgers, cheeseburgers, french fries, and soft drinks. Other menu items may include salads, pastries, chicken sandwiches, fish sandwiches, ice cream sundaes, shakes and breakfast menu items. Our current menu does not include breakfast items. Sandwich menu items account for the most significant amount of system-wide sales. Prices for the menu items are determined by us and, accordingly, may vary from other Burger King restaurants in other countries.

         The standard restaurant floor plan consists of a kitchen/preparation area and ordering counter and customer seating area. The design must comply with specified Burger King standards, which are relatively flexible, and can be located in an existing building or a specially constructed free-standing building with varying floor plans and configurations. We currently estimate that once space has been leased and made available to us, approximately 120 days are required to complete construction, obtain necessary licenses and approvals and open a restaurant. We currently estimate the cost of opening a Burger King restaurant to be approximately $450,000 to $1,000,000, including the construction of the restaurant, road and leasehold improvements, the initial franchise fee, furniture, fixtures, and equipment, opening inventories and staff training (but excluding the cost of land). These estimates, however, vary depending on the size and condition of a proposed restaurant and the extent of leasehold improvements required.

         BURGER KING RESTAURANT DEVELOPMENT. Our restaurant development strategy is to lease prominent sites in major Polish metropolitan areas and adjacent to service stations on major thoroughfares. All sites are subject to the approval of Burger King. We consider restaurant location to be critical to our success and devote significant efforts to locating and evaluating potential sites. The site selection process involves an evaluation of a variety of factors, including demographics (such as population density); specific site characteristics (such as visibility, accessibility and traffic volume); proximity to activity centers (such as office or retail shopping districts and hotel and office complexes); and potential competition in the area. Our personnel inspect and approve a proposed site for each restaurant and a detailed site package is prepared for Burger King review and approval before the execution of a lease. The opening of restaurants is contingent upon, among other things, locating satisfactory sites, negotiating acceptable leases or similar rights to a site, completing any necessary construction, and securing required government permits and approvals.

         ADVERTISING AND PROMOTION. IFFP's franchise agreements with Burger King provide that each franchised restaurant must spend 6% of its gross sales on advertising, sales promotion, and public relations. We contribute these funds into a self-administered marketing fund. All expenditures are based on a marketing plan created jointly by us and Burger King, except for local store marketing programs. In addition, the fund reimburses us up to a specified amount for our marketing manager. As the number of our Burger King restaurants increases, we believe that the increased advertising funds will provide the financial resources necessary to conduct a fully integrated marketing effort using all advertising media.

         SOURCES OF SUPPLY. IFFP is dependent upon Burger King-approved suppliers for its food products and other supplies. Pursuant to the Burger King agreement and the standard franchise agreements, all of these supplies must be of a quality and conform to specifications acceptable to Burger King. Additionally, IFFP currently obtains its restaurant furniture and fixtures, prefabricated kitchen equipment and point of sale equipment in Poland and obtains other equipment and paper products from Burger King-approved sources in the United States and Europe.

         IFFP has established Burger King-approved lines of supply for all major ingredients used in its menu with substantially all of its inventory needs sourced in Poland from third-party vendors. We believe local sourcing is important because it avoids expensive import duties and taxes. IFFP has entered into multi-year contracts with its major suppliers of soft drinks, buns, meat patties and condiment supplies, and for the distribution of its supplies to each of its restaurants throughout Poland. The distributor has been our comprehensive logistics and distribution coordinator since 1994, providing state of the art inventory and cost controls to complement IFFP's point of sale system, which electronically disseminates information on a daily basis, controls inventory levels and maintains promotional, marketing and food preference information. Shipments of food and supplies are delivered directly to the Burger King restaurants. IFFP maintains approximately a seven to 30-day inventory of food products and supplies for its Burger King restaurants.

         RESTAURANT OPERATIONS AND PERSONNEL. We operate our restaurants under uniform standards shown in Burger King's operating manual, including specifications relating to food quality and preparation, design and day-to-day operations. IFFP uses Burger King training techniques and manuals and solicits the assistance and counsel of Burger King personnel. IFFP is responsible, at its expense, for the translation of Burger King manuals into Polish and pays Burger King for specified support services relating to employee training in Burger King facilities in Europe and the U.S. In addition, IFFP operates two Burger King-approved training facilities in Poland. IFFP maintains financial, accounting and management controls for its restaurants through the use of centralized accounting systems, detailed budgets and computerized management information systems.

         Our Burger King operations are managed by Joanna Makowska, who began her career with us in 1992. Pursuant to the requirements of the Burger King agreement, Ms. Makowska has been approved by Burger King as the Director of Operations of the Burger King restaurants. As of December 31, 1999, IFFP employed approximately 210 full-time and 495 part-time employees. IFFP's restaurant managers are responsible for supervising the day-to-day operations of the restaurants, including food preparation, customer relations, restaurant maintenance, inventory and cost control and personnel relations. In addition, restaurant managers are responsible for selecting and training new crew personnel, who undergo on-the-job training.

         TRADEMARKS. We are authorized to use the trademarks, service marks and other marks as Burger King may authorize from time to time for use in connection with Burger King restaurants (collectively, the "Burger King Marks"). Burger King has applied for and received trademark registrations in Poland for the Burger King logo, the words "Burger King" and the word "Whopper." Under the terms of the Burger King agreement and the individual franchise agreements, we are required to assist in the defense of any action relating to the right to use or the validity of the Burger King Marks and to cooperate in the prosecution of any action to prevent the infringement, imitation, illegal use or misuse of the Burger King Marks or the Burger King system. Burger King is obligated to bear the legal expenses and costs incidental to our participation in these actions. Burger King has made no warranty or representation that the Burger King Marks will be available to us on an exclusive basis or at all.

DOMINO'S DIVISION

         KP controls the exclusive development rights, and PKP controls the franchises, for Domino's Pizza stores in Poland under a master franchise agreement with Domino's Pizza International, Inc., a wholly-owned subsidiary of Domino's Pizza, Inc. ("Domino's"), which was executed in August 1997. KP has also entered into a commissary agreement with Domino's under which KP has been granted the exclusive right to open and operate one or more commissaries for all Domino's Pizza stores in Poland for the term of the Domino's agreement and any renewal term.

         Through PKP, we operate 16 Domino's Pizza stores. These stores, which operate under individual franchise agreements, feature carry-out services and delivery services to all customers who can be reached in approximately 30 minutes. The stores also provide limited customer seating. The typical Domino's Pizza store size is approximately 1,000 square feet and is located in a residential area with a high base of telephone installations. One Domino's store shares space with an existing Burger King restaurant.

         Our Domino's Pizza stores offer various types of pizza, soft drinks, salads, sandwiches, breadsticks and ice cream, and we anticipate that our future Domino's Pizza stores will offer other food items. We typically offer pizzas for the zloty equivalent of approximately $4.52 to $8.84, depending upon the size of the pizza and the number of toppings selected. We believe, to the extent a comparison is possible, that the prices we charge for meals is comparable to the prices charged by our American-style fast food competitors in Poland.

         DOMINO'S AGREEMENT AND STANDARD FRANCHISE AGREEMENT. The relationship between us and Domino's is governed principally by the Domino's agreement and the individual Domino's store franchise agreements. Pursuant to the Domino's agreement, we have the exclusive right to develop, operate and franchise Domino's Pizza stores in Poland. The schedule for our required opening of Domino's stores is as follows:

                                                             NUMBER OF STORES
                                                               TO BE OPENED
                             TIME PERIOD                    DURING TIME PERIOD
                             -----------                    ------------------
        August 1, 1997 through December 31, 1997                     1
        January 1, 1998 through December 31, 1998                    5
        January 1, 1999 through December 31, 1999                    6
        January 1, 2000 through December 31, 2000                    7
        January 1, 2001 through December 31, 2001                    8
        January 1, 2002 through December 31, 2002                    9
        January 1, 2003 through December 31, 2003                   10
                                                                  ----
        Total stores to be opened by December 31, 2003              46

         We have opened 12 Domino's Pizza stores under the Domino's agreement and satisfied our development requirements through 1999.

         As a condition to the Domino's agreement, we contributed $2,000,000 to KP. We also agreed that any additional capital required above this amount will also be dedicated to KP as needed to permit KP to meet its development quotas. Pursuant to the Domino's agreement, Domino's received $300,000 as a non-refundable development fee. The term of the Domino's agreement will expire on December 31, 2003, and if KP is in compliance with all material provisions of the agreement, it may be extended for an additional 10 years in compliance with specified minimum development quotas which KP and Domino's may agree upon by execution of an amendment to the Domino's agreement.

         With respect to each operating Domino's store, KP is required to pay an initial franchise fee of up to $5,000 and a monthly royalty fee equal to 3% of each store's gross sales, net of taxes, irrespective of profitability. KP's royalty payments to Domino's are payable in U.S. currency, or at Domino's option, in local currency. Although Domino's may elect to accept payment in alternative currencies if payment in U.S. currency is prohibited by applicable law, it may terminate the Domino's agreement if KP is unable to pay in U.S. currency for a period of one year.

         Under the terms of the Domino's agreement, Domino's is required to provide, on an ongoing basis, all information and materials necessary to make KP familiar with the Domino's system and the methods used to operate and manage Domino's Pizza stores and commissaries, including, without limitation, plans and specifications for Domino's Pizza stores and commissaries, site selection criteria, advertising and marketing plans, methods and procedures for the preparation, serving and delivery of food and beverages and management control systems. This information is to be provided by Domino's to us in the form of the Domino's Operations Manual, memoranda or through consultations with Domino's experienced staff members.

         Domino's has reserved the right to review and audit some of KP's operations, financial and tax accounting reports, statements and returns. Domino's may terminate rights granted to KP under the Domino's agreement, including franchise approvals for stores not yet opened, for a variety of possible defaults by KP, including, among others, failure to open Domino's Pizza stores in compliance with the development schedule; failure to obtain Domino's site approval before the commencement of each Domino's store's construction; failure to obtain Domino's approval of any non-affiliated franchisee; and failure to meet various operational, financial, and legal requirements shown in the Domino's agreement and the standard franchise agreements. Upon termination of the Domino's agreement, whether resulting from default or expiration of its terms, Domino's has the right to license others to develop and operate Domino's Pizza stores in Poland, or to do so itself. If KP fails to meet its development schedule during the initial term of the agreement or any successor development term, KP would lose its rights to develop and franchise additional Domino's Pizza stores, but would be entitled to continue to act as a master franchiser and a franchisee with respect to all franchise agreements theretofore granted and executed. Under other specified circumstances of default, Domino's has the right to terminate the Domino's agreement and force the sale of, at the then current market value, all of KP's rights and interests as a master franchiser of Domino's Pizza stores and all of the assets of each Domino's store controlled by KP.

         Upon termination of the Domino's agreement under some circumstances, Domino's also has the right to purchase KP's outstanding rights and interests as master franchisor at a fair market value. To exercise this right, within ten days of termination of the Domino's agreement, Domino's is required to request an appraisal of all of KP's rights and interests as a master franchisor and is entitled to full access to all of KP's books and records. If KP and Domino's are unable to agree upon the fair market value of KP's rights and interests as a master franchisor within 30 days of Domino's request for appraisal, the fair market value shall be determined by an appraiser, which appraiser is selected according to a prescribed method. The appraiser is required to submit an appraisal report within 60 days of his or her appointment and Domino's then has the option within 30 days of the submission to purchase all of KP's rights and interests as a master franchisor at the fair market value stated in the appraisal report. If Domino's exercises its option to purchase KP's rights and interests as a master franchisor, Domino's will also have the option for 30 days from the date of the termination of the Domino's agreement to give notice of appraisal, review KP's books and records, and purchase, at fair market value, all of the assets of each Domino's store controlled by KP. Fair market value of the assets of each Domino's store is determined through a process similar to that described above.

         Before the opening of each Domino's store, KP is required to pay Domino's a franchise fee and, as master franchisor, is required to enter into a standard franchise agreement with the store franchisee (whether or not affiliated with us). Each franchisee and each Domino's store location is subject to the approval of Domino's, which approval may not be unreasonably withheld. The standard franchise agreement for a Domino's store has a ten-year term with a ten-year renewal option. During these periods the franchisee is permitted to use the Domino's system in an exclusive area, free of competition from other franchisees. With respect to each of its operating Domino's Pizza stores, a franchisee is required to pay KP an initial franchise fee and a monthly royalty fee, as well as an advertising fee based on a percentage of the gross sales of each Domino's store, net of taxes, irrespective of profitability. The financial terms of the standard franchise agreement may be renewed at the expiration of the term. A franchisee's rights under a standard franchise agreement may not be transferred without the consent of KP and Domino's. PKP is currently the only Domino's franchisee in Poland. There are no non-affiliated franchisees.

         Each franchisee must comply strictly with the Domino's system, and the standards, specifications and procedures comprising the system may be changed from time to time. Each Domino's store must be constructed, equipped, furnished and operated at the cost and expense of the franchisee in compliance with Domino's specifications. Each Domino's store is required to offer for sale only those pizza and beverage products authorized by Domino's. In addition, each Domino's store is obligated to offer delivery services to all customers within a prescribed delivery area, which delivery area is restricted to allow a delivery order to be satisfied within approximately 30 minutes. All of the food products and other supplies used in Domino's Pizza stores must be of a quality that conforms to Domino's specifications. Compliance with requirements as to signage, equipment, menu, service, hygiene, hours of operation and data and voice communications is similarly prescribed. Domino's and KP each reserve the right to enter each Domino's store, conduct inspection activities, and require prompt correction of any features that deviate from the requirements of the relevant standard franchise agreement. Similarly, KP has the right to review and audit each franchisee's operations, financial and tax accounting statements, reports and returns. KP is obligated to use its best efforts to ensure that each non-affiliated franchisee complies with its franchise agreement and local laws and regulations.

         Under the terms of the standard franchise agreement, each franchisee is entitled to receive from KP, on an ongoing basis, all information and materials necessary to make the franchisee familiar with the Domino's system and the methods used to operate and manage Domino's Pizza stores. Domino's and KP require extensive training of Domino's store personnel. All franchisees, or their designees, must successfully complete KP's Domino's store manager training program and any additional training programs required by Domino's or KP. Each franchisee must implement a training program for store employees in compliance with training standards and procedures prescribed by Domino's and KP and must staff each Domino's store at all times with a sufficient number of trained employees.

         The standard franchise agreement provides that a franchisee may not have any interest in, be employed by, advise or assist any other business that is the same as or similar to a Domino's store during the term of the agreement and, for a period of one year after termination or expiration of the franchise agreement, may not have any interest in, be employed by, advise or assist any other business that is the same as or similar to a Domino's store within ten miles of the Domino's store it had operated. KP may terminate the franchise agreement for any Domino's store for, among other things, failure to pay amounts due with respect to that Domino's store, failure to operate the Domino's store in compliance with prescribed operating standards, and persistent breaches. Upon termination, the franchisee's rights to use the Domino's trademarks and Domino's store system terminate, and KP becomes entitled to assume the franchisee's leasehold interest and purchase the Domino's store at its fair market value.

         During the term of the Domino's agreement, KP and its controlling shareholders, including the controlling shareholder of our company, cannot have any interest as an owner, investor, partner, licensee or in any other capacity in any business engaged in sit-down, delivery or carry-out pizza or in any business or entity which franchises or licenses or otherwise grants to others the right to operate a business engaged in this business which is located in Poland. The latter restriction shall apply for a period of one year following the effective date of termination of the Domino's agreement.

         DOMINO'S COMMISSARY. In conjunction with its exclusive right to develop and franchise Domino's Pizza stores in Poland, the Domino's agreement grants KP the exclusive right to develop and operate the commissaries from which all franchisees in Poland purchase food and supplies. Because KP is the owner of the Domino's commissary, additional mark-up costs on supplies provided by the commissary are eliminated for the Domino's stores operated by PKP. Domino's has agreed to provide us, on an ongoing basis, all information and materials necessary to make us familiar with the methods used to operate and manage a Domino's commissary. In January 1995, KP commenced operations of the full-service commissary in approximately 1,500 square feet of the Jana Pawla Domino's store.

         In 1999, PKP entered into a new ten year lease for approximately 7,300 square feet of warehouse space to be used for a new Domino's commissary. The initial annual lease payment was approximately $32,724, excluding the cost of electricity. Monthly lease payments commenced on June 1, 1999 at approximately $2,700 per month; increasing by 2% starting on January 1, 2000 and each subsequent year thereafter for the duration of the lease. The site has been approved for its intended use by Domino's. We expect to service up to 60 Domino's Pizza stores from this facility. KP has the right to develop additional commissaries as needed. We intend to conduct all of our purchasing, distribution and main food supply operations from the new commissary.

         DOMINO'S STORE SYSTEM. All Domino's Pizza stores are required to be operated in compliance with Domino's standards. Domino's Pizza stores feature carry-out services and delivery services to all customers located within prescribed service areas and offer a substantially similar core menu including various types of pizza and soft drinks. Other menu items include salads, sandwiches and breadsticks. Pizza accounts for the most significant amount of system-wide sales. Prices for Domino's menu items are determined by the various operators of Domino's Pizza stores and, accordingly, may vary throughout the Domino's store system.

         Domino's has developed a store format and operating system, which includes a recognized design, decor and color scheme for store buildings; kitchen equipment and layout; service format; quality and uniformity of products and services offered; procedures for inventory and management control; and a delivery system. Domino's Pizza stores may incorporate varying floor plans and configurations and may be located in a specially constructed freestanding building or in existing buildings.

         Our initial Domino's Pizza stores are in existing buildings and range from 1,000 square feet to 2,500 square feet, depending upon whether only delivery and pick-up services are offered or counter service with limited seating for customers is also available. In the future, we intend to focus our efforts on the development of traditional Domino's Pizza stores which provide primarily delivery and pick-up services and Domino's Pizza stores developed by us should range in size from 900 to 1,200 square feet. We estimate that once the space has been leased and made available to us, approximately 30 to 90 days are required to renovate, equip, furnish and obtain necessary licenses and approvals to open a Domino's store. We estimate the cost of opening a Domino's store to be between $125,000 and $200,000, including leasehold improvements, furniture, fixtures, equipment, the initial franchise fee and opening inventories (but excluding the cost of land). These estimates may vary depending on the size and condition of a proposed Domino's store and the extent of leasehold improvements required.

         DOMINO'S STORE DEVELOPMENT. To date, we have concentrated our efforts on the development of Domino's Pizza stores in Warsaw, Poland, however, we intend to focus most of our future Domino's store development efforts on other Polish cities. All sites are subject to the approval of Domino's. We consider a Domino's store location to be critical to our prospects and devote significant efforts to the investigation and evaluation of potential leases and sites. We believe that the Domino's store concept may be successful in a wide variety of areas within a city. Accordingly, the site selection process involves an evaluation of a variety of factors, including demographics (such as population density); specific site characteristics (such as visibility, accessibility and traffic volume); proximity to activity centers (such as office or retail shopping districts and apartment, hotel and office complexes); potential competition in the area; construction or renovation costs; and lease terms and conditions. Because traditional Domino's Pizza stores provide delivery and pick-up services only, we have sought and seek to place Domino's Pizza stores in metropolitan areas with adequate levels of telephone ownership. Our personnel inspect and approve a proposed site for each Domino's store before the execution of a standard franchise agreement and store lease.

         ADVERTISING AND PROMOTION. The Domino's standard franchise agreement provides that each franchisee will contribute a monthly advertising and promotion fee equal to 4% of its gross sales to a fund self-administered by each Franchisee to be used for advertising, sales promotion and public relations. Each Franchisee is responsible for using the proceeds of the advertising fund to develop and implement advertising and promotional plans, materials and activities on behalf of the Domino's Pizza stores in Poland, which plans, materials and activities are subject to Domino's approval. Non-affiliated franchisees will be permitted to conduct their own advertising and promotion subject to our and Domino's approval. Domino's is required to provide advertising and promotional assistance to us. We believe that many marketing methods that have proven successful for Domino's are adaptable to the Polish market. Most marketing efforts by currently operating Domino's Pizza stores in continental Europe have been carried out on a local store basis, through newspaper coupons, flyers and similar media. As the number of our Domino's stores increases, we believe that the increased advertising funds will provide the financial resources necessary to conduct a fully integrated marketing effort using all advertising media.

         SOURCES OF SUPPLY. We are substantially dependent upon third parties for all of our capital equipment (including furniture, fixtures and equipment), food products, and other supplies. Pursuant to the Domino's agreement and the standard franchise agreements, all of these supplies must be of a quality and conform to specifications acceptable to Domino's. We currently obtain substantially all of our supplies and food products, including cheese, soft drinks, cold cuts and paper products from Polish sources and maintain approximately a seven to 30 day inventory of food products and supplies for our Domino's Pizza stores. We currently obtain our store furniture and fixtures from sources in Poland and obtain our restaurant equipment, flour and tomato sauce primarily from Domino's approved sources in the United States and Europe. We currently have no written, long-term supply agreements. Shipments of food and supplies are delivered directly to the commissary or Domino's Pizza stores.

         STORE OPERATIONS AND PERSONNEL. We operate our Domino's Pizza stores under uniform standards shown in Domino's Operating Manuals, including specifications relating to food quality and preparation, design and decor and day-to-day operations. Our operations are similar to those of other Domino's Pizza stores. We hire Domino's store managers who are responsible for supervising the day-to-day operations of the Domino's Pizza stores, including food preparation, customer relations, store maintenance, cost control and personnel relations. In addition, Domino's store managers are responsible for selecting and training new employees, who undergo on-the-job training.

         To date, we believe that we have successfully attracted and trained local managers and other employees. We operate our own Domino's approved training facility in Poland, with assistance from Domino's. We maintain financial, accounting and management controls for our Domino's Pizza stores through the use of centralized accounting systems, detailed budgets and computerized management information systems.

         Our Domino's operations are managed by James Martin, the President and Chief Financial Officer of the Company. The Domino's agreement requires KP to designate a full-time general manager, acceptable to Domino's, to be responsible for the Domino's Pizza stores to be developed under the agreement. As of March 24, 2000, Domino's had not approved Mr. Martin as general manager. Mr. Martin was supported by approximately 76 full-time and 271 part-time employees as of December 31, 1999.

         TRADEMARKS. We are authorized to use the trademarks, service marks and other marks as Domino's may authorize from time to time for use in connection with Domino's Pizza stores. Domino's has received trademark approval in Poland for specified marks, including the Domino's logo and the words "Domino's Pizza."

DOING BUSINESS IN POLAND

         THE INFORMATION PRESENTED IN THIS SECTION HAS BEEN EXTRACTED FROM PUBLICLY AVAILABLE DOCUMENTS AND IS NOT INTENDED TO BE A COMPLETE DESCRIPTION OF ALL INFORMATION ABOUT THE REPUBLIC OF POLAND THAT MAY BE MATERIAL TO OUR COMPANY.

         AREA AND POPULATION. Poland is one of the largest countries in Europe with a total land area of approximately 312,000 square kilometers. It shares land borders with Germany, the Czech Republic, Slovakia, Ukraine, Belarus, Lithuania and the Russian Federation. Its population, which was estimated at approximately 39 million (as of December 31, 1999), makes it one of the most populous countries in Europe, with approximately 62% of the population living in urban areas. Poland has an extensive network of roads, railways and canals, and has four major ports on the Baltic sea.

         GOVERNMENT AND POLITICAL SYSTEM. Poland is a democratic republic based on the three-party system. The President is elected in general elections. The President nominates the Prime Minister and the remaining Ministers who constitute the executive branch of the government. The Parliament, which is also elected in general elections, consists of a lower house (the Sejm) and an upper house (the Senate). Judicial power is vested in independent courts, which answer to the Supreme Court.

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

         Poland's government has run a budget deficit throughout the 1990's, although since 1993 the deficit has remained below the annually set target and was 1.5% of GDP in 1998. In recent years, the financing of the budget deficit has been secured mainly through the issuance of treasury securities on the domestic market with very limited recourse to external sources, and has been characterized by increasingly longer average maturities. Budgetary discipline has been maintained by cuts in areas including defense, health care and education.

         During the period of reform since 1992, successive governments have supported structural transformation of the economy directed at reforming state-owned enterprises, selling state-owned assets, modernizing the banking system and creating a modern capital market. The process of structural reform is ongoing and not all stated government goals have been achieved. In particular, the goal of selling state-owned assets through privatization began slowly and is only partially complete. Current privatizations include the General Insurance Office, Bank Pekao S.A. (the largest bank in Poland), and Polish Telecom, as well as entire sectors, including sugar (planned conclusion in 2000), steel, arms, crude oil and power generation industries.

         Poland is a member of the International Monetary Fund, the World Bank, the United Nations Organization and the Organization for Economic Cooperation and Development, and is an associate member of the EU. Additionally, in 1999 Poland became a formal member of the North Atlantic Treaty Organization ("NATO").

         GROSS DOMESTIC TOTAL. Poland is one of the fastest growing economies in Europe. In 1998, unofficial preliminary estimates indicated that Poland's GDP grew by 4.8% in real terms, following increasing real growth rates based on IMF estimates in 1995 of 7.0%, in 1996 of 6.1%, in 1997 of 6.9%, in 1998 of 4.8% and
in 1999 of 4.1%.

         INFLATION. Although inflation has generally declined since prices were liberalized in the beginning of 1990, the rate of inflation in Poland is still high compared to Western Europe or the United States. The annual increase in the consumer price index ("CPI") has been continuously but gradually declining from a rate of almost 250% in 1990 to 7.3% in 1999. This decline has occurred together with increases in real GDP and decreasing unemployment. Similarly, the annual increase in the producer price index ("PPI") decreased from approximately 293% in 1990 to 4.9% in 1998.

         EMPLOYMENT AND WAGES. Before 1989, unemployment was not officially recognized in Poland and over-employment was evident in many enterprises. By the end of the first quarter of 1994, registered unemployment had reached over 16.0% of the labor force but by the end of that year it had decreased for the first time since 1990 to 16.0% of the labor force. At December 31, 1999, registered unemployment was 13.0% of the labor force.

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

         POLISH CURRENCY. The only currency that may be used in Poland is the zloty. The value of the zloty is determined under a system based on a basket of currencies (whose weights in the basket reflect their relative importance in Poland's foreign trading transactions), as well as all other economic and political factors that effect the value of currencies generally. At December 31, 1999, the exchange rate was 4.148 zlotys per dollar.

         FOREIGN DIRECT INVESTMENT IN POLAND. In general, foreign investors are not required to obtain any special permits to invest in Polish companies. A foreign investor may establish a limited liability company (roughly analogous to a closely held corporation in the United States), in which it will hold 100% of the shares; establish a limited liability company, with the equity jointly contributed by it and other foreign and/or Polish parties; or enter business in Poland through acquisition of stock of an existing Polish limited liability company. A foreign investor may also invest in "joint stock companies," which are roughly analogous to publicly held corporations in the United States. Subject to specified restrictions, the Polish foreign investment law generally allows for full repatriation of capital dividends and profits by foreign investors.

         Other than the provisions of the Polish Commercial Code generally applicable to all limited liability companies, there is no minimum level of investment required of a foreign person investing in a Polish limited liability company. The minimum capital required for establishment of any limited liability company is 4,000 zlotys (approximately $964 at December 31, 1999 exchange rates), which must be made in Polish currency obtained from the sale of convertible currency (including United States or West European funds) to a foreign exchange bank, or, to the extent designated in the company's incorporation documents, through in-kind, nonmonetary contributions that are transferred from abroad or purchased with Polish currency obtained from the sale of convertible currency to a foreign exchange bank. To the extent designated in the company's incorporation documents, fixed assets may constitute in-kind, non-monetary contributions to equity.

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

         Goods and services, including imported goods and services, are subject to a VAT tax. Certain commodities like liquors and automobiles are subject to excise tax, based on the value of the items. With respect to imports, the value of the items is equal to the customs' value plus any customs' duties. The VAT basic rate is 22%, but in the case of some products (including food products), it is reduced to 7% or eliminated entirely. Under the VAT system, credit is given for VAT paid against VAT collected.

         Currently, dividends are taxed at the rate of 20%. However, Poland has executed a bilateral tax agreement with the United States, under which the tax on dividends of corporations in which at least 10% of the voting stock is held by a United States corporation may not exceed 5%. Thus, though current regulations would otherwise provide for a 20% tax on dividends, taxes on dividends paid by a limited liability company which is a subsidiary of our company will be at the rate of 5%.

         CUSTOMS DUTIES AND IMPORT RESTRICTIONS. Our operations may be subject to various levels of customs duties on some types of items imported into Poland. Customs duties and other similar fees, however, are not levied on non-monetary, in-kind contributions to capital, provided that the contributions constitute "fixed assets" and are not disposed of during the three-year period following customs clearance. Although we have contributed as capital substantially all of our subsidiaries' furniture, fixtures and equipment, there can be no assurance that this equipment will ultimately qualify as "fixed assets" for purposes of this exclusion.

ITEM 2.       DESCRIPTION OF PROPERTY.

         OUR OFFICES. We maintain our executive offices in approximately 2,500 square feet of leased office space at 1000 Lincoln Road, Suite 200, Miami Beach, Florida 33139. Annual lease payments under the lease are approximately $38,000. We currently sublease approximately 1,400 square feet for an annual fee of $30,700. We have exercised our third of three two-year renewal options under the lease, which expires in December 2000.

         In April 1998, IFFP executed a lease for its corporate headquarters for approximately 4,680 square feet of space located at 16 Jagiellonska St., Warsaw, Poland. The annual rental payment is approximately $110,000, including common area charges. The agreement is for a five-year term and we have the right of first refusal in leasing the premises for subsequent annual periods, provided that the lessor is notified of our intention to continue leasing the premises no later than six months before the expiration of the initial term.

         Management believes that all of our properties are adequately covered by insurance. We have not incurred nor do we anticipate incurring any material costs or expenses associated with compliance with the environmental laws of the United States or Poland.

         BURGER KING STORES. The following table sets forth, as of March 24, 2000, the location, opening date, lease or sublease expiration date (including all renewal options), square meters and minimum annual lease payments (in U.S. dollars) for each of our Burger King restaurants:


                                                            LEASE                   SQUARE            MINIMUM ANNUAL
   LOCATION                    OPENING DATE            EXPIRATION DATE            METERS(2)           LEASE PAYMENTS
   --------                    ------------            ---------------            ---------           --------------
Warsaw, Poland                 December 1992            January 2004                   522                $28,942
Warsaw, Poland                 April 1993               (1)                            720                $43,766
Warsaw, Poland                 May 1993                 (1)                            851                $52,758
Warsaw, Poland                 July 1993                January 2009                   476                $33,282
Lublin, Poland                 March 1994               January 2014                   824                $54,000
Warsaw, Poland                 March 1994               January 2009                   276                $76,200
Katowice, Poland               October 1994             November 2003                  550               $119,040
Mikolow, Poland                July 1998                November 2017                  600                $12,000
Torun, Poland                  August 1998              January 2018                 1,135                $30,000
Plonsk, Poland                 September 1998           April 2018                   3,610                $30,000
Pabianice, Poland              November 1998            June 2018                      560                $24,000
Raciborz, Poland               November 1998            July 2018                      360                $24,000
Olsztyn, Poland                November 1998            July 2018                      800                $24,000
Gorzow, Poland                 November 1998            October 2018                   850                $24,000
Wroclaw, Poland                December 1998            September 2018               2,200                $30,000
Szczecin, Poland               January 1999             November 2018                1,650                $24,000
Walbrzych, Poland              January 1999             December 2018                1,600                $24,000
Opole, Poland                  February 1999            September 2018               1,600                $30,000
Czestochowa, Poland            February 1999            November 2018                1,180                $24,000
Czechowice, Poland             March 1999               November 2038                3,733                $21,000
Krakow, Poland                 April 1999               August 2018                  1,500                $24,000
Tychy, Poland                  June 1999                January 2018                 2,078                $30,000
Warsaw, Poland                 April 1999               October 2018                 1,250                $24,000
Warsaw, Poland                 April 1999               November 2018                1,360                $30,000


-----------------------
(1) Indicates lease is for an unlimited period of time, but may be terminated upon three months notice by the lessor, subject to specified conditions.
(2)   Includes basement, second floor and land area.

         DOMINO'S STORES. The following table sets forth, as of March 24, 2000, the name, location, opening date, lease or sublease expiration date (including all renewal options), square meters and minimum annual lease payments (in U.S. dollars) for each of our Domino's Pizza stores:


                                                           LEASE                    SQUARE          MINIMUM ANNUAL LEASE
   LOCATION                   OPENING DATE             EXPIRATION DATE              METERS                PAYMENTS
   --------                   ------------             ---------------              ------                --------
Warsaw, Poland                 March 1994               January 2009                   480                $76,200
Warsaw, Poland                 May 1994                 (1)                            130                 $7,970
Warsaw, Poland                 August 1994              March 2004                     482                $35,000
Warsaw, Poland                 July 1997                (1)                            100                 $5,415
Warsaw, Poland                 December 1997            (1)                             97                $12,422
Warsaw, Poland                 March 1998               (1)(2)(3)                      190                 $6,900
Warsaw, Poland                 March 1998               January 2008                    93                $14,400
Warsaw, Poland                 April 1998               February 2008                  100                $14,315
Warsaw, Poland                 June 1998                (1)                            137                 $8,422
Warsaw, Poland                 July 1998                (1)                             83                 $4,740
Lublin, Poland                 December 1998            September 2008                 125                $13,700
Lomianki, Poland               December 1998            October 2008                   116                 $8,054
Lodz, Poland                   December 1998            October 2008                   211                 $7,485
Warsaw, Poland                 January 1999             June 2007                      120                $12,000
Legionowo, Poland              January 1999             October 2008                   120                 $9,480
Piaseczno, Poland              July 1999                October 2008                    92                 $7,800

-----------------------

(1) Indicates lease is for an unlimited period of time, but may be terminated upon three months notice by the lessor, subject to specified conditions and payments to lessee.
(2)   Includes commissary.
(3)   Includes training facility.

ITEM 3.       LEGAL PROCEEDINGS.

         DISPUTE WITH POLISH FISCAL AUTHORITY. In 1995, IFFP became subject to penalties for failure to comply with an amended tax law requiring the use of cash registers with calculating and recording capabilities and which are approved for use by the Polish Fiscal Authorities. As a penalty for noncompliance, Polish tax authorities had the right to disallow some value added tax deductions for July and August 1995. Additionally, penalties and interest could have been imposed on these disallowed deductions. Although IFFP's NCR Cash Register System was a modern system, it could not be modified. IFFP replaced the system with a new Siemen's system which complies with Polish regulations. In December 1999, the Polish Tax Court ruled against IFFP but reduced the fine and related penalties to 474,776 Polish zloty or approximately $114,000.

         REGENESIS MATTER. We are a party to the following legal proceeding:
ELPOINT COMPANY, LLC AND GENNADY YAKOVLEV, VS. MITCHELL RUBINSON, MARILYN RUBINSON, EDDA RUBINSON, NIGEL NORTON, JAMES F. MARTIN, LEON BLUMENTHAL, C. LAWRENCE RUTSTEIN, SHULMAN & ASSOCIATES, INC., MANNY SCHULMAN, FRANKLYN WEICHSELBAUM, JAMES MIRANTI, INTERNATIONAL FAST FOOD CORPORATION, DOMINO'S PIZZA INTERNATIONAL, INC., REGENESIS HOLDINGS CORPORATION, United States District Court, Northern District of California (Case No. 99-1107 CRB). In March 1999, some of the shareholders of Regenesis Holdings Corporation (f/k/a QPQ Corporation) ("Regenesis") filed a complaint against us and some of our senior management and principal shareholders, including Mitchell Rubinson, our Chairman of the Board and Chief Executive Officer, and James Martin, our President and Chief Financial Officer. Regenesis formerly held the right to develop Domino's Pizza stores in Poland. Certain former officers and principal stockholders of Regenesis are officers and principal shareholders of our company. The complaint alleges, among other things, that the defendants fraudulently transferred the Domino's development rights to us, thereby causing Regenesis to lose value. Additionally, the complaint alleges that we engaged in the misappropriation of corporate opportunities of QPQ Corporation. We reached a settlement in this matter and pursuant to such settlement, we must pay $300,000. An accrual for this amount has been provided for in the 1999 consolidated financial statements.

         We are not a party to any other litigation or governmental proceedings that management believes would result in any judgments or fines that would have a material adverse effect on us.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Our Annual Shareholders' Meeting was held on December 15, 1999. At the Annual Meeting, the shareholders were asked to consider and vote upon the following matters:

1. The election of four members to our Board of Directors to serve until the 2000 Annual Meeting of Shareholders or until their successors are duly elected and qualified; and

2. To consider and vote upon a proposal to increase the number of shares of common stock which may be granted under our 1993 Stock Option Plan from 2,000,000 shares to 4,000,000 shares.

The following four members of the Board of Directors were duly elected:

   DIRECTOR                        VOTES FOR         VOTES WITHHELD
   --------                        ---------         --------------
Mitchell Rubinson                  43,428,729           23,960
Larry H. Schatz                    43,428,729           23,960
James F. Martin                    43,428,729           23,960
Mark Rabinowitz                    43,428,729           23,960

The results of the vote on the proposal to increase the number of shares of common stock which may be granted under our 1993 Stock Option Plan from 2,000,000 shares to 4,000,000 shares were as follows:

                VOTES FOR          VOTES AGAINST        ABSTENTIONS
                ---------          -------------        -----------
               42,431,810               0                 20,879

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         MARKET INFORMATION. Our common stock is listed on the NASD OTC Bulletin Board under the symbol "IFFC." The following table sets forth, for the period since January 1, 1998, the high and low closing bid quotations for the common stock as reported by the NASD OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                             HIGH       LOW
                                                             ----       ---
       1998
       ----
       First Quarter...............................         $.55       $.31
       Second Quarter..............................         $.85       $.43
       Third Quarter...............................         $.90       $.70
       Fourth Quarter..............................        $1.03       $.72

       1999
       ----
       First Quarter...............................         $.90       $.53
       Second Quarter..............................         $.51       $.35
       Third Quarter...............................        $1.53       $.44
       Fourth Quarter..............................         $.90       $.53


         HOLDERS. As of March 24, 2000, there were 99 record holders of our common stock. Management believes that there are over 600 beneficial holders of our common stock.

         DIVIDENDS. We have not paid any cash dividends on our common stock and do not currently intend to declare or pay cash dividends in the foreseeable future. We intend to retain any earnings that may be generated to provide funds for the operation and expansion of our business.

         Florida law provides that no distribution may be made to shareholders if, after giving effect to such distribution, (a) the corporation would be unable to pay its debts as they become due in the usual course of business, or
(b) the corporation's total assets would be less than the sum of its total liabilities plus, unless the articles of incorporation provide otherwise, the amount that would be needed in a dissolution to satisfy the preferential rights of shareholders whose preferential rights are senior to those receiving the distribution. The Board of Directors is empowered to base its evaluation of whether a distribution is permitted under the statute either on (a) financial statements that are prepared on a basis of accounting principles and practices that are reasonable under the circumstances or (b) fair valuation or other method that is reasonable in the circumstances. Accordingly, the payment of dividends on the common stock will be subject to the statutory insolvency test. In addition, IFFC has in the past failed to pay the dividends on its outstanding preferred stock. A condition of the payment of dividends on the common stock is the payment of the dividends, in arrears, owing to the holders of the preferred stock. There is no assurance that we will be able to pay any future dividends on either its preferred stock or common stock.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

         Information contained in this Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "could," "intends," "estimates," "projected," "contemplated" or "anticipates" or the negative thereof or other variations thereon or comparable terminology. No assurances can be given that the future results covered by the forward-looking statements will be achieved. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control. The following factors and other factors described elsewhere in this annual report could cause actual experience to vary materially from the future results covered in such forward-looking statements:

- the future growth of our business and our ability to comply with the Burger King agreement and Domino's agreement;

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

         Other factors, such as the general state of the economy, could also cause actual experience to vary materially from the matters covered in such forward-looking statements. We disclaim any obligation to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

GENERAL

         As of December 31, 1999, we had negative working capital of approximately $3,718,320 and cash and cash equivalents of $383,531. Although we believe that we have sufficient funds to finance our present plan of operations through April 30, 2000, we cannot reasonably estimate how long we will be able to satisfy our cash requirements. The capital requirements relating to implementation of the Burger King and Domino's agreements are significant. Based upon current assumptions, we will seek to implement our business plan utilizing our existing cash and cash equivalents, cash generated from restaurant and store operations, and available borrowing capacity on our bank credit facilities. To satisfy the capital requirements of the Burger King and Domino's agreements, we will require resources substantially greater than the amounts we presently have or amounts that can be generated from our restaurant and store operations. There can be no assurance that we will be able to obtain additional financing or that additional financing will be available on acceptable terms to fund future commitments for capital expenditures.

         We currently operate 23 Burger King restaurants and 16 Domino's Pizza stores in Poland. We have incurred losses and anticipate that we will continue to incur losses until, at the earliest, we establish a number of restaurants and stores generating sufficient revenues to offset our operating costs and the costs of our proposed continuing expansion. There can be no assurance that we will ever achieve profitability or be able to successfully establish a sufficient number of restaurants to achieve profitability.

         In July 1997, we purchased KP and PKP which currently own the exclusive master franchise rights and commissary rights, and the individual store franchises for Domino's Pizza stores in Poland. The acquisition was accounted for under the purchase method of accounting, and the net assets acquired are included in our consolidated balance sheet based upon their estimated fair values at the date of acquisition. Results of operations of KP are included in our consolidated statement of operations after the date of acquisition. The excess of the net assets acquired over the purchase price was accounted for as a reduction of furniture, equipment and leasehold improvements.

         In September 1998, we purchased the remaining 15% of the outstanding capital stock of IFFP from the minority shareholder in exchange for $1.5 million in cash, plus expenses associated with the purchase.

YEAR-ENDED DECEMBER 31, 1999 VS. YEAR-ENDED DECEMBER 31, 1998

         RESULTS OF OPERATIONS. For the year ended December 31, 1999, we generated sales of $15,098,313 and for the year ended December 31, 1998, we generated sales of $8,426,104. Such amounts included sales of $10,886,141 in 1999 and $6,321,644 in 1998 for the Burger King restaurants and sales of $4,212,172 in 1999 and $2,104,460 in 1998 for the Domino's Pizza stores. Burger King restaurant sales increased by 72.2% in U.S. dollar terms and 95.4% in Polish zloty terms for the year ended December 31, 1999 as compared to the year ended December 31, 1998. The increase is primarily attributable to new restaurants opened in 1999. The Domino's store sales increased by 100.2% in U.S. dollar terms and 127.2% in Polish zloty terms for the year ended December 31, 1999 as compared to 1998. This increase is primarily attributable to new stores opened coupled with same store sales growth of 20.3% in Polish zloty terms.

         For the year ended December 31, 1999, our Burger King same restaurant sales (further defined as restaurants opened for entire years of 1998 and 1999) increased by approximately 2.8% in Polish zloty terms as compared to the year ended December 31, 1998. Due to the devaluation of the zloty of approximately 12.2%, the Burger King same restaurant sales, in U.S. dollar terms, decreased approximately 9.4% for the year ended December 31, 1999 as compared to the year ended December 31, 1998. The zloty increase in same restaurant sales was primarily attributable to television advertising commencing in March and ending in June 1999. In U.S. dollar and Polish zloty terms, our Domino's same store sales increased by approximately 20.3% and 6.0%, respectively, for the year ended December 31, 1999 as compared to the year ended December 31, 1998. The increase in same store sales was attributed to increased brand awareness in Warsaw, Poland.

         During the year ended December 31, 1999, we incurred food and packaging costs of $5,560,064, payroll and related costs of $3,181,693, occupancy and other operating expenses of $6,161,870 and depreciation and amortization expenses of $3,115,531. During the year ended December 31, 1998, we incurred food and packaging costs of $3,347,477, payroll and related costs of $1,608,283, occupancy and other operating expenses of $2,963,262 and depreciation and amortization expenses of $1,508,520.

         Food and packaging costs applicable to Burger King restaurants were 38.5% of restaurant sales for the year ended December 31, 1999 and 41.3% of restaurant sales for the year ended December 31, 1998. The 2.8% decrease as a percentage of restaurant sales is primarily attributable to improved product sourcing. Food and packaging costs applicable to Domino's Pizza stores for the year ended December 31, 1999 were 32.4% of store sales and for the year ended December 31, 1998 were 35.1% of store sales. The 2.7% decrease as percentage of store sales was primarily attributable to greater purchasing power due to increased sales in 1999.

         Payroll and related costs applicable to Burger King restaurants for the year ended December 31, 1999 were 20.5% of restaurant sales, and for the year ended December 31, 1998 were 17.9% of restaurant sales. The 2.6% increase as a percentage of restaurant sales was primarily as a result of higher payroll in new restaurants during initial openings of each. Payroll and related costs applicable to Domino's Pizza stores, which remained relatively stable, were 22.6% of store sales for the 1999 fiscal year, and were 22.8% of store sales for the 1998 fiscal year.

         Occupancy and other operating expenses applicable to Burger King restaurants for the year ended December 31, 1999 were 42.6% of restaurant sales, and for the year ended December 31, 1998 were 31.9% of restaurant sales. The 10.7% increase as a percentage of restaurant sales is primarily attributable to increases in advertising expense, utilities and repairs and maintenance. Occupancy and other operating expenses applicable to Domino's Pizza stores for the 1999 fiscal year were 36.2% of store sales, and for the 1998 fiscal year were 45.1% of store sales. The 8.9% decrease as a percentage of store sales was primarily attributable to higher sales and stable costs.

         Depreciation and amortization expense applicable to Burger King restaurants as a percentage of restaurant sales was 22.0% in the year ended December 31, 1999 and 17.5% in the year ended December 31, 1998. The 4.5% increase as a percentage of restaurant sales is primarily attributable to the increase in the number of Burger King restaurants. Depreciation and amortization expense applicable to Domino's Pizza stores as a percentage of store sales was 17.1% for the 1999 fiscal year and 19.3% for the 1998 fiscal year. The 2.2% decrease was primarily due to increased sales.

         General and administrative expenses for the year ended December 31, 1999 were 32.0% of sales and for the year ended December 31, 1998 were 39.5% of sales. These percentages include $1,705,675 for fiscal 1999 and $1,410,458 for fiscal 1998 applicable to the Burger King division and $553,406 for fiscal 1999 and $297,223 for fiscal 1998 applicable to the Domino's division. The 7.5% decrease as a percentage of sales is primarily attributable to the increase in sales in 1999. For the year ended December 31, 1999, general and administrative expense included salary expenses of $1,306,742; corporate overhead expenses of $3,498,241, and depreciation and amortization of $28,871. For the year ended December 31, 1998, general and administrative expenses include salary expenses of $1,149,363; corporate overhead expenses of $1,980,599, and depreciation and amortization of $197,035. The $1,517,642 increase in corporate overhead expenses is primarily attributable to costs incurred to secure and modify our new credit facility, legal fees and settlement costs associated with the Regenesis litigation matter, and investor relations fees.

         In the fourth quarter of 1999, we recorded asset impairment charges totaling $2,511,310 related to the write-off of costs in excess of the carrying value of assets acquired and asset write-offs related to three store closings. As described in Note 2 to the Consolidated Financial Statements, we have a history of net losses and have accumulated deficit of $35,374,274 as of December 31, 1999. As a result, we determined that the carrying value of cost in excess of net assets acquired would not be recoverable and have recorded a $1,448,033 impairment charge to write off the asset.

         During 1999, we committed to a plan to close three Burger King locations, of which two were closed in early 2000 and one is scheduled to close in the first half of 2000. In connection with these store closings, we have recorded asset impairment charges totaling $1,063,277. These charges primarily represent the carrying value of abandoned buildings, fixtures and leasehold improvements for the closed locations. Because our buildings are located on leased properties, we will not be able to market and sell the properties.

         For the year ended December 31, 1999, we generated a net loss of $13,729,306 or $.31 per share of our common stock compared to a net loss of $5,872,136 or $.14 per share of our common stock for the year ended December 31, 1998.

         For the years ended December 31, 1999 and 1998, interest and other income were comprised as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1999              1998
                                                       ----              ----
         Interest income...........................  $128,846          $822,029
         Reduction in VAT penalty..................   426,139                 -
         All other, net............................   131,271            66,203
         Total.....................................  $686,256          $888,232
                                                     ========          ========

         All other, net includes various non-recurring charges and credits not specifically related to operating activity.

         Interest expense is comprised as follows:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                     -----------------------
                                                                                     1999               1998
                                                                                     ----               ----
         Interest expense on subordinated convertible debentures...........         $248,040         $ 258,375
         Amortization of debt issuance costs...............................          220,230            93,034
         Accretion of discount on 11% convertible senior subordinated
              discount notes...............................................          456,782         2,290,522
         Write-off of deferred financing costs.............................        1,532,338                 -
         Interest expense on bank facilities...............................          518,869           173,041
         Less:  capitalized interest.......................................          (94,038)         (142,658)
              Total .......................................................       $2,882,221       $ 2,672,314
                                                                                  ==========       ===========


         Our interest expense on bank facilities was $518,869 for the year ended December 31, 1999 and $173,041 for the year ended December 31, 1998. The $345,828 increase is attributable to new bank borrowings under the Citibank credit facility during the 1999 fiscal year.

         In 1999, we exchanged $17,900,000 principal amount of our 11% Convertible Senior Subordinated Discount Notes for 158,134 shares of Series B Convertible Preferred Stock. Accordingly, deferred costs related to the exchanged notes were written off.

         LIQUIDITY AND CAPITAL RESOURCES. To date, our business operations have been principally financed by proceeds from public offerings of our equity and debt securities, private offerings of equity and debt securities, proceeds from various bank credit facilities, proceeds from the sale of certain equity securities, the settlement of the Burger King litigation, and proceeds from the private sale of our 11% convertible notes.

         Net cash used in operating activities increased from $1,192,863 to $3,844,872 for the years ended December 31, 1998 and 1999, respectively. The increase is primarily attributable to increased losses from operations in 1999 which were partially offset by a reduction in accounts receivable.

         Net cash flows used in investing activities decreased from $14,835,750 for the year ended December 31, 1998 to $6,061,453 for the year ended December 31, 1999. The decrease is primarily attributable to fewer restaurant opening costs in 1999.

         Net cash provided by financing activities increased from $1,394,172 for the year ended December 31, 1998 to $6,395,279 for the year ended December 31, 1999. The increase is attributable to new bank borrowings.

         As described in Note 13 to the consolidated financial statements, we have significant commitments to develop restaurants in accordance with the Burger King and Domino's agreements. We have sustained losses from operations since our incorporation in December 1991. For the year ended December 31, 1999, we reported net losses of $13,729,306 and for the year ended December 31, 1998, we reported net losses of $5,872,136. At December 31, 1999, we had an accumulated deficit of $35,374,274 and a shareholders' deficit of $411,287. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

         We believe that cash flows from existing stores, when combined with existing financial resources and drawings on our $10,000,000 line of credit secured by Burger King (see Note 2 to the consolidated financial statements), will be sufficient to fund operations through at least April 30, 2000. However, no assurance can be given that our plans will be achieved. Further, no assurance can be given that the cash flows from existing and new stores will be sufficient to fund operations through April 30, 2000. We are seeking to obtain additional equity or debt financing to fund operating losses and our commitment to develop new Burger King restaurants and Domino's Pizza stores. No assurance can be given that such financing will be obtained or that it can be obtained on favorable terms. The failure to raise additional capital would require us to curtail or cease operations.

         BURGER KING AGREEMENT AND DOMINO'S AGREEMENT - Our material commitments for capital expenditures in the restaurant and store business relate to the provisions of the Burger King and Domino's development agreements. See "Business
- Burger King Agreement and Standard Franchise Agreements" and "Domino's Agreement and Standard Franchise Agreements" for additional information regarding these agreements.

         CONVERTIBLE NOTES - In November 1997, we sold $27,536,000 of our 11% Convertible Senior Subordinated Discount Notes Due October 31, 2007 (the "11% convertible notes") in a private offering. Interest is payable semi-annually, in cash, on April 30 and October 31 of each year, commencing April 30, 2001. The carrying value of the 11% convertible notes is as follows at December 31:



                                                                                     1999               1998
                                                                                     ----               ----
        Face amount of notes at maturity..................................         $9,636,000        $27,536,000
        Unamortized discount to be accreted as interest expense and added to the original principal balance of the notes over a
             period of three years........................................           (817,468)        (4,890,798)
                                                                                   ------------       ------------
        Carrying value....................................................         $8,818,532        $22,645,202
                                                                                   ===========       ============

         We received net proceeds of $17,662,174 after reduction of the face of the 11% convertible notes for unamortized discount of $7,535,908 and placement costs in the amount of $2,337,918. In addition to the placement costs incurred, we also issued to the placement agent 500,000 shares of common stock which were valued at $150,000.

         The 11% convertible notes are redeemable at our option, in whole or in part, at any time or from time to time on and after October 31, 2002; initially at 105.5% of their accreted value (as such term is defined in the note indenture) on the date of redemption, plus accrued interest, declining ratably to 100% of their principal amount, plus accrued interest, on and after October 31, 2006. The 11% convertible notes are convertible, at the option of the holder, into shares of common stock at any time after November 1998. The number of shares of common stock issuable upon conversion of the 11% convertible notes is equal to the accreted value of the 11% convertible notes being converted, on the date of conversion, divided by $.70 (the "Conversion Ratio"), subject to adjustment in certain events. Accordingly, the number of shares of common stock issuable upon conversion of the 11% convertible notes will increase as the accreted value of such notes increases. In addition, if the best bid offered price on the NASD OTC Bulletin Board on the days when transactions in the common stock are not effected, or on such days as transactions are effected on the Bulletin Board, the highest price at which a trade was executed, during any period described below has exceeded the price for such period for at least 20 consecutive trading days (the "Market Criteria Period"), and a registration statement with respect to the resale of common stock to be issued upon conversion of the 11% convertible notes is effective, all of the 11% convertible notes will be automatically converted into common stock at the close of business on the last day of the Market Criteria Period; provided, however, that if the Market Criteria is satisfied during the third year after the closing date of the offering, the conversion will occur only if the Closing Price or OTC Price, as applicable, of the common stock is at least $2.80 on such date :


      12 MONTHS BEGINNING                              CLOSING SALE PRICE
      -------------------                              ------------------
      October 31, 1999............................            $2.80
      October 31, 2000............................            $3.25

         On August 31, 1999, $17,900,000 of the 11% convertible notes were exchanged for an aggregate of 158,134 newly-issued shares of our Series B Preferred Stock. Additionally, in October 1999, the remaining holders of the 11% convertible notes agreed to amend such notes to provide that interest earned on the 11% convertible notes from October 31, 2000 to October 31, 2003 will be paid in 11% convertible notes, rather than cash. Interest payable thereafter will be payable in cash.

         The note indenture contains certain customary covenants and the noteholders were granted registration rights. Additionally, in the event of a change of control, as defined in the note indenture, the holders of the 11% convertible notes will have the right to require us to purchase the 11% convertible notes at a purchase price of 101% of their accreted value on the date of such purchase, plus accrued interest.

         DISPUTE WITH POLISH FISCAL AUTHORITIES - See "Item 3. Legal Proceedings
- Polish Fiscal Authority Disputes" for a description of our dispute with Polish fiscal authorities.

         POLISH BANK ACCOUNTS - As of December 31, 1999, we had approximately $334,009 in Polish bank accounts and as of March 23, 2000, we had approximately $463,980 in Polish bank accounts, with substantially all of such funds held as U.S. dollar denominated deposits.

         CREDIT FACILITIES - We have also financed our operations through the use of credit facilities.

         In January 1993, IFFP entered into a revolving credit facility with American Bank of Poland S.A. ("AmerBank") totaling 300,000 zlotys (approximately $72,319 at December 31, 1999 exchange rates). Borrowings under the AmerBank credit facility were secured by a guarantee of our company and bore interest at a monthly adjusted variable rate approximately equal to AmerBank's prime rate. In April 1996, the credit available was decreased to 200,000 zlotys (approximately $48,215 at December 31, 1999 exchange rates) and in March 1997, the credit facility was further decreased to 100,000 zlotys (approximately $24,106 at December 31, 1999 exchange rates). The credit facility is due on April 1, 2000. On December 31, 1999 and March 23, 2000, the facility had no outstanding balance.

         In September 1996, PKP entered into a revolving credit facility with AmerBank totaling 100,000 zlotys (approximately $24,106 at December 31, 1999 exchange rates). The note is secured by our guarantee. The credit facility is due on June 1, 2000. The balance on this note as of December 31, 1999 was $689 and there was no balance outstanding as of March 23, 2000.

         In May 1997, we entered into a $999,000 credit facility with Totalbank which is collateralized by $999,000 of certificates of deposit. The credit facility bears interest at 6.5% per annum and was originally scheduled to mature in August 1998. The credit facility was renewed in February 2000 for six months under the same terms and is scheduled to mature in August 2000. The outstanding balance of the facility as of December 31, 1999 and March 24, 2000 was $999,000.

         In August 1997, we executed a credit agreement with AmerBank in the amount of $950,000. Interest is payable monthly at the prevailing one month LIBOR rate plus 2.75% (9.25% at December 31, 1999). Commencing in March 1998, the loan is being repaid in monthly installments of $32,000 for 29 months with a balloon payment of $22,000 due on August 12, 2000. The loan is secured by all existing restaurant assets and our guarantee. The balance of this credit facility as of December 31, 1999 was $246,000 and as of March 24, 2000 was $150,000.

         In April 1998, PKP entered into a $300,000 development loan with AmerBank for the development of its Domino's stores. Borrowings under this credit facility are secured by: (a) fixed assets of each new restaurant financed; and (b) our guarantee. The loan is being repaid in ten equal quarterly installments of $30,000 starting in December 1998, with a final payment due at maturity (March 26, 2001). Interest is paid monthly at the prevailing one month LIBOR rate plus 31/8% (9.63% at December 31, 1999). As of December 31, 1999 and March 24, 2000, approximately $146,363 was outstanding on the facility.

         In June 1998, IFFP entered into a development loan in the principal amount of $1.3 million with AmerBank. Borrowings under this credit facility are to be made until June 18, 2000 and are secured by: (a) fixed assets of each new restaurant financed; and (b) our guarantee. The loan is scheduled to be repaid in thirty-five equal monthly installments of $36,111, starting in June 2000, with a final payment of $36,115 due at maturity, which is May 18, 2003. Interest is to be paid monthly at the prevailing one month LIBOR rate plus 2.5% (9.0% at December 31, 1999). According to the terms of the agreement, the proceeds of the loan are to be used to finance up to half of the costs of furnishing and commencing operation of Burger King restaurants operated by IFFP. In October 1998, we executed an amendment to this facility with AmerBank, increasing the borrowing limit to $1.5 million. The scheduled loan payments are as follows: thirty-five equal monthly installments of $41,666 starting in June 2000 with a final payment of $41,690 due at maturity on May 18, 2003. As of December 31, 1999 and March 24, 2000, $1,500,000 was outstanding on this credit facility.

         In February 1999, IFFP entered into a line of credit agreement with Citibank (Poland) S.A. under which Citibank granted IFFP a loan in the amount of $5,000,000. The purpose of the line of credit was to finance the construction of nine Burger King restaurants. The line of credit is priced at 0.8% above LIBOR (7.3% at December 31, 1999) and was originally scheduled to mature on January 15, 2000. In order for IFFP to enter into the credit agreement with Citibank, holders of our outstanding 11% convertible notes were required to waive applicable provisions of the note indenture. As compensation for the waiver, the noteholders were issued an aggregate of 204,585 shares of our common stock, with a fair value of $.56 per share.

         The line of credit is guaranteed by Burger King and we granted Burger King a security interest in the outstanding shares of IFFP. As a condition to the guarantee, Burger King required that we, IFFP and Mitchell Rubinson, the Chairman of the Board and Chief Executive Officer of our company and a principal shareholder, enter into a general release in favor of Burger King for any and all matters occurring before the date of the guarantee. Additionally, we and IFFP entered into a reimbursement agreement (the "Reimbursement Agreement") under which we agreed to reimburse Burger King for any and all amounts paid out by Burger King under the guaranty and all costs and expenses incurred by Burger King in connection with the enforcement of its rights under the Reimbursement Agreement. Burger King also required that we, IFFP and Mitchell Rubinson execute a general release of Burger King relating to any matters that occurred before the execution of the Credit Agreement.

         Additionally, Mr. Rubinson entered into a purchase agreement with Burger King which provides that if IFFP and our company default on our obligations under the Reimbursement Agreement and Burger King takes possession of the IFFP shares, he is required to purchase the IFFP shares from Burger King for an amount equal to all amounts paid out by Burger King under the guaranty and all costs and expenses incurred by Burger King in connection with the enforcement of its rights under the Reimbursement Agreement. Mr. Rubinson received a fee of $150,000 from our company in connection with the Purchase Agreement.

         In October 1999, IFFP increased the amount of the line of credit to $8,000,000. IFFP may increase the line of credit in increments of $500,000 to an aggregate of $10,000,000 if it meets specified criteria, including monthly debt reduction. As of December 31, 1999, IFFP met such criteria. The maturity date of the line of credit was extended to December 2002. As of December 31, 1999 and March 24, 2000, $6,900,583 and $8,000,000 was outstanding on this facility. Drawings on the line in excess of the original $5,000,000 bear interest at 0.95% above LIBOR. The guarantee automatically terminates in October 2002 and Burger King may withdraw its guarantee if the net debt movement of IFFP during the 12-month period ending October 2001 is more than 10% less than required. Burger King may also withdraw its guarantee of incremental amounts over $8,000,000 if the net debt movement is more than 30% less than required. In connection with the increase of the line of credit, all of the prior transaction documents were re-executed, including the purchase agreement and the release. Additionally, as security of the line of credit, Burger King required that Mitchell Rubinson enter into a personal guaranty with Burger King and pledge 5,000,000 shares of our common stock owned by him. In connection with these matters, we entered into a reimbursement and fee agreement whereby we agreed to reimburse Mr. Rubinson for all amounts paid by him under his personal guaranty and to pay him a fee equal to 3% annually of the amount being guaranteed. As of the date hereof, Mr. Rubinson has not been paid under this agreement. In order for IFFP to increase the line of credit, holders of the outstanding 11% convertible notes were required to waive applicable provisions of the note indenture.

         IFFP - In December 1995, IFFC increased its equity interest in IFFP from 80% to 85% by purchasing from the minority shareholder 5% (25% of the minority holdings) of the outstanding capital stock of IFFP in exchange for a $500,000 non-interest bearing obligation due in full on December 28, 1996. The obligation was paid in full in June 1997. In September 1998, the Company purchased the remaining 15% of the outstanding capital stock of IFFP from the minority shareholder in exchange for $1.5 million in cash, plus expenses associated with the purchase.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

         The official currency in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that affect the value of currencies generally. At December 31, 1999, the exchange rate was 4.1483 zlotys per U.S. dollar. The accounts of our Polish subsidiaries are maintained using the Polish zloty.

         Our restaurant and store operations are conducted in Poland. The Polish economy has historically been characterized by high rates of inflation and devaluation of the Polish zloty against the dollar and European currencies. However, in the years ended December 31, 1998 and 1999, the rates of inflation and devaluation improved. For the years ended December 31, 1995, 1996, 1997, 1998 and 1999, the annual inflation rate in Poland was 21.6%, 19.5%, 13.0%, 8.6% and 7.3% respectively, and as of December 31, 1995, 1996, 1997, 1998 and 1999, the exchange rate was 2.468, 2.872, 3.514, 3.494 and 4.1483 zlotys per dollar, respectively. Payment of interest and principal on our 9% convertible debentures, 11% convertible notes and payment of franchise fees to Burger King and Domino's for each restaurant and store opened are in United States currency. Additionally, we are dependent on certain sources of supply which require payment in European or United States currencies. Since our revenues from operations will be in zlotys, we are subject to the risk of currency fluctuations. We have and intend to maintain substantially all of our unutilized funds in United States or Western European currency denominated securities and/or European Currency Units. There can be no assurance that we will successfully manage our exposure to currency fluctuations or that such fluctuations will not have a material adverse effect our financial condition, liquidity or results of operations.

         Thus far, our revenues have been used to fund restaurant operations and expansion. As a result, such revenues have been relatively insulated from inflationary conditions in Poland. There can be no assurance that inflationary conditions in Poland will not have an adverse effect on us in the future.

YEAR 2000 COMPUTER ISSUE

         The SEC has issued Staff Legal Bulletin No. 5 stating that public operating companies should consider whether there will be any anticipated costs, problems and uncertainties associated with the Year 2000 issue. The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If our computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions, inability to interchange information with connecting railroads or engage in similar normal business activities.

         To date, we have not experienced any immediate adverse impact on our operations from the transition to the Year 2000. However, we cannot assure you that our operations have not been affected in a manner that is not yet apparent or in a manner that will arise in the future, or that we will not incur additional Year 2000 expenses. In addition, some computer programs that were date sensitive to the Year 2000 may not have been programmed to process the Year 2000 as a leap year, and negative effects from this remain unknown. As a result, we will continue to monitor our Year 2000 compliance and the Year 2000 compliance of our suppliers and customers. However, we do not anticipate any Year 2000 problems that are reasonably likely to have a material adverse effect on our operations.

         To date, we estimate that we have spent approximately $50,000 on Year 2000 efforts across all areas and expect to spend a total of approximately $100,000 when complete. We expect to fund Year 2000 costs through operating cash flows and proceeds from debt and equity financings. All system modification costs associated with Year 2000 will be expensed as incurred.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". SFAS No. 137 defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. We will adopt SFAS No. 133 as required for our first quarterly filing of fiscal year 2001. We believe the adoption of this Statement will not have a material effect on our results of operations and financial position.

ITEM 7.       FINANCIAL STATEMENTS.

         The information included in Appendix A hereto is incorporated herein by reference.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

         Our executive officers and directors are as follows:



                     NAME                     AGE                   POSITION
                     ----                     ---                   --------
Mitchell Rubinson(1)(2)(3)...............      52      Chairman of the Board and Chief Executive Officer
James F. Martin..........................      39      President, Chief Operating Officer, Chief Financial
                                                       Officer and Director
Mark Rabinowitz(1)(2)(3).................      52      Director
Larry H. Schatz(1)(2)(3).................      54      Vice Chairman of the Board


--------------------------
(1)      Member of the Audit Committee.
(2)      Member of the Stock Option Committee.
(3)      Member of the Nomination Committee.


         Mitchell Rubinson has served as our Chairman of the Board and Chief Executive Officer since our incorporation in December 1991 and served as President from December 1991 to June 1998. Mr. Rubinson has served as the Chairman of the Board, Chief Executive Officer and President of Capital Brands from March 1988 to April 1996, and was the Treasurer of Capital Brands from March 1992 to April 1993. Mr. Rubinson served as the Chairman of the Board, Chief Executive Officer and President of QPQ Corporation (now known as Regenesis Holdings, Inc.) from July 1993 to May 1997.

         James F. Martin has served as our President, Chief Operating Officer and Chief Financial Officer since November 1999 and a director since May 1997. Mr. Martin has served as Vice President, Chief Financial Officer and Treasurer from May 1997 to October 1999, and as Director of Finance for our Polish subsidiaries from November 1993 through February 1995. Mr. Martin served as Chief Financial Officer of QPQ Corporation (now known as Regenesis Holdings, Inc.) from October 1996 to May 1997. From May 1995 through September 1996, Mr. Martin was a 50% owner in an information systems and software consulting company located in South Florida. Additionally, Mr. Martin has nine years of commercial banking experience and is a Certified Public Accountant.

         Mark Rabinowitz has served as a director since January 1996. Since 1983, Dr. Rabinowitz's principal occupations have been serving as a medical doctor for, and the Vice President of, Jose E. Gilbert and Mark Rabinowitz M.D.S., P.A. and serving as a medical doctor and the President of Women's Centre for Health, Inc. Dr. Rabinowitz served as a director of QPQ Corporation (now known as Regenesis Holdings, Inc.) from January 1996 to May 1997. Dr. Rabinowitz resigned his position as a director effective April 3, 2000.

         Larry H. Schatz has served as our Vice Chairman of the Board since July 1997. Mr. Schatz has served as "of counsel" for the law firm of Grubman Indursky & Schindler P.C. since January 1996. From 1991 through December 1995 Mr. Schatz worked as an attorney in private practice.

COMPENSATION OF DIRECTORS

         We generally do not pay directors' fees, but reimburse all directors for their expenses in connection with their activities as directors. Directors who are also our employees do not receive additional compensation for their services as directors. Mr. Schatz receives $25,000 per annum for serving as Vice Chairman of the Board.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of common stock. Such persons are required by SEC regulation to furnish us with copies of all such reports they file. To our knowledge, based solely on a review of the copies of such reports furnished to our Company and written representation that no other reports were required, all Section 16(a) filing requirements applicable to our officers, directors and 10% beneficial owners have been complied with.

ITEM 10.      EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

         The following table sets forth, for the fiscal years ended December 31, 1997, 1998 and 1999, the aggregate compensation paid by our Company to Mitchell Rubinson, our Chairman of the Board and Chief Executive Officer (the "Named Executive Officer"). None of our other executive officers' total annual salary and bonus for the year ended December 31, 1998 exceeded $100,000.


                                                ANNUAL COMPENSATION (1)               LONG TERM COMPENSATION
                                                                                     AWARDS               PAYOUTS
                                                            OTHER ANNUAL     SECURITIES UNDERLYING       ALL OTHER
    NAME AND PRINCIPAL POSITION      YEAR      SALARY       COMPENSATION      OPTIONS/SARS (#)(2)       COMPENSATION
    ---------------------------      ----      ------       ------------      -------------------       ------------
Mitchell Rubinson..............      1999       $229,962      $16,658(5)               -                     -
  Chairman of the Board and Chief    1998       $212,928      $20,885(3)               -                     -
  Executive Officer                  1997       $192,163      $14,216(4)               -                     -
James F. Martin................      1999       $106,791      $19,229(6)           1,000,000                 -
  President and Chief Financial      1998        $69,862       $4,438(7)               -                     -
  Officer                            1997        $51,731       $5,638(8)               -                     -

----------------
(1) The columns for "Bonus," "Restricted Stock Awards" and "LTIP Payouts" have been omitted because there is no compensation required to be reported in such columns.
(2) See "Aggregated Fiscal Year-End Options/SAR Value Table" for additional information concerning options granted. We have not granted any stock appreciation rights.
(3) Represents an automobile allowance of $12,000 and medical insurance premiums of $8,865.
(4) Represents an automobile allowance of $12,000 and medical insurance premiums of $2,216.
(5) Represents an automobile allowance of $12,000 and medical insurance premiums of $4,658.
(6) Represents housing allowance of $18,000 and medical insurance premiums of $1,229.
(7)   Represents medical insurance of $1,638 and automobile allowance of $2,800.
(8)   Represents medical insurance of $1,638 and automobile allowance of $4,000.

OPTION/SAR GRANTS TABLE

         The following table sets forth certain information concerning grants of stock options made during 1999 to each of the Named Executive Officers. We did not grant any stock appreciation rights in 1999.



                      OPTION/SAR GRANTS IN FISCAL YEAR 1999

                                                    NUMBER OF        % OF TOTAL
                                                   SECURITIES       OPTIONS/SARS
                                                   UNDERLYING        GRANTED TO     EXERCISE OR BASE
                                                  OPTIONS/SARS        EMPLOYEES       PRICE ($/SH)      EXPIRATION
                     NAME                            GRANTED       IN FISCAL YEAR                          DATE
                     ----                            -------       --------------  -----------------    -----------

Mitchell Rubinson..........................               --               --                --             --
James Martin...............................        1,000,000              100%             $.66        November 2009


AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-ENDED OPTION/SAR VALUE TABLE

         The following table sets forth information concerning unexercised stock options held by the Named Executive Officer as of December 31, 1999. No stock options were exercised by the Named Executive Officer during the year ended December 31, 1999. No SARs were granted or are outstanding.


                                                  NUMBER OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                                    UNEXERCISED OPTIONS/SARS AT       IN-THE-MONEY OPTIONS/SARS AT
                                                       DECEMBER 31, 1999(#)              DECEMBER 31, 1999($)(1)
                     NAME                          EXERCISABLE     UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
                     ----                          -----------     -------------      -----------      -------------
Mitchell Rubinson .......................             150,000                 0          $45,000                $0
James Martin ............................             120,000         1,080,000          $18,000           $52,000


----------------
(1) The closing bid quotation for our common stock as reported by the NASD OTC Bulletin Board on December 31, 1999 was $.70.


EMPLOYMENT AGREEMENTS

         In January 2000, we entered into a new employment agreement with Mr. Rubinson, Chairman of the Board and Chief Executive Officer, for a term of three years. The agreement provides for a minimum annual salary of $250,000 during the first year, subject to a 10% annual increase for each of the remaining two years. Additionally, Mr. Rubinson is entitled to receive an annual incentive bonus as determined by the Board of Directors. Pursuant to his employment agreement, Mr. Rubinson is required to devote such portion of his business time to IFFC as may be reasonably required by the Board of Directors. Mr. Rubinson is entitled to four weeks of paid vacation during the first year of the initial term and six weeks of paid vacation during any subsequent year of his employment. For each day of vacation that Mr. Rubinson elects not to take, pursuant to the employment agreement, we have agreed to pay him an amount of money equal to the quotient of his then annual salary divided by 260. Mr. Rubinson's employment agreement requires that he not compete or engage in any business competitive with our business for the term of the agreement and for one year thereafter. Mr. Rubinson is also entitled to certain fringe benefits, including an automobile allowance and is eligible to receive stock option grants under our stock option plans in the discretion of the Board of Directors or Stock Option Committee. Mr. Rubinson's employment agreement provides for certain payments in the event his employment is terminated by reason of his death or disability and a severance payment of twice the minimum annual salary then in effect plus the incentive bonus paid in the prior year, in the event his employment is terminated by IFFC without cause. Mr. Rubinson's employment agreement does not provide for a severance payment in the event his employment is terminated for cause. In the event Mr. Rubinson's employment is terminated by reason of his death or as the result of a mental or physical incapacity, Mr. Rubinson will receive a lump sum payment of $250,000.

         Our employment agreement with James F. Martin, effective November 1, 1999, provides that he will serve as our President, Chief Operating Officer and Chief Financial Officer, for an initial term of three years. His annual salary is $160,000 during the first year, subject to a 10% annual increase for the remaining two years if specified criteria are met. Mr. Martin is also eligible for an annual bonus equal to 3% of net earnings of our Polish subsidiaries, if specified criteria are met. Pursuant to his employment agreement, Mr. Martin is required to devote his full business time, attention and best efforts to the performance of his duties under the employment agreement. Mr. Martin is entitled to three weeks of paid vacation during any year of employment and the use of an automobile plus related expenses, including, without limitation, insurance, gas and repairs. Mr. Martin is eligible to receive stock option grants under our stock option plans in the discretion of the Board of Directors or Stock Option Committee. We have granted Mr. Martin stock options to acquire 1,000,000 shares of our common stock at an exercise price of $.66 per share, these options to be exercisable in whole or in part and cumulatively as follows (provided in each case that Mr. Martin is an employee of our company on the date of exercise): (1) 20% one year after the effective date of the employment agreement; (2) 60% two years after the effective date of the employment agreement; and (3) 100% three years after the effective date of the employment agreement. Mr. Martin has 200,000 additional stock options which he received under a previous employment agreement and which are subject to a similar vesting schedule. Mr. Martin's employment agreement provides for a payment of $25,000 in the event his employment is terminated by reason of his death or disability and a severance payment of $50,000 in the event Mr. Martin's employment is terminated without cause. Mr. Martin's employment agreement does not provide for a severance payment in the event his employment is terminated for cause. Mr. Martin's employment agreement requires that he not compete or engage in any business competitive with our business for the term of the agreement and for a period of two years thereafter.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of March 24, 2000, the number of shares of our common stock which were owned beneficially by:

         (a) each person who is known by us to own beneficially more than 5% of our common stock,

         (b) each director,

         (c) the Named Executive Officers, and

         (d) all directors and executive officers as a group.

         Unless otherwise indicated, the address of each of the listed beneficial owners identified is c/o 1000 Lincoln Road, Suite 200, Miami Beach, Florida 33139. Under Rule 13d-3 of the exchange act, certain shares may be deemed to be beneficially owned by more than one person. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of March 24, 2000.


                                                                                            PERCENTAGE OF
                NAME AND ADDRESS OF                        AMOUNT AND NATURE OF          OUTSTANDING SHARES
                  BENEFICIAL OWNER                         BENEFICIAL OWNERSHIP                 OWNED
                  ----------------                         --------------------                 -----
DIRECTORS AND EXECUTIVE OFFICERS:
  Mitchell Rubinson..............................                27,559,211(1)                  60.4%
  Mark Rabinowitz................................                   336,197(2)                   *
  James F. Martin................................                 1,206,000(3)                   *
  Larry H. Schatz................................                   250,000(4)                   *
  All directors and executive officers as a
     group (four persons)........................                29,351,408                     62.4%
OTHER 5% OWNERS:
  Marilyn Rubinson...............................                 2,754,363(5)                   6.0%
  Edda Rubinson..................................                22,409,211(6)                  49.2%
  Joel Hirschhorn................................                 2,363,000                      5.2%
  Nigel Norton...................................                 4,010,000(7)                   8.8%
     24 Avenue Princess Grace
     Monte Carlo, Monaco
  Pilgrim Investments, Inc.......................                24,092,697(8)                  34.7%
     40 N. Central, Suite 1200
     Phoenix, Arizona 85004
  Bank of America Corporation....................                 3,951,867(9)                   8.0%
     100 North Tryon Street
     Charlotte, North Carolina  28255
  Legg Mason High Yield Portfolio................                 9,885,431(10)                 17.9%
     117 E. Colorado Blvd.
     Pasadena, California 91105
  Burger King Corporation........................                 4,000,000(11)                  8.1%
     17777 Old Cutler Road
     Miami, Florida 33157


-----------------------
*    Less than 1%
(1) Includes 22,409,211 shares held jointly with his wife, Edda Rubinson, and options to purchase 150,000 shares of common stock granted to Mr. Rubinson that are immediately exercisable at an exercise price of $.40 per share.
(2) Includes options to purchase 50,000 shares of common stock granted to Dr. Rabinowitz that are immediately exercisable at an exercise price of $.40 per share and options to purchase 200,000 shares of common stock granted to Dr. Rabinowitz that are immediately exercisable at an exercise price of $.75 per share.
(3) Includes options to purchase 40,000 shares of common stock granted to Mr. Martin pursuant to an employment agreement that vest over a three year period beginning in July 1998 at an exercise price of $.40 per share, options to purchase 67,901 shares of common stock that vest over a three year period beginning in July 1998 at an exercise price of $.81 per share and options to purchase 1,000,000 shares of common stock granted to Mr. Martin pursuant to an employment agreement that vest over a three year period beginning in November 1999 at an exercise price of $.66.
(4) Reflects options to purchase 50,000 shares of common stock granted to Mr. Schatz that are exercisable at any time prior to July 2001 at an exercise price of $.40 per share and options to purchase 200,000 shares of common stock granted to Mr. Schatz that are immediately exercisable at an exercise price of $.75 per share.
(5) Marilyn Rubinson is Mitchell Rubinson's mother; however, Mitchell Rubinson disclaims beneficial ownership of all shares of common and preferred stock owned by her.
(6) These shares are held jointly with Mitchell Rubinson, Edda Rubinson's husband.
(7)  Nigel Norton is Mitchell Rubinson's brother-in-law.
(8) Includes shares of common stock which would be acquired upon the conversion of an aggregate of 158,134 shares of Series B Preferred Stock held by Pilgrim Balance Sheet Opportunities Fund, Pilgrim High Total Return Fund and Pilgrim High Total Return Fund II. Pilgrim Investments, Inc. is the parent company of such funds.




(9) As reported in the shareholder's Schedule 13G filed with the Securities and Exchange Commission on March 21, 2000. Reflects 3,951,867 shares of common stock beneficially owned by Bank of America Corporation, 3,931,429 shares of common stock beneficially owned by BankAmerica Investment Corporation, 20,438 shares of common stock beneficially owned by NB Holdings Corporation, 20,438 shares of common stock beneficially owned by NationsBanc Montgomery Holdings Corporation and 20,438 shares of common stock beneficially owned by Banc of America Securities LLC.
(10) Includes shares of common stock which would be acquired upon the conversion of 11% convertible notes held by such entity based on the principal amount at maturity of such notes.
(11) Reflects shares of common stock which would be acquired upon the exercise of a warrant to acquire 4,000,000 shares of common stock at an exercise price of $2.00 per share, which expires on October 21, 2004.



ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In February 1999, IFFP entered into a credit agreement with Citibank (Poland) S.A. under which Citibank granted IFFP a line of credit in the amount of $5,000,000. The line of credit is guaranteed by Burger King and we granted Burger King a security interest in the outstanding shares of IFFP. As a condition to the guarantee, Burger King required that we and Mitchell Rubinson enter into a general release in favor of Burger King for any and all matters occurring before the date of the guarantee. In order for IFFP to enter into the line of credit, holders of the outstanding 11% convertible notes were required to waive applicable provisions of the note indenture. As compensation for the waiver, the noteholders were issued an aggregate of 204,585 shares of our common stock at a value of $.56 per share.

         Additionally, in connection with this transaction, Mitchell Rubinson entered into a purchase agreement with Burger King which provides that (1) if we default on the line of credit and Burger King takes possession of the IFFP shares and (2) we are unable to repurchase the shares of IFFP from Burger King, Mr. Rubinson is required to purchase the IFFP shares from Burger King for an amount equal to all amounts paid out by Burger King plus costs and expenses incurred by Burger King in connection with the enforcement of its rights under a reimbursement agreement with us. In connection with the purchase agreement, we paid Mitchell Rubinson a fee of $150,000.

         In October 1999, IFFP increased the amount of the line of credit to $8,000,000. Additionally, the line of credit may be increased to a maximum to $10 million if IFFP meets specified criteria, including monthly debt reduction. As of March 24, 2000, IFFP did meet such criteria. The guarantee automatically terminates in October 2002 and Burger King may withdraw its guarantee under certain circumstances. All of the prior transaction documents were re-executed, including the purchase agreement and the release. Burger King was given a warrant to acquire 4,000,000 shares of our common stock at a price per share of $2.00 in connection with its guarantee. The warrant is immediately exercisable and expires in October 2004. Additionally, as security of the line of credit, Burger King required that Mitchell Rubinson enter into a personal guaranty with Burger King and pledge 5,000,000 shares of our common stock owned by him. In connection with these matters, we entered into a reimbursement and fee agreement whereby we agreed to reimburse Mr. Rubinson for all amounts paid by him under his personal guaranty and to pay him a fee equal to 3% annually of the amount being guaranteed. As of the date hereof, Mr. Rubinson has not been paid under this agreement.

         In order for IFFP to increase the line of credit, holders of the outstanding 11% convertible notes were required to waive applicable provisions of the note indenture. In addition, the note holders agreed that the notes would be amended to provide that interest earned on the notes from October 31, 2000 to October 31, 2003 will be paid in additional 11% convertible notes. Interest payable thereafter will be payable in cash.

         In August 1999, $17,900,000 in stated principal amount at maturity of the 11% convertible notes held by the Pilgrim Balance Sheet Opportunities Fund, Pilgrim High Total Return Fund and Pilgrim High Total Return Fund II were exchanged for an aggregate of 158,134 newly issued shares of our Series B Convertible Preferred Stock.

         All of the foregoing transactions were authorized by the disinterested directors of IFFC.

                                     PART IV

ITEM 13.      EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)      Exhibits:


    EXHIBIT                             DESCRIPTION
    -------                             -----------

      3.1 Articles of Incorporation, as amended (Incorporated by reference to the Exhibit 3.1 filed with the Form 10-KSB for the year ended December 31, 1994)

      3.2 Bylaws (Incorporated by reference to the Exhibit 3.2 filed with the Registration Statement on Form S-1 (File No. 33-46784))

      3.3       Amendment to Amended and Restated Articles of Incorporation

      4.1 Specimen Common Stock Certificate (Incorporated by reference to the Exhibit 3.3 filed with the Registration Statement on Form S-1 (File No. 33-46784))

     4.3 Form of Indenture relating to 9% Convertible Subordinated Debentures Due 2007 (including form of Debenture) (Incorporated by reference to the Exhibit 4.3 filed with our Registration Statement on Form S-1 (File No. 33-55284))

      4.5 Warrant Agreement, dated January 14, 1994, between IFFC and Continental Stock Transfer & Trust Company, including form of Warrants (Incorporated by reference to Exhibit 4.5 of the same number filed with the Form 10-KSB for the year ended December 31, 1993)

     4.6 Unit Certificate (Incorporated by reference to Exhibit 4.6 of the same number filed with the Form 10-KSB for the year ended December 31, 1993)

     4.7 Series A 6% Convertible Preferred Stock Certificates (Incorporated by reference to Exhibit 4.7 filed with the Form 10-KSB for the year ended December 31, 1994)

     10.1*      1993 Stock Option Plan (Incorporated by reference to the Exhibit
                10.4 filed with our Registration Statement on Form S-1 (File No. 33-46784))

     10.2* 1993 Directors Stock Option Plan (Incorporated by reference to the Exhibit 10.5 filed with our Registration Statement on Form S-1 (File No. 33-46784))

     10.3 Product Distribution Agreement, dated September 21, 1994, between IFFC and Logistic and Distribution Systems Sp.zo.o ( Incorporated by reference to the Exhibit 10.2 filed with the Form 10-QSB for the quarter ended March 31, 1995)

     10.4* Form of Indemnification Agreement between IFFC and each of IFFC's Directors and Executive Officers (Incorporated by reference to the Exhibit 10.9 filed with our Registration Statement on Form S-1 (File No. 33-46784))

     10.5 Agreement to Assign Litigation Proceeds, dated as of January 25, 1996, among IFFC, IFFP and Funding, with exhibits including the Escrow Indemnity Agreement among IFFC, IFFP, Funding and Escrow Agent (Incorporated by reference to the Exhibit 10.1 filed with the Form 8-K dated January 30, 1996)

    EXHIBIT                             DESCRIPTION
    -------                             -----------

     10.6 Amendment, dated August 31, 1995, to credit facility, dated January 28, 1993, between IFFP and AmerBank (Incorporated by reference the Exhibit 10.11 filed with the Form 10-KSB for the year ended December 31, 1995)

     10.7 Credit Facility, dated February 1, 1996, between IFFP and AmerBank (Incorporated by reference the Exhibit 10.20 filed with the Form 10-KSB for the year ended December 31, 1995)

     10.8 Credit Facility, dated February 12, 1993, between IFFC and AmerBank in Poland S.A. (Incorporated by reference to Exhibit
                10.23 filed with the Form 10-KSB for the fiscal year ended December 31, 1992)

     10.9 Credit Facility, dated January 28, 1993, between IFFC and AmerBank in Poland S.A. (Incorporated by reference to Exhibit
                10.24 filed with the Form 10-KSB for the fiscal year ended December 31, 1992)

     10.10* Stock Option Agreement, dated as of May 21, 1992, between IFFC and Mitchell Rubinson (Incorporated by reference to Exhibit
                10.39 of the same number filed with the Form 10-KSB for the year ended December 31, 1993)

     10.11* Stock Option Agreement, dated as of February 1, 1993, between IFFC and Mitchell Rubinson (Incorporated by reference to Exhibit
                10.41 of the same number filed with the Form 10-KSB for the year ended December 31, 1993)

     10.12 Management Agreement, dated January 1, 1995, between IFFC and IFFP (Incorporated by reference to Exhibit 10.46 filed with the Form 10-KSB for the year ended December 31, 1994)

     10.13 Credit Facility, dated February 23, 1994, between IFFC and American Bank in Poland, S.A. (Incorporated by reference to
                Exhibit 10.49 filed with the Form 10-KSB for the year ended December 31, 1994)

     10.14 Restaurant Development Agreement dated March 14, 1997 between IFFC and BKC (Incorporated by reference to Exhibit 99.1 filed with the Form 8-K dated March 14, 1997)

     10.15 Franchise Agreement dated March 14, 1997 between IFFC and BKC (Incorporated by reference to Exhibit 99.2 filed with the Form 8-K dated March 14, 1997)

     10.16 Amendment to Agreement to Assign Litigation Proceeds, dated as of July 3, 1996, among IFFC, IFFP and Litigation Funding (Incorporated by reference to Exhibit 10.1 filed with the Form 8-K dated July 3, 1996)

     10.17 Agreement to Assign Litigation Proceeds, dated as of September 11, 1996, among IFFC and IFFP (14)

     10.18 Promissory Note dated March 11, 1997 by International Fast Food Corporation to Litigation Funding, Inc. (Incorporated by reference to Exhibit 10.1 filed with the Form 10-QSB for the quarter ended March 31, 1997)

     10.19 Second Amendment to Agreement to Assign Litigation Proceeds dated March 13, 1997 between International Fast Food Corporation, International Fast Food Polska Sp.zo.o and Litigation Funding, Inc. (Incorporated by reference to Exhibit
                10.2 filed with the Form 10-QSB for the quarter ended March 31,
                1997)

    EXHIBIT                             DESCRIPTION
    -------                             -----------

     10.20 Agreement dated May 9, 1997, between Litigation Funding, Inc., International Fast Food Corporation and International Fast Food Polska Sp.zo.o. (Incorporated by reference to Exhibit 10.3 filed with the Form 10-QSB for the quarter ended March 31, 1997)

     10.21      Indenture dated November 5, 1997 (Incorporated by reference to
                Exhibit 10.01 filed with the Form 10-QSB for the quarter ended September 30, 1997)

     10.22 Securities Purchase Agreement dated November 5,1997 (Incorporated by reference to Exhibit 10.02 filed with the Form 10-QSB for the quarter ended September 30, 1997)

     10.23 Registration Rights Agreement dated November 5, 1997 (Incorporated by reference to Exhibit 10.03 filed with the Form 10-QSB for the quarter ended September 30, 1997)

     10.24 Voting and Disposition Agreement dated November 5, 1997 (Incorporated by reference to Exhibit 10.04 filed with the Form 10-QSB for the quarter ended September 30, 1997)

     10.25 Amendment to Restaurant Development Agreement dated as of February 24, 1999 by and among Burger King Corporation and IFFC (Incorporated by reference to Exhibit 10.75 filed with the Form 10-KSB for the year ended December 31, 1998)

     10.26 Reimbursement Agreement dated as of February 24, 1999 by and among IFFC, IFFP and Burger King Corporation (Incorporated by reference to Exhibit 10.76 filed with the Form 10-KSB for the year ended December 31, 1998)

     10.27 Agreement for the Transfer of Title to Shares By Way of Security dated as of February 24, 1999 by and between IFFC, IFFP and Burger King Corporation (Incorporated by reference to Exhibit
                10.77 filed with the Form 10-KSB for the year ended December 31,
                1998)

     10.28 General Release dated as of February 24, 1999 by and among Burger King Corporation, IFFC, IFFP and Mitchell Rubinson (Incorporated by reference to Exhibit 10.78 filed with the Form 10-KSB for the year ended December 31, 1998)

     10.29 Purchase Agreement dated as of February 24, 1999 by and among IFFC, IFFP, Mitchell Rubinson and Burger King Corporation (Incorporated by reference to Exhibit 10.79 filed with the Form 10-KSB for the year ended December 31, 1998)

     10.30 Credit Agreement dated February 24, 1999, as amended, between IFFP and Citibank (Poland) S.A. (Incorporated by reference to
                Exhibit 10.80 filed with the Form 10-KSB for the year ended December 31, 1998)

     10.31 Addendum dated March 17, 1999, by and among Burger King Corporation, IFFC, IFFP and Mitchell Rubinson (Incorporated by reference to Exhibit 10.81 filed with the Form 10-KSB for the year ended December 31, 1998)

     10.32 Letter Agreement dated March 18, 1999 between IFFC and Host Marriott Services Corporation (Incorporated by reference to
                Exhibit 10.82 filed with the Form 10-KSB for the year ended December 31, 1998)

     10.33* Employment Agreement dated October 4, 1999 between IFFC and James F. Martin (Incorporated by reference to Exhibit 10.1 filed with the Form 10-QSB for the quarter ended September 30, 1999)

    EXHIBIT                             DESCRIPTION
    -------                             -----------

     10.34 Amendment to Restaurant Development Agreement dated as of October 21, 1999 by and among Burger King Corporation, IFFC and IFFP (Incorporated by reference to Exhibit 10.2 filed with the Form 10-QSB for the quarter ended September 30, 1999)

     10.35 Amended and Restated Reimbursement Agreement dated as of October 21, 1999 by and among IFFC, IFFP and Burger King (Incorporated by reference to Exhibit 10.3 filed with the Form 10-QSB for the quarter ended September 30, 1999)

     10.36 Amended and Restated Agreement for the Transfer of Title to Shares by way of security dated as of October 21, 1999 by and between IFFC, IFFP and Burger King Corporation (Incorporated by reference to Exhibit 10.4 filed with the Form 10-QSB for the quarter ended September 30, 1999)

     10.37 General Release dated as of October 21, 1999 by and among Burger King Corporation, IFFC, IFFP and Mitchell Rubinson (Incorporated by reference to Exhibit 10.5 filed with the Form 10-QSB for the quarter ended September 30, 1999)

     10.38 Amended and Restated Purchase Agreement dated as of October 21, 1999 by and among IFFC, Mitchell Rubinson, IFFP and Burger King Corporation (Incorporated by reference to Exhibit 10.6 filed with the Form 10-QSB for the quarter ended September 30, 1999)

     10.39 Guarantee of Future Advances Agreement dated as of October 21, 1999 by and among IFFC, Mitchell Rubinson, IFFP and Burger King Corporation (Incorporated by reference to Exhibit 10.7 filed with the Form 10-QSB for the quarter ended September 30, 1999)

     10.40 Deferred Payment Agreement dated as of October 21, 1999 by and among IFFC, IFFP and Burger King Corporation (Incorporated by reference to Exhibit 10.8 filed with the Form 10-QSB for the quarter ended September 30, 1999)

     10.41 Warrant to Subscribe for and purchase 4,000,000 shares of Common Stock issued to Burger King Corporation (Incorporated by reference to Exhibit 10.9 filed with the Form 10-QSB for the quarter ended September 30, 1999)

     10.42 Guaranty dated as of October 21, 1999 by and between Mitchell Rubinson and Burger King Corporation (Incorporated by reference to Exhibit 10.10 filed with the Form 10-QSB for the quarter ended September 30, 1999)

     10.43 Security and Pledge Agreement dated as of October 21, 1999 by and between Mitchell Rubinson and Burger King Corporation (Incorporated by reference to Exhibit 10.11 filed with the Form 10-QSB for the quarter ended September 30, 1999)

     10.44 Reimbursement and Fee Agreement dated as of October 14, 1999 by and among IFFC and Mitchell Rubinson (Incorporated by reference to Exhibit 10.12 filed with the Form 10-QSB for the quarter ended September 30, 1999)

     10.45* Employment Agreement dated January 1, 2000 between IFFC and Mitchell Rubinson

     14.1 Trademark Protection Certificate No. 74441; Trademark [logo] Burger King; Owner: BKC (Incorporated by reference to Exhibit
                14.1 filed with the Form 10-KSB for the year ended December 31,
                1994)

    EXHIBIT                             DESCRIPTION
    -------                             -----------

     14.2 Trademark Protection Certificate No. 74442; Trademark [word] Whopper; Owner: BKC (Incorporated by reference to Exhibit 14.2 filed with the Form 10-KSB for the year ended December 31, 1994)

     14.3 Trademark Protection Certificate No. 74443; Trademark [words] Burger King; Owner: KC (Incorporated by reference to Exhibit
                14.3 filed with the Form 10-KSB for the year ended December 31,
                1994)

     21.1       Subsidiaries of IFFC

     27.1**     Financial Data Schedule

-------------
*        These exhibits are management contracts or compensatory plans or arrangements.
**       Filed electronically only.

(b)      Reports on Form 8-K:  None

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                INTERNATIONAL FAST FOOD CORPORATION


DATE: April 12 , 2000           BY: /S/ MITCHELL RUBINSON
                                ------------------------------------------------
                                    Mitchell Rubinson, Chairman of the Board,
                                    Chief Executive Officer and President
                                    [Principal Executive Officer]

DATE: April 12, 2000            BY: /S/ JAMES F. MARTIN
                                ------------------------------------------------
                                    James F. Martin, President, Chief Financial
                                    Officer and Treasurer [Principal Financial
                                    Officer and Principal
                                    Accounting Officer]

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


DATE:      April 12, 2000                   /S/ MITCHELL RUBINSON
                                            ------------------------------------
                                            Mitchell Rubinson, Director


DATE:      April 12, 2000                   /S/ JAMES F. MARTIN
                                            ------------------------------------
                                            James F. Martin, Director


DATE:      April 12, 2000                   /S/ LARRY H. SCHATZ
                                            ------------------------------------
                                            Larry H. Schatz, Director

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----
Report of Independent Certified Public Accountants .......................   F-2
Consolidated Balance Sheets as of December 31, 1999 and 1998 .............   F-3
Consolidated Statements of Operations for the Years Ended
     December 31, 1999 and 1998 ..........................................   F-4
Consolidated Statements of Shareholders' Equity (Deficit)
     for the Years Ended December 31, 1999 and 1998 ......................   F-5
Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1999 and 1998 ..........................................   F-6
Notes to Consolidated Financial Statements ...............................   F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of International Fast Food Corporation:

We have audited the accompanying consolidated balance sheets of International Fast Food Corporation (a Florida Corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Fast Food Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.









/S/ ARTHUR ANDERSEN LLP
-----------------------

Miami, Florida
    March 29, 2000.



              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                     ASSETS
                                                                              DECEMBER 31,    DECEMBER 31,
                                                                                  1999            1998
                                                                              ------------    ------------
CURRENT ASSETS:
     Cash and cash equivalents ............................................   $    383,531    $  4,013,371
     Restricted cash and certificates of deposit ..........................        999,990         999,990
     Receivables ..........................................................        246,077       1,573,480
     Inventories ..........................................................        795,906         842,867
     Prepaid expenses and other ...........................................        147,009       1,150,700
                                                                              ------------    ------------
         Total Current Assets .............................................      2,572,513       8,580,408
Furniture, Equipment, Buildings and Leasehold Improvements, net ...........     18,957,883      17,137,181
Deferred Debt Issuance Costs, net .........................................      2,931,015       2,659,205
Other Assets, net of accumulated amortization of $443,033 and $284,532,
   respectively ...........................................................      1,132,548         991,461
Burger King Development Rights, net of accumulated amortization of
   $74,324 and $189,189, respectively .....................................        175,676         810,811
Domino's Development Rights, net of accumulated amortization of $77,710
   and $46,626, respectively ..............................................        111,393         142,477
Costs in excess of net assets acquired, net of accumulated amortization ...           --         1,525,260
                                                                              ------------    ------------
   of $19,307 in 1998
         Total Assets .....................................................   $ 25,881,028    $ 31,846,803
                                                                              ============    ============
                     LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Accounts payable .....................................................   $  2,658,055    $  3,889,528
     Accrued interest payable .............................................         56,137          87,077
     Other accrued expenses ...............................................      1,960,956       1,176,019
     Current portion of bank credit facilities ............................      1,615,685       1,512,260
                                                                              ------------    ------------
         Total Current Liabilities ........................................      6,290,833       6,664,884
11% Convertible Senior Subordinated Discount  Notes due October 31, 2007 ..      8,818,532      22,645,202
Bank Credit Facilities ....................................................      8,176,950       1,892,362
9% Subordinated Convertible Debentures, due December 15, 2007 .............      2,756,000       2,756,000
                                                                              ------------    ------------
         Total Liabilities ................................................     26,042,315      33,958,448
                                                                              ------------    ------------
Other Liabilities .........................................................        250,000       1,000,000
                                                                              ------------    ------------
COMMITMENTS AND CONTINGENCIES (NOTES 2, 13 AND 14) SHAREHOLDERS' DEFICIT:
     Series A Convertible Preferred Stock, $.01 par value, 2,000,000 shares authorized; 32,985 shares issued and outstanding
       (liquidation preference of $3,298,500) .............................            330             330
     Series B Convertible Preferred Stock, $.01 par value, 400,000 shares authorized; 158,134 shares and no shares issued and
       outstanding, respectively (liquidation preference of $15,813,400) ..          1,581            --
     Common Stock, $.01 par value, 200,000,000 shares authorized;
       45,497,655 and 44,901,587 shares issued and outstanding, ...........        454,977         449,016
       respectively
     Additional paid-in capital ...........................................     34,506,099      17,888,248
     Accumulated deficit ..................................................    (35,374,274)    (21,449,239)
                                                                              ------------    ------------
         Total Shareholders' Deficit ......................................       (411,287)     (3,111,645)
                                                                              ------------    ------------
         Total Liabilities and Shareholders' Deficit ......................   $ 25,881,028    $ 31,846,803
                                                                              ============    ============

                             SEE ACCOMPANYING NOTES



              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                         YEARS ENDED DECEMBER 31,
                                                                      ----------------------------
                                                                         1999               1998
                                                                      ------------    ------------
REVENUE ...........................................................   $ 15,098,313    $  8,426,104

FOOD AND PACKAGING COSTS ..........................................      5,560,064       3,347,477
                                                                      ------------    ------------

GROSS PROFIT ......................................................      9,538,249       5,078,627
                                                                      ------------    ------------

OPERATING EXPENSES:
    Payroll and related costs .....................................      3,181,693       1,608,283
    Occupancy and other operating expenses ........................      6,161,870       2,963,262
    Pre-opening expenses ..........................................        605,522            --
    Depreciation and amortization .................................      3,115,531       1,508,520
    Asset impairment charges ......................................      2,511,310            --
                                                                      ------------    ------------
         Total operating expenses .................................     15,575,926       6,080,065
                                                                      ------------    ------------
Loss from operations before general and administrative expenses ...     (6,037,677)     (1,001,438)
GENERAL AND ADMINISTRATIVE EXPENSES ...............................      4,833,854       3,326,997
                                                                      ------------    ------------
Loss from operations ..............................................    (10,871,531)     (4,328,435)
                                                                      ------------    ------------

OTHER INCOME (EXPENSE):
    Interest and other income, net ................................        686,256         888,232
    Interest expense, including amortization of debt issuance costs     (2,882,221)     (2,672,314)
    Foreign currency exchange gain/(loss) .........................        (41,810)        124,903
                                                                      ------------    ------------
         Total other expense ......................................     (2,237,775)     (1,659,179)
                                                                      ------------    ------------
Loss before minority interest .....................................    (13,109,306)     (5,987,614)
                                                                      ------------    ------------
Minority interest in losses of consolidated subsidiary ............           --           115,478
                                                                      ------------    ------------
Loss before cumulative effect of accounting change ................    (13,109,306)     (5,872,136)
                                                                      ------------    ------------
Cumulative effect of accounting change (Note 2) ...................       (620,000)          --
                                                                      ------------    ------------
NET LOSS ..........................................................   $(13,729,306)   $ (5,872,136)
                                                                      ============    ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
    Loss before cumulative effect of accounting change ............   $       (.30)   $       (.14)
                                                                      ============    ============
    Cumulative effect of accounting change ........................           (.01)           --
                                                                      ============    ============
    Net loss ......................................................   $       (.31)   $       (.14)
                                                                      ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ..............     45,198,921      44,727,685
                                                                      ============    ============



                             SEE ACCOMPANYING NOTES



              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                                                                         TOTAL
                                                                                       ADDITIONAL                    SHAREHOLDERS'
                                         PREFERRED STOCK           COMMON STOCK          PAID-IN    ACCUMULATED          EQUITY
                                       SHARES       AMOUNT      SHARES       AMOUNT      CAPITAL      DEFICIT          (DEFICIT)


BALANCE, DECEMBER 31, 1997 ......     33,450    $   334    44,641,247   $446,413   $ 17,691,542    $(15,377,798)     $  2,760,491
Conversion of preferred stock ...       (465)        (4)       15,500        155           (151)           --                --
Issuance of common stock in
  payment of dividends on Series
  A Convertible Preferred Stock .       --         --         244,840      2,448        196,857        (199,305)             --
Net loss ........................       --         --            --         --             --        (5,872,136)       (5,872,136)
                                     -------    -------    ----------   --------   ------------    ------------      ------------
BALANCE, DECEMBER 31, 1998 ......     32,985        330    44,901,587    449,016     17,888,248     (21,449,239)       (3,111,645)
Issuance of common stock to 11%
  Noteholders ...................       --         --         204,585      2,046        112,522            --             114,568
Issuance of common stock in
  payment of dividends on Series
  A Convertible Preferred Stock .       --         --         365,650      3,657        192,072        (195,729)             --
Issuance of Series B Convertible
  Preferred Stock in exchange for
  $17,900,000 face amount of 11%
  notes .........................    158,134      1,581          --         --       14,281,871            --          14,283,452
Issuance of warrants ............       --         --            --         --        2,024,378            --           2,024,378
Exercise of warrants ............       --         --          25,833        258          7,008            --               7,266
Net loss ........................       --         --            --         --             --       (13,729,306)      (13,729,306)
                                     -------    -------    ----------   --------   ------------    ------------      ------------
BALANCE, DECEMBER 31, 1999 ......    191,119    $ 1,911    45,497,655   $454,977   $ 34,506,099    $(35,374,274)     $   (411,287)
                                     =======    =======    ==========   ========   ============    ============      ============



                             SEE ACCOMPANYING NOTES



              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS






                                                                                     YEARS ENDED DECEMBER 31,
                                                                                  ----------------------------
                                                                                       1999            1998
                                                                                  ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...................................................................   $(13,729,306)    $(5,872,136)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Cumulative effect of change in accounting principle ......................        620,000            --
     Amortization and depreciation of furniture, equipment,
       buildings, .............................................................      3,144,401       1,702,444
       leasehold improvements and development rights
     Accretion of debt discount and amortization of issuance costs ............        677,012       2,383,556
     Write off of deferred issuance costs of 11% Convertible
       Senior Subordinated Discount Notes .....................................      1,532,338            --
     Minority interest in losses of subsidiary ................................           --          (115,478)
     Other operating items ....................................................        118,794         (24,620)
     Asset impairment charges .................................................      2,511,310            --
   Changes in operating assets and liabilities, net of acquisition of business:
     Receivables ..............................................................      1,327,403      (1,471,952)
     Inventories ..............................................................         46,961        (470,268)
     Prepaid expenses and other ...............................................        383,691      (1,019,989)
     Accounts payable and accrued expenses ....................................       (477,476)      3,695,580
                                                                                   ------------     -----------
   Net cash used in operating activities ......................................     (3,844,872)     (1,192,863)
                                                                                   ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for furniture, equipment, buildings and leasehold
     improvements .............................................................     (5,679,378)    (12,875,611)
   Payments for franchise fees and other assets ...............................       (382,075)       (415,754)
   Purchase of minority interest in subsidiary ................................          --         (1,544,385)
                                                                                  ------------     -----------
   Net cash used in investing activities ......................................     (6,061,453)    (14,835,750)
                                                                                  ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of bank credit facilities .......................................       (528,984)       (384,889)
   Borrowings under bank credit facilities ....................................      6,916,997       1,809,516
   Proceeds from exercise of warrants .........................................          7,266            --
   Payment of registration costs
                                                                                          --           (30,455)
                                                                                  ------------     -----------
   Net cash provided by financing activities ..................................      6,395,279       1,394,172
                                                                                  ------------     -----------
   EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ...............       (118,794)          5,477
                                                                                  ------------     -----------
   DECREASE IN CASH AND CASH EQUIVALENTS ......................................     (3,629,840)    (14,628,964)
   BEGINNING CASH AND CASH EQUIVALENTS ........................................      4,013,371      18,642,335
                                                                                  ------------     -----------
   ENDING CASH AND CASH EQUIVALENTS ...........................................   $    383,531    $  4,013,371
                                                                                  ============    ============
   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest (net of capitalized interest of $94,038 and
       $142,658 in 1999 and 1998, respectively) ...............................   $    739,688    $    405,258
                                                                                  ============    ============

                                   (CONTINUED)

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)





SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

YEAR ENDED DECEMBER 31, 1999:

         Issuance of 204,585 shares of common stock with a face value of $114,568 to holders of 11% Convertible Senior Subordinated Discount Notes in exchange for waiver on bank debt.

         Issuance of 365,650 shares of common stock in payment of $195,729 of dividends on Series A Convertible Preferred Stock.

         Issuance of 158,134 shares of Series B Convertible Preferred Stock in exchange for $14,283,452 in 11% Convertible Senior Subordinated Discount Notes.

         Issuance of 4,000,000 warrants with a fair value of $2,024,378 in exchange for Burger King Corporation guarantee of the Citibank (Poland) S.A. line of credit.

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




                             SEE ACCOMPANYING NOTES

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION:

         International Fast Food Corporation (the "Company" or "IFFC") was organized for the purpose of developing and operating franchised Burger King restaurants in the Republic of Poland. IFFC was incorporated in the State of Florida in 1991.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BASIS OF PRESENTATION -- The accompanying consolidated financial statements include the accounts of the Company and its Polish subsidiary, International Fast Food Polska, Sp.zo.o. ("IFFP"), a limited liability corporation, and IFFP's three wholly-owned Polish limited liability corporations. Additionally, the consolidated financial statements include the accounts of the Company's two wholly-owned Polish limited liability corporations, Krolewska Pizza, Sp.zo.o. ("KP") and Pizza King Polska, Sp.zo.o. ("PKP"). All significant intercompany transactions and balances have been eliminated in consolidation.

         IFFC's restaurant and store operations are conducted in Poland. The Polish economy has historically been characterized by high rates of inflation and devaluation of the Polish zloty against the dollar and European currencies. For the years ended December 31, 1995, 1996, 1997, 1998 and 1999 the annual inflation rate in Poland was 21.6%, 19.5%, 13.0%, 8.6% and 7.3%, respectively. Payment of interest and principal on the 9% Subordinated Convertible Debentures, 11% Convertible Senior Subordinated Discount Notes and payment of franchise fees to Burger King Corporation ("BKC") and Domino's Pizza International ("Domino's") for each restaurant and store opened are in United States currency. Additionally, IFFC is dependent on certain sources of supply which require payment in European or United States currencies. Because IFFC's operating revenues are in zlotys, IFFC is subject to the risk of currency fluctuations. IFFC has and intends to maintain substantially all of its unutilized funds in United States or Western European currency denominated securities and/or European Currency Units. There can be no assurance that IFFC will successfully manage its exposure to currency fluctuations or that such fluctuations will not have a material adverse effect on IFFC.

         LIQUIDITY AND PLAN OF OPERATIONS -- As of December 31, 1999, IFFC had negative working capital of $3,718,320 and cash and cash equivalents of $383,531. As described in Note 13, the Company has significant commitments to develop restaurants in accordance with the BKC Development Agreement and the New Master Franchise Agreement with Domino's. The Company has sustained losses from operations since its incorporation in December 1991. For the years ended December 31, 1999 and 1998, the Company reported net losses of $13,729,306 and $5,872,136, respectively. At December 31, 1999, the Company had an accumulated deficit of $35,374,274 and shareholders' deficit of $411,287. These factors raise substantial doubt about the Company's ability to continue as a going concern. The following paragraph sets forth management's plans with respect to addressing the foregoing factors:

         Management believes that cash flows from currently existing stores, when combined with existing financial resources and drawings on the Company's $10,000,000 line of credit secured by BKC (see Note 6), on which the Company has $2,000,000 of borrowing availability as of March 24, 2000, will be sufficient to fund operations through at least April 30, 2000. However, no assurance can be given that management's plans will be achieved. Further, no assurance can be given that the cash flows from existing and new stores will be sufficient to fund operations through April 30, 2000. Management is seeking to obtain additional equity or debt financing to fund operating losses and its commitment to develop new Burger King restaurants and Domino's Pizza stores. No assurance can be given that such financing will be obtained or that it can be obtained on favorable terms. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

         FURNITURE, EQUIPMENT, BUILDINGS AND LEASEHOLD IMPROVEMENTS -- Furniture, equipment, buildings and leasehold improvements are stated at cost. Maintenance and repairs are charged to expense, when incurred. Leasehold improvements, additions, major renewals and betterments are capitalized. Furniture and equipment is being depreciated over periods ranging from three to five years on a straight-line basis. Buildings and leasehold improvements are amortized over the shorter of their expected useful lives or the respective lease term. When items are sold, or otherwise disposed of, the related costs and accumulated amortization or depreciation are removed from the accounts and any resulting gains or losses are recognized. In connection with the development of new restaurants, the Company has capitalized certain development costs. These costs include direct and indirect costs of the projects that are incremental to normal operations and specifically identifiable to the related projects. The amount of such costs included in the accompanying consolidated balance sheets are approximately $283,000 and $434,000 as of December 31, 1999 and 1998, respectively. In addition, the Company capitalizes interest incurred to finance construction of the Company's stores. Capitalized interest was $94,038 and $142,658 in 1999 and 1998, respectively.

         ACQUISITION COSTS OF DEVELOPMENT RIGHTS -- All costs associated with the acquisition of Burger King and Domino's Development Rights were capitalized. The cost of these rights is being amortized over the term of the respective agreements.

         DEFERRED CHARGES AND OTHER ASSETS -- Software costs are amortized on a straight-line basis over five years. Franchise fees are amortized over the primary term of each agreement ranging from five to twenty years. Debt issuance costs related to the issuance of the 9% Subordinated Convertible Debentures due December 15, 2007 and the 11% Convertible Senior Subordinated Discount Notes due October 31, 2007, have been capitalized and are amortized using the effective interest method over the life of the related debt.

         COST IN EXCESS OF NET ASSETS ACQUIRED - Cost in excess of net assets acquired principally represents the excess of cost over the fair value of the net assets of IFFP, which were acquired for approximately $1.5 million, with the purchase of the remaining interest of IFFP's minority shareholder, Agros Investments, S.A., in September 1998. These costs were written off in 1999. See
Note 16 for discussion of asset impairment charges.

         LONG-LIVED ASSETS -- The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. See Note 16 for discussion of asset impairment charges.

         TRANSLATION OF FOREIGN CURRENCIES -- The official currency of Poland is the Zloty. The value of the Zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. At December 31, 1999 and 1998, the exchange rate was 4.1483 and 3.494 zlotys per dollar, respectively. The accounts of IFFC's Polish subsidiaries are maintained in Zlotys and are remeasured into U.S. dollars, the functional currency, at the end of each reporting period. Monetary assets and liabilities are remeasured using current exchange rates. Non-monetary assets, liabilities and related expenses, primarily furniture, equipment, buildings and leasehold improvements and related depreciation and amortization, are remeasured using historical exchange rates. Income and expense accounts, excluding depreciation and amortization, are remeasured using an annual weighted average exchange rate. Transaction gains and losses that arise from exchange rate fluctuations in transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash and cash equivalents, receivables, accounts payable, and bank credit facilities payable approximate fair value because of the short-term nature of these items. The fair value of the Company's 9% Subordinated Convertible Debentures and 11% Convertible Senior Subordinated Discount Notes are not readily determinable at December 31, 1999, due to the lack of trading activity. However, management believes that the carrying value approximates fair value using valuation assumptions that would apply to similar debt instruments issued by companies with similar risks.

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

         REVENUE RECOGNITION - Restaurant sales are recognized at time of sale with delivery of product to the customer.

         COMPREHENSIVE INCOME - Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. The Company had no items of other comprehensive income for the years ended December 31, 1999 and 1998. Therefore, comprehensive income is equal to net income for the periods presented.

         NET LOSS PER COMMON SHARE -- The net loss per common share in the accompanying consolidated Statements of Operations has been computed based upon the provisions of SFAS No. 128, "Earnings per Share". The basic and diluted net loss per common share in the accompanying consolidated statements of operations is based upon the net loss after preferred dividend requirements of $195,729 and $199,305 in 1999 and 1998, respectively, divided by the weighted average number of shares outstanding during each period. Diluted per share data is the same as basic per share data since the inclusion of all potentially dilutive common shares that would be issuable upon the exercise of options and warrants and the assumed conversion of convertible debt and preferred stock would be anti-dilutive.

         The following options to purchase shares of common stock were outstanding at the end of each year, but were not included in the computation of diluted loss per share because the effect would be anti-dilutive:


                                                       1999              1998
                                                       ----              ----
Options outstanding.......................           1,670,000        1,020,000
Weighted average exercise prices..........          $     0.58      $      0.52

         Additionally, the effect of approximately 43,149,000 shares of common stock issuable upon the exercise of warrants, the conversion of the 11% Senior Subordinated Discount Notes and 9% Subordinated Convertible Debentures, and the conversion of the Series A and B Convertible Preferred Stock have been excluded from the calculation of diluted loss per share because the effect would be antidilutive.

         ESTIMATES -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         ADVERTISING AND PROMOTION EXPENSES -- Production costs of future media advertising are deferred until the advertising occurs. All other advertising and promotion costs are expensed when incurred. Advertising expense for the years ended December 31, 1999 and 1998 was approximately $2,277,000 and $719,000, respectively. As of December 31, 1999 and 1998, the Company had no deferred advertising costs.

         STORE PRE-OPENING EXPENSES - Prior to January 1, 1999, the Company capitalized pre-opening costs associated with opening new restaurants. Upon commencement of revenue producing activities at a restaurant location, these capitalized pre-opening costs were amortized over one year. In April 1998, the Accounting Standards Executive Committee of the American Institute of Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start-up activities to be expensed as incurred. The Company adopted SOP 98-5 on January 1, 1999. Upon adoption, the Company expensed previously capitalized start-up costs totaling $620,000 at January 1, 1999. In accordance with SOP 98-5, adoption has been reported as a cumulative effect of change in accounting principle in the accompanying consolidated statement of operations for the year ended December 31, 1999. Pre-opening costs of $605,522 incurred subsequent to December 31, 1998 have been charged directly to expense.

         ACCOUNTING FOR STOCK-BASED COMPENSATION - As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has made the pro forma disclosures required by SFAS No. 123 for each of the two years ended December 31, 1999.

         RECENTLY ISSUED ACCOUNTING STANDARD -- In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". SFAS No. 137 defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company will adopt SFAS No. 133 as required for its first quarterly filing of fiscal year 2001. The Company believes the adoption of this Statement will not have a material effect on its results of operations and financial position.

         RECLASSIFICATION OF PRIOR YEAR AMOUNTS -- Certain amounts in the December 31, 1998 financial statements have been reclassified to conform to the current year presentation.

3.       RESTRICTED CASH:

         At December 31, 1999 and 1998, the Company had $999,990 in certificates of deposit which represents collateral for an outstanding line of credit.

4.       FURNITURE, EQUIPMENT, BUILDINGS AND LEASEHOLD IMPROVEMENTS:

         Furniture, equipment, buildings and leasehold improvements are comprised of the following at December 31, 1999 and 1998:



                                                                   1999            1998
                                                                   ----            ----
Vehicles...................................................       $699,065   $     614,119
Office furniture and equipment.............................        711,963         604,841
Restaurant equipment.......................................     11,754,410      12,469,826
Buildings and leasehold improvements.......................     13,341,940       8,346,745
Add: capitalized interest..................................        236,696         142,658
                                                               -----------    ------------
                                                                26,744,074      22,178,189
Less: accumulated depreciation and amortization............     (7,786,191)     (5,041,008)
                                                                -----------    ------------
  Total....................................................    $18,957,883     $17,137,181
                                                               ===========     ===========
Depreciation expense.......................................   $  2,871,205    $  1,430,340
                                                              ============    ============

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       DEFERRED DEBT COSTS AND OTHER ASSETS:



         Deferred debt costs are comprised of the following at December 31, 1999 and 1998:
                                                                                          1999             1998
                                                                                          ----             ----
Deferred issuance costs on 11% Convertible Senior
     Subordinated Discount Notes ...........................................             $986,035   $ 2,518,373

Deferred Debenture Issuance Costs on 9% Subordinated
  Convertible Debenture.....................................................              432,325       432,325

Deferred costs related to Citibank (Poland) S.A.
  $10 million line of credit ...............................................            2,024,378            --
                                                                                      ------------   ----------
                                                                                        3,442,738     2,950,698
Less: accumulated amortization..............................................             (511,723)     (291,493)
                                                                                      ------------   ----------
  Total.....................................................................           $2,931,015    $2,659,205
                                                                                       ==========    ==========

Amortization included in Interest Expense...................................           $  220,230  $     93,034
                                                                                       ==========  ============


      Other assets are comprised of the following at December 31, 1999 and 1998:


                                                                                          1999             1998
                                                                                          ----             ----
Franchise fees..............................................................             $915,761     $ 662,714
Deferred lease costs........................................................              433,775       459,664
Software and other intangibles..............................................              226,045       153,615
                                                                                       ----------    ----------
                                                                                        1,575,581     1,275,993
Less: accumulated amortization..............................................             (443,033)     (284,532)
                                                                                      ------------   -----------
  Total.....................................................................           $1,132,548     $ 991,461
                                                                                       ==========     =========

Amortization expense........................................................           $  279,750     $ 113,603

                                                                                       ==========     =========

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       BANK CREDIT FACILITIES:

         Bank credit facilities are comprised of the following at December 31, 1999 and 1998:


                                                                                            1999           1998
                                                                                            ----           ----
 AmerBank  in  Poland,   S.A.,   PKP  overdraft   credit  line,   variable  rate
   approximately equal to prime, expires June 1, 2000............................            $689    $    25,288
 AmerBank  in  Poland,   S.A.,  IFFP  overdraft   credit  line,   variable  rate
   approximately equal to prime, expires April 1, 2000...........................              --            386
 AmerBank, IFFP line of credit of $950,000 payable in twenty-nine installments of $32,000 commencing on March 31, 1998 interest payable monthly at 2.75%
   above LIBOR, $22,000 due at maturity on August 12,
   2000....................... ..................................................         246,000        630,000
 AmerBank IFFP revolving credit facility of $1,500,000, interest is payable monthly at 2.50% above LIBOR, and principal is payable in thirty-five monthly installments of $41,666 starting in June 2000 with a final payment
   of $41,690 due at maturity on May 18, 2003....................................       1,500,000      1,500,000
 Totalbank IFFC line of credit of $999,000, interest at 6.5% payable quarterly, collateralized by certificates of deposit in the amount of $999,990 maturing
   in August 2000................................................................         999,000        982,586
 Citibank (Poland) S.A. line of credit of $10,000,000 payable in December 2002...
                                                                                        6,900,583              --
 AmerBank, PKP line of credit of $300,000 payable in ten quarterly installments of $30,000 commencing on December 26, 1998, interest payable monthly at 3
   1/8% above LIBOR, due at maturity on March 26, 2001...........................         146,363        266,362
                                                                                       ----------    -----------
 Total bank credit facilities....................................................       9,792,635      3,404,622
 Less: current maturities........................................................      (1,615,685)    (1,512,260)
                                                                                       -----------    -----------
 Long term bank credit facilities................................................      $8,176,950     $1,892,362
                                                                                        =========      =========

         On February 24, 1999, IFFP entered into a line of credit agreement with Citibank (Poland) S.A. under which Citibank granted IFFP a loan in the amount of $5,000,000. The purpose of the line of credit was to finance the construction of nine Burger King restaurants. The line of credit is priced at 0.8% above LIBOR and was originally scheduled to mature on January 15, 2000 but was extended to December 2002. In order for IFFP to enter into the credit agreement with Citibank, holders of our outstanding 11% Convertible Senior Subordinated Discount Notes (the "Notes") were required to waive applicable provisions of the note indenture. As compensation for the waiver, the noteholders were issued an aggregate of 204,585 shares of common stock, with a fair value of $.56 per share.

         The line of credit is guaranteed by Burger King Corporation ("BKC") and IFFC granted BKC a security interest in the outstanding shares of IFFP. As a condition to the guarantee, BKC required that IFFC, IFFP and Mitchell Rubinson, the Chairman, Chief Executive Officer and a principal shareholder of the Company ("Rubinson"), enter into a general release in favor of BKC for any and all matters occurring before the date of the guarantee. Additionally, IFFC and IFFP entered into a reimbursement agreement (the "Reimbursement Agreement") under which IFFC agreed to reimburse BKC for any and all amounts paid out by BKC under the guaranty and all costs and expenses incurred by BKC in connection with the enforcement of its rights under the Reimbursement Agreement. BKC also required that IFFC, IFFP and Rubinson execute a general release of BKC relating to any matters that occurred before the execution of the Credit Agreement.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Additionally, Rubinson entered into a purchase agreement (the "Purchase Agreement") with BKC which provides that if IFFP and IFFC default on the obligations under the Reimbursement Agreement and BKC takes possession of the IFFP shares, Rubinson is required to purchase the IFFP shares from BKC for an amount equal to all amounts paid out by BKC under the guaranty and all costs and expenses incurred by BKC in connection with the enforcement of its rights under the Reimbursement Agreement. Rubinson received a fee of $150,000 from IFFC in connection with the Purchase Agreement. This amount is included in the December 31, 1999 consolidated statement of operations as a component of general and administrative expense.

         In October 1999, IFFP increased the amount of the line of credit to $8,000,000. IFFP may increase the line of credit in increments of $500,000 to an aggregate of $10,000,000 if it meets specified criteria, including monthly debt reduction, as defined in the credit agreement. As of December 31, 1999, IFFP met such criteria. The maturity date of the line of credit was extended to December 2002. As of December 31, 1999 and March 24, 2000, $6,900,583 and $8,000,000 was
outstanding on this facility. Drawings on the line in excess of the original $5,000,000 bear interest at 0.95% above LIBOR. The guarantee automatically terminates in October 2002 and BKC may withdraw its guarantee if the net debt movement, as defined in the Credit Agreement, of IFFP during the 12-month period ending October 2001 is more than 10% less than required. BKC may also withdraw its guarantee of incremental amounts over $8,000,000 if the net debt movement is more than 30% less than required. In connection with the increase of the line of credit, all of the prior transaction documents were re-executed, including the Purchase Agreement and the release. Additionally, as security for the line of credit, BKC required that Rubinson enter into a personal guaranty with BKC and pledge 5,000,000 shares of IFFC common stock owned by him. In connection with these matters, IFFC entered into a reimbursement and fee agreement whereby it agreed to reimburse Rubinson for all amounts paid by him under his personal guaranty and to pay him a fee equal to 3% annually of the amount being guaranteed. As of the date hereof, Rubinson has not been paid under this agreement. In order for IFFP to increase the line of credit, holders of the outstanding Notes were required to waive applicable provisions of the note indenture. The Company granted BKC warrants to purchase 4,000,000 common shares at a price of $2.00 per share in connection with its guarantee of the increase in the line of credit from $5 million to $10 million. The fair market value of the warrants of $2,024,378 has been capitalized as deferred debt costs and is being amortized to interest expense over the term of the credit facility.

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

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       11% CONVERTIBLE SENIOR SUBORDINATED DISCOUNT NOTES:

         On November 5, 1997, the Company sold $27,536,000 of 11% Convertible Senior Subordinated Discount Notes Due October 31, 2007 (the "Notes") in a private offering. The carrying value of the Notes is as follows at December 31:



                                                                                  1999                 1998
                                                                                  ----                 ----
Face amount of notes at maturity......................................          $9,636,000          $27,536,000
Unamortized  discount to be  accreted  as  interest  expense and added to the  original  principal  balance of the notes over a
  period of three years...............................................            (817,468)          (4,890,798)
                                                                                  ---------         -----------
Carrying value........................................................          $8,818,532          $22,645,202
                                                                                 =========           ==========

         The Company received net proceeds of $17,662,174 after reduction of the face of the notes for unamortized discount of $7,535,908 and placement costs in the amount of $2,337,918. In addition to the placement costs incurred, the Company also issued to the placement agent 500,000 shares of Common Stock which were valued at $150,000. The value of the shares was included in deferred issuance costs on the accompanying consolidated balance sheets and is being amortized using the effective interest method over the life of the Notes.

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

         The Notes are convertible, at the option of the holder, into Common Stock at any time after November 5, 1998. As of December 31, 1999, none of the Notes had been converted into Common Stock. The number of shares of Common Stock issuable upon conversion of the Notes is equal to the accreted value of the Notes being converted, on the date of conversion, divided by $.70 (the "Conversion Ratio"), subject to adjustment in certain events. Accordingly, the number of shares of Common Stock issuable upon conversion of the Notes will increase as the accreted value of the Notes increases. In addition, (a) if the closing sale price (the "closing price") of the Common Stock on the Nasdaq National Market or other securities exchange or system on which the Common Stock is the traded or (b) if not so traded, then the best bid offered price on the OTC Bulletin Board Service (the "BBS") on the days when transactions in the Common Stock are not effected, or on such days as transactions are effected on the BBS, the highest price at which a trade was executed, during any period described below has exceeded the price for such period for at least 20 consecutive trading days (the "Market Criteria Period"), and a registration statement with respect to the resale of Common Stock to be issued upon conversion of the Notes is effective, all of the Notes will be automatically converted into Common Stock at the close of business on the last day of the Market Criteria Period; provided, however, that if the Market Criteria is satisfied during the third year after the closing date of the offering, the conversion will occur only if the Closing Price or OTC Price, as applicable, of the Common Stock is at least $2.80 on such date :

              12 MONTHS BEGINNING             CLOSING PRICE
              -------------------             -------------
             October 31, 1999...........           $2.80
             October 31, 2000...........           $3.25

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         The Indenture contains certain covenants which among other things, restrict the ability of IFFC and its Restricted Subsidiaries (as defined in the Indenture) to: incur additional indebtedness; create liens, pay dividends or make distributions in respect to their capital stock; make investments; or make certain other restricted payments; sell assets, issue or sell stock of Restricted Subsidiaries; enter into transactions with stockholders or affiliates; engage in unrelated lines of business; or consolidate, merge, or sell all or substantially all of IFFC's assets. In addition, Rubinson must remain the Company's Chief Executive Officer.

         The Indenture specifically requires that any temporary cash investments can only be placed in banks that have total capital in excess of $100 million.

9.      FUTURE MATURITIES OF DEBT:

         Future maturities of Bank credit facilities, Debentures and Notes at December 31, 1999 are as follows:

                                  YEARS ENDING
                                  DECEMBER 31,
                                  ------------
                                  2000..........           $1,615,685
                                  2001..........              526,355
                                  2002..........            7,400,575
                                  2003..........              250,020
                                  2004..........                   --
                                  Thereafter....           12,392,000
                                                          -----------
                                                          $22,184,635
                                                          ===========

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      SHAREHOLDERS' EQUITY:

         In August 1999, IFFC issued 158,134 shares of its Series B Convertible Preferred Stock in connection with the exchange of $14,283,452 ($17,900,000 in stated principal amount at maturity) of the Notes. The following is a summary of the terms of the Series B Convertible Preferred Stock:

         Liquidation Value...............   $100.00 per share upon the voluntary or involuntary
                                            liquidation, dissolution or winding up of the Company.
         Dividend........................   3.0% of the liquidation value per annum beginning on
                                            December 31, 2001, to be paid in shares of Series B
                                            Preferred Stock; provided, however, if at any time after
                                            January 1, 2003, the Common Stock has a Current Market
                                            Price of $1.28 or higher, the dividend rights of the
                                            Preferred Stock shall be cancelled.
         Conversion......................   The Preferred Stock shall be immediately convertible at a
                                            conversion price of $.66.
         Registration Requirements.......   The Company will be required to file a registration
                                            statement for the Preferred Stock and the shares of Common
                                            Stock underlying the Preferred Stock within 180 days after the Exchange Date; provided, however, that if the Company
                                            fails to file the registration statement prior to such
                                            time, the dividend rate shall be increased by one-quarter
                                            of one percent for each subsequent 30-day period that the
                                            registration statement is not filed.  The Company shall
                                            use its reasonable business efforts to cause such
                                            registration statement to be declared effective.


         On November 4, 1999, the Company increased the number of common shares that may be granted under its 1993 Stock Option Plan (the "Plan") from 2,000,000 to 4,000,000. The Plan provides for the granting of options to qualified employees and directors of the Company. Stock option activity is shown below at December 31:



                                                            WEIGHTED AVERAGE                       WEIGHTED AVERAGE
                                                1999           SHARE PRICE             1998             SHARE PRICE
                                                ----           -----------             ----             -----------
  Outstanding at beginning
     of year...........................     1,020,000               .52                570,000           $.40
  Granted..............................     1,000,000               .66                450,000            .66
  Exercised............................            --                --                     --             --
  Expired..............................      (350,000)             (.62)                    --             --
                                            ---------             -----              ---------
  Outstanding at end of year...........     1,670,000               .58              1,020,000            .52
                                            =========                                =========
  Exercisable at end of year...........       497,500               .45                350,500            .42
                                            =========                               ==========
  Price range of options outstanding
     at end of year....................    $.40-- $.61                             $.40 - $.81
     Available for grant at end of year     2,330,000                                  980,000

         As permitted by SFAS No. 123, the Company accounts for options issued to employees under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Consequently, no compensation cost has been recognized on options issued to employees because the exercise price of such options was not less than the market value of the Common Stock on the date of grant. Had compensation cost for the Company's stock option plans been

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determined based upon the fair value methodology prescribed under SFAS No. 123 for options granted in 1999 and 1998, the Company's net loss for those years would have increased by approximately $127,000 and $85,000, respectively. Basic and diluted loss per share would have increased by less than $.01 in each of the years. The fair value of the options granted during 1999 and 1998 are estimated at $599,000 and $271,000, respectively, on the dates of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 107%, expected dividend yield of 0%, risk-free interest rate of 5%, and terms of 8.7 years.

         The Company issued 365,650 shares of Common Stock and 244,840 shares of Common Stock in 1999 and 1998, respectively, in payment of dividends on Series A Convertible Preferred Stock. During the year ended December 31, 1998, 15,500 shares of Common Stock were issued upon conversion of 465 shares of Series A Convertible Preferred Stock.

         At December 31, 1999, IFFC had reserved the following shares of Common Stock for issuance:

Stock option plans..........................................................................         4,000,000
Convertible Debentures convertible into Common Stock at a conversion price of $8.50
  per share on or before December 15, 2007..................................................           324,235
Series A Preferred Stock convertible into Common Stock at a conversion rate of 33 1/3
  Common Shares per share...................................................................         1,099,500
Series B Preferred Stock convertible into Common Stock at a conversion rate of 151 1/2
  Common Shares per share...................................................................        23,957,301

  Convertible Senior Subordinated Discount Notes convertible into Common Stock, after
  November 5, 1998, at a conversion price of $.70 per share.................................        13,765,714
Warrants exercisable at $2.00 per share.....................................................         4,000,000
                                                                                                     ---------
Total reserved shares.......................................................................        47,146,750
                                                                                                    ==========

11.      INCOME TAXES:

         The Company follows SFAS No. 109, "Accounting for Income Taxes," which requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not. As of December 31, 1999 and 1998, the Company had net operating loss carryforwards of approximately $11,858,000 and $9,245,000 respectively, for U.S. tax purposes which expire in various years beginning in 2007 through 2019. As of December 31, 1999 and 1998, the Company's Poland subsidiaries had net operating loss carry forwards of approximately $5,300,000 and $2,340,000 respectively, which expire in various years through 2004.

         The Company had deferred tax assets of approximately $6,130,000 and $4,412,000 at December 31, 1999 and 1998, respectively, related primarily to net operating loss carryforwards. These deferred tax assets were subject to and presented net of a 100% valuation allowance.

12.      RELATED PARTY TRANSACTIONS:

         In February 1999, IFFP entered into a credit agreement with Citibank (Poland) S.A. under which Citibank granted IFFP a line of credit in the amount of $5,000,000. The line of credit is guaranteed by BKC and the Company granted BKC a security interest in the outstanding shares of IFFP. As a condition to the guarantee, BKC required that IFFC, IFFP and Rubinson enter into a general release in favor of BKC for any and all matters occurring before the date of the guarantee. In order for IFFP to enter into the line of credit, holders of the outstanding Notes were required to waive applicable provisions of the note indenture. As compensation for the waiver, the noteholders were issued an aggregate of 204,585 shares of our common stock at a value of $.56 per share.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Additionally, in connection with this transaction, Rubinson entered into a purchase agreement with BKC which provides that (1) if IFFC defaults on the line of credit and BKC takes possession of the IFFP shares and (2) IFFC is unable to repurchase the shares of IFFP from BKC, Rubinson is required to purchase the IFFP shares from BKC for an amount equal to all amounts paid out by BKC plus costs and expenses incurred by BKC in connection with the enforcement of its rights under a reimbursement agreement with IFFC. In connection with the purchase agreement, the Company agreed to pay Rubinson a fee of $150,000.

         In October 1999, IFFP increased the amount of the line of credit to $8,000,000. Additionally, the line of credit may be increased to a maximum to $10,000,000 if IFFP meets specified criteria, including monthly debt reduction. As of December 31, 1999, IFFP met such criteria. All of the prior transaction documents were re-executed, including the purchase agreement and the release. Additionally, as security of the line of credit, BKC required that Rubinson enter into a personal guaranty with BKC and pledge 5,000,000 shares of the Company's common stock owned by him. In connection with these matters, IFFC entered into a reimbursement and fee agreement whereby it agreed to reimburse Rubinson for all amounts paid by him under his personal guaranty and to pay him a fee equal to 3% annually of the amount being guaranteed. As of the date hereof, Rubinson has not been paid under this agreement. The Company has accrued approximately $207,000 representing amounts due Rubinson in connection with the Purchase Agreement and guarantee fees. This amount is included in general and administrative expenses in the accompanying 1999 Statement of Operations.

         In order for IFFP to increase the line of credit, holders of the outstanding Notes were required to waive applicable provisions of the note indenture. In addition, the note holders agreed that the Notes would be amended to provide that interest earned on the notes from October 31, 2000 to October 31, 2003 will be paid in additional Notes. Interest payable thereafter will be payable in cash.

13.      COMMITMENTS AND CONTINGENCIES:

         On March 14, 1997, IFFC and BKC entered into a new Development Agreement (the "BKC Development Agreement"), which was then assigned by IFFC to IFFP; IFFC continues to remain liable for the obligations contained in the BKC Development Agreement. The BKC Development Agreement was amended in February 1999 and again in October 1999. Pursuant to the BKC Development Agreement, IFFP has been granted the exclusive right until December 31, 2007 to develop and be franchised to operate Burger King restaurants in Poland with certain exceptions discussed below. Pursuant to the BKC Development Agreement, as amended, IFFC is required to open 73 restaurants during the term of the Agreement. Each traditional Burger King restaurant, in-line Burger King restaurant, or drive-thru Burger King restaurant shall constitute one restaurant. A Burger King kiosk restaurant shall, for purposes of the BKC Development Agreement, be considered one quarter of a restaurant. Beginning January 1, 2000, four of the Development Units opened in each year must be in-line or free-standing restaurants within city centers or shopping mall locations.

         Pursuant to the BKC Development Agreement, IFFC was required to pay BKC a $1 million development fee if gross sales of Burger King restaurants for the twelve months ending September 30, 1999 was less than $9 million. If sales for the period exceeded $9 million but were less than $11 million, IFFC was required to pay a development fee of $250,000. Upon execution of the BKC Development Agreement, IFFC capitalized the $1 million development fee and recorded an offsetting deferred credit, in anticipation of having to pay the amount. The capitalized development fee was included in Burger King Development Rights in the accompanying 1998 consolidated balance sheet, and was being amortized over the life of the agreement.

         Sales for the twelve months ending September 30, 1999 exceeded $9 million but were less than $11 million. As a result, the Company is required to pay BKC a development fee of $250,000 which is reflected in other debt on the accompanying 1999 consolidated balance sheet. The excess $750,000 capitalized upon execution of the BKC Development Agreement was offset against the related deferred credit. Accumulated amortization related to the $750,000 totaling approximately $223,000 has been reversed and is included as a reduction of general and administrative expenses in the accompanying 1999 consolidated statement of operations.

         The development fee was deferred until January 15, 2001 under a deferred payment agreement with BKC executed in October 1999. In January 2001, the Company may, at its option, either pay the development fee or provide BKC with the written and binding undertaking of Rubinson that the Rubinson Group will completely divest itself of any interest in IFFP and the Burger King restaurants

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



opened or operated by IFFP in Poland within six months of the date that the development fee payment is due. Pursuant to the BKC agreement, the "Rubinson Group" has been defined to include any entity of which Rubinson directly or indirectly owns an aggregate interest of 10% or more of the legal or beneficial equity interest and any parent, subsidiary or affiliate of the parent or subsidiary. Divestiture by the Rubinson Group or Rubinson could result in a change in control of the Company under the indenture governing the terms of our currently outstanding Notes. If so, the Company would be required to commence an offer to repurchase the Notes within 30 days of the change in control at a purchase price equal to 101% of the accreted value of the Notes. Rubinson has personally guaranteed payment of the development fee.

         For each restaurant opened, IFFP is obligated to pay BKC an initial fee of up to $40,000 for franchise agreements with a term of 20 years and $25,000 for franchise agreements with a term of ten years. Each such fee is payable not later than 20 days prior to the restaurant's opening. Pursuant to the amendment to the BKC Development Agreement, BKC agreed to defer $280,000 of accrued franchise fees until January 15, 2001. Each franchised restaurant must also pay a percentage of the restaurant's gross sales, irrespective of profitability, as a royalty for the use of the BKC system and BKC trademarks. The annual royalty fee is 5% of gross sales. However, BKC has agreed to reduce the royalty fee to 2% through September 30, 1998 and 3% through December 31, 2002. Thereafter, the annual royalty fee will be 5%. The restaurants must also contribute a monthly advertising and promotion fee of 6% of gross sales to be used for advertising, sales promotion, and public relations. Payment of all amounts due from IFFP to BKC pursuant to the franchise agreements is guaranteed by IFFC.

         BKC may terminate rights granted to IFFC under the BKC Development Agreement, including franchise approvals for restaurants not yet opened, for a variety of possible defaults by IFFC, including, among others, failure to open restaurants in accordance with the schedule set forth in the BKC Development Agreement; failure to obtain BKC site approval prior to the commencement of each restaurant's construction; failure to meet various operational, financial, and legal requirements set forth in the BKC Development Agreement, including maintaining of IFFP's net worth of $7,500,000 beginning on June 1, 1999. As of December 31, 1999, IFFP did not have a net worth of $7.5 million. BKC has agreed to suspend the net worth requirement through December 30, 2000. Upon termination of the BKC Development Agreement, whether resulting from default or expiration of its terms, BKC has the right to license others to develop and operate Burger King restaurants in Poland, or to do so itself.

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

         On August 28, 1997, KP entered into a New Master Franchise Agreement with Domino's which granted KP the exclusive right to develop and operate and to sub-license Domino's Pizza stores and to operate a commissary for the Domino's system and the use of the Domino's and related marks in the operation of stores in Poland. IFFC, as a condition to the New Master Franchise Agreement, contributed $2,000,000 to KP in 1997. IFFC also agreed that any additional capital required above such amount will also be dedicated to KP as needed to permit KP to meet its development quotas. The term of the New Master Franchise Agreement will expire on December 31, 2003, and if KP is in compliance with all material provisions of the New Master Franchise Agreement, it may be extended for an additional ten years in accordance with certain minimum development quotas which KP and Domino's may agree upon by execution of an amendment to the New Master Franchise Agreement. Under the terms of the New Master Franchise Agreement, KP is obligated to open 5, 6, 7, 8, 9, and 10 stores, respectively, beginning in 1998 and ending in the year 2003 for a total of 45 new stores. Of such stores, third party franchise stores shall not exceed 25% of the number of open and operating stores and all stores located in Warsaw, Poland shall be corporate stores. IFFC has opened 11 Domino's stores pursuant to the New Master Franchise Agreement and has satisfied its development requirements for 1999.

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

         On January 1, 2000, IFFC entered into a new employment agreement with the Chairman of the Board and Chief Executive Officer, extending his employment term until December 31, 2002. The minimum annual salary during the first year is $250,000 subject to a 10% annual increase for each of the remaining two years. The agreement provides for an annual incentive bonus in an amount to be determined by the Board of Directors. The agreement also provides for various fringe benefits, certain payments if employment is terminated by reason of death or disability and a severance payment of twice the minimum annual salary then in effect, plus the incentive bonus paid in the prior year, in the event employment is terminated by the Company without cause.

         On November 1, 1999, the Company entered into a new employment agreement with its President and Chief Financial Officer for an initial term of three years, which may be extended by the Company for up to two additional years. Minimum annual salary for the first year is $160,000. The agreement provides for various fringe benefits, a payment of $50,000 in the event employment is terminated by reason of death or disability and a maximum payment of $50,000 if employment is terminated without cause by the Company.

         In connection with the procurement of restaurant sites, IFFP and PKP have entered into various long-term arrangements for restaurant space. The terms of the various agreements range from approximately two to ten years, plus extensions based upon agreement between the parties. The following is a schedule by years of minimum future rentals on noncancellable operating leases as of December 31, 1999, based on the year end exchange rate:

                           YEARS ENDING DECEMBER 31,
                           -------------------------
                                2000...............        $1,151,176
                                2001...............         1,148,094
                                2002...............         1,202,094
                                2003...............         1,124,094
                                2004...............           921,375
                                Thereafter.........         8,357,859
                                                          -----------
                                                          $13,904,692
                                                          ===========


         Rent expense for 1999 and 1998 was $1,727,347 and $805,110, respectively.

         IFFP has entered into long-term purchase agreements with its suppliers for its major menu items, which are sourced in Poland. The range of prices and volume of purchases under the agreements vary according to IFFP's demand for the products and fluctuations in market rates.

14.      LITIGATION:

         DISPUTE WITH POLISH FISCAL AUTHORITIES. In 1995, IFFP became subject to penalties for failure to comply with an amended tax law requiring the use of cash registers with calculating and recording capabilities and which are approved for use by the Polish Fiscal Authorities. As a penalty for

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


noncompliance, Polish tax authorities had the right to disallow some value added tax deductions for July and August 1995. Additionally, penalties and interest could have been imposed on these disallowed deductions. Although IFFP's NCR Cash Register System was a modern system, it could not be modified. IFFP replaced the system with a new Siemen's system which complies with Polish regulations. In December 1999, the Polish Tax Court ruled against IFFP but reduced the fine and related penalties to 474,776 Polish zloty or approximately $114,000. The Company reversed the accrual of approximately $426,000 and reflected this amount as a component of interest and other income (net) in the December 31, 1999 consolidated statement of operations.

         REGENESIS MATTER. The Company is a party to the following legal proceeding: ELPOINT COMPANY, LLC AND GENNADY YAKOVLEV, VS. MITCHELL RUBINSON, MARILYN RUBINSON, EDDA RUBINSON, NIGEL NORTON, JAMES F. MARTIN, LEON BLUMENTHAL, LAWRENCE RUTSTEIN, SHULMAN & ASSOCIATES, INC., MANNY SCHULMAN, FRANKLYN WEICHSELBAUM, JAMES MIRANTI, INTERNATIONAL FAST FOOD CORPORATION, DOMINO'S PIZZA INTERNATIONAL, INC., REGENESIS HOLDINGS CORPORATION, United States District Court, Northern District of California (Case No. 99-1107 CRB). On March 10, 1999, certain shareholders of Regenesis Holdings Corporation (f/k/a QPQ Corporation) ("Regenesis") filed a complaint against IFFC and certain of its senior management and principal shareholders, including Mitchell Rubinson, IFFC's Chairman of the Board and Chief Executive Officer, and James Martin, IFFC's President and Chief Financial Officer. Regenesis formerly held the right to develop Domino's Pizza stores in Poland. Certain former officers and principal stockholders of Regenesis are officers and principal shareholders of IFFC. The complaint alleges, among other things, that the defendants fraudulently transferred the Domino's development rights to IFFC, thereby causing Regenesis to lose value. Additionally, the complaint alleges that IFFC engaged in the misappropriation of corporate opportunities of QPQ Corporation. The plaintiffs were seeking unspecified monetary damages, including treble and punitive damages, and reasonable costs and attorney's fees. The parties reached a settlement in this matter and IFFC agreed to pay $300,000. Such amount has been accrued in the 1999 consolidated financial statements.

15.      SEGMENT INFORMATION:

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

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following table presents financial information regarding the Company's different industry segments as of and for the years ended December 31, 1999 and 1998 (in thousands):

                                                                   YEAR ENDED DECEMBER 31, 1999
                                                                   ----------------------------
                                                IFFP            PKP          TOTAL        CORPORATE      CONSOLIDATED
                                                ----            ---          -----        ---------      ------------
Revenue .............................   $ 10,886,141    $ 4,212,172    $ 15,098,313           --      $ 15,098,313
Food and packaging costs ............      4,195,501      1,364,563       5,560,064           --         5,560,064
Restaurant operating expenses .......      6,864,959      2,478,604       9,343,563           --         9,343,563
Pre-opening costs ...................        466,369        139,153         605,522           --           605,522
Depreciation and amortization .......      2,395,050        720,481       3,115,531           --         3,115,531
Asset impairment charges ............      1,063,277           --         1,063,277      1,448,033       2,511,310
                                        ------------    -----------    ------------    -----------   -------------
   Loss from operations before
   general and administrative .......     (4,099,015)      (490,629)     (4,589,644)    (1,448,033)     (6,037,677)
   expenses
General and administrative expenses .      1,705,675        553,406       2,259,081      2,574,773       4,833,854
                                        ============    ===========    ============    ===========    ============
   Loss from operations .............   $ (5,804,690)   $(1,044,035)   $ (6,848,725)   $(4,022,806)   $(10,871,531)
                                        ============    ===========    ============    ===========    ============

Capital Expenditures ................   $  5,175,426    $   886,027    $  6,061,453    $     --       $  6,061,453


Total Assets ........................   $ 18,381,704    $ 3,261,300    $ 21,593,004    $ 4,288,024    $ 25,881,028





                                                                   YEAR ENDED DECEMBER 31, 1998
                                                                   ----------------------------
                                                 IFFP            PKP           TOTAL        CORPORATE    CONSOLIDATED
                                                 ----            ---           -----        ---------    ------------
Revenue.............................         $6,321,644      $2,104,460     $8,426,104              -     $8,426,104
Food and packaging costs............          2,609,902         737,575      3,347,477              -      3,347,477
Restaurant operating expenses.......          3,144,372       1,427,173      4,571,545              -      4,571,545
Depreciation and amortization.......          1,103,031         405,489      1,508,520              -      1,508,520
                                           ------------    -----------    ------------    -----------   ------------
   Loss from operations before
   general and administrative
   expenses..........................          (535,661)       (465,777)    (1,001,438)             -     (1,001,438)
General and administrative expenses.          1,410,458         297,223      1,707,681      1,619,316      3,326,997
                                            ------------    -----------    ------------    -----------   -----------
   Loss from operations.............        $(1,946,119)      $(763,000)   $(2,709,119)    (1,619,316)  $ (4,328,435)
                                            ===========       =========    ===========    ============  ============

Capital Expenditures                        $11,247,000       $2,034,000   $13,281,000    $    10,365   $ 13,291,365

Total Assets                                $18,536,000       $3,406,000   $21,942,000    $ 9,904,803   $ 31,846,803


              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.      ASSET IMPAIRMENT CHARGES

         In the fourth quarter of 1999, the Company recorded asset impairment charges totaling $2,511,310 related to the write-off of costs in excess of the carrying value of assets acquired and asset write-offs related to three store closings.

         As described in Note 2, the Company has a history of net losses and has an accumulated deficit of $35,374,274 as of December 31, 1999. As a result, the Company determined that the carrying value of cost in excess of net assets acquired would not be recoverable and has recorded a $1,448,033 impairment charge to write off the asset.

         During 1999, the Company committed to a plan to close three Burger King locations, of which two were closed in early 2000 and one is scheduled to close in the first half of 2000. In connection with these store closings, the Company recorded asset impairment charges totaling $1,063,277. These charges primarily represent the carrying value of abandoned buildings, fixtures and leasehold improvements for the closed locations totaling $987,471, and the carrying value of franchise fees and other intangibles totaling $75,806. Because the Company's buildings are located on leased properties, the Company will not be able to market and sell the properties.