Form 10QSB
period 2000-03-31
INTERNATIONAL FAST FOOD CORP
filed 2000-05-18
CIK 885549

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2000


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
                (Issuer's Telephone Number, Including Area Code)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  [X]   No   [ ]
                                                              -----     ------


The number of shares outstanding of the issuer's common stock, par value $.01 per share as of May 15, 2000 was 45,589,754.


Traditional Small Business Disclosure Format:    Yes  [ ]   No   [X]
                                                     -----     ------

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES


                                      INDEX


PART I              FINANCIAL INFORMATION

                    ITEM 1.  Financial Statements

                    Consolidated Balance Sheets as of March 31, 2000 (unaudited) and
                    December 31, 1999 ....................................................    2

                    Consolidated Statements of Operations for the Three Months Ended
                    March 31, 2000 and 1999 (unaudited) ..................................    3

                    Consolidated  Statements of Shareholders' Deficit for the Three Months
                    Ended March 31, 2000 (unaudited) .....................................    4

                    Consolidated Statements of Cash Flows for the Three Months Ended
                    March 31, 2000 and 1999 (unaudited) ..................................    5

                    Notes to Consolidated Financial Statements ...........................  6 - 13

                    ITEM 2.  Management's Discussion and Analysis or Plan of Operation ... 14 - 21

PART II             OTHER INFORMATION

                    ITEM 1.  Legal Proceedings ...........................................   22

                    ITEM 6.  Exhibits and Reports on Form 8-K ............................   23

                    SIGNATURES ...........................................................   24




                         PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                                MARCH 31,      DECEMBER 31,
                                                                                  2000            1999
                                                                              ------------    ------------
CURRENT ASSETS:
     Cash and cash equivalents ............................................   $    435,671    $    383,531
     Restricted cash and certificates of deposit ..........................        999,990         999,990
     Receivables ..........................................................        273,734         246,077
     Inventories ..........................................................        718,293         795,906
     Prepaid expenses and other ...........................................         98,632         147,009
                                                                              ------------    ------------
         Total Current Assets .............................................      2,526,320       2,572,513

Furniture, Equipment, Buildings and Leasehold Improvements, net ...........     18,221,239      18,957,883

Deferred Debt Issuance Costs, net .........................................      2,759,980       2,931,015

Other Assets, net of accumulated  amortization of $480,162 and $443,033,
   respectively ...........................................................      1,188,733       1,132,548

Burger King  Development Rights, net of accumulated  amortization  of
   $118,243 and $74,324, respectively .....................................        131,757         175,676

Domino's Development Rights, net of accumulated  amortization of $85,481
   and $77,710, respectively ..............................................        103,622         111,393
                                                                              ------------    ------------

         Total Assets .....................................................   $ 24,931,651    $ 25,881,028
                                                                              ============    ============
                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable .....................................................   $  2,185,082    $  2,658,055
     Accrued interest payable .............................................        211,332          56,137
     Other accrued expenses ...............................................      1,851,585       1,960,956
     Current portion of bank credit facilities ............................      1,644,377       1,615,685
                                                                              ------------    ------------
         Total Current Liabilities ........................................      5,892,376       6,290,833

11% Convertible Senior Subordinated Discount
        Notes due October 31, 2007 ........................................      9,055,599       8,818,532
Bank Credit Facilities ....................................................      9,125,006       8,176,950
9% Subordinated Convertible Debentures, due December 15, 2007 .............      2,756,000       2,756,000
                                                                              ------------    ------------
         Total Liabilities ................................................     26,828,981      26,042,315
                                                                              ------------    ------------
Other Liabilities .........................................................        260,000         250,000
                                                                              ------------    ------------
COMMITMENTS AND CONTINGENCIES (NOTES 2, 13 AND 14)

SHAREHOLDERS' DEFICIT:

     Series A Convertible Preferred Stock, $.01 par value, 2,000,000 shares authorized; 32,985 shares issued and outstanding
       (liquidation preference of $3,298,500) .............................            330             330

     Series B  Convertible  Preferred  Stock, $.01 par  value, 400,000 shares authorized; 158,134 shares issued and outstanding
       (liquidation preference of $15,813,400) ............................          1,581           1,581

    Common  Stock, $.01 par value, 200,000,000 shares authorized;
       45,589,754 and 45,497,655 shares issued and outstanding, ...........        455,898         454,977
       respectively

   Additional paid-in capital .............................................     34,555,178      34,506,099

   Accumulated deficit ....................................................    (37,170,317)    (35,374,274)
                                                                              ------------    ------------
         Total Shareholders' Deficit ......................................     (2,157,330)       (411,287)
                                                                              ------------    ------------
         Total Liabilities and Shareholders' Deficit ......................   $ 24,931,651    $ 25,881,028
                                                                              ============    ============
                             See Accompanying Notes

                                       2



              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                           ----------------------------
                                                                                2000           1999
                                                                           ------------    ------------
REVENUES:
Sales ..................................................................   $  3,107,271    $  3,681,221

FOOD AND PACKAGING COSTS ...............................................      1,038,835       1,451,966
                                                                           ------------    ------------

GROSS PROFIT ...........................................................      2,068,436       2,229,255
                                                                           ------------    ------------

OPERATING EXPENSES:
    Payroll and related costs ..........................................        721,962         728,261
    Occupancy and other operating expenses .............................      1,103,170       1,122,713
    Preopening expenses ................................................           --           447,735
    Depreciation and amortization ......................................        725,930         873,496
                                                                           ------------    ------------
         Total operating expenses ......................................      2,551,062       3,172,205
                                                                           ------------    ------------
(Loss) Income from operations before general and administrative expenses       (482,626)       (942,950)
GENERAL AND ADMINISTRATIVE EXPENSES ....................................        735,002       1,278,721
                                                                           ------------    ------------
Loss from operations ...................................................     (1,217,628)     (2,221,671)
                                                                           ------------    ------------

OTHER INCOME (EXPENSES):
    Interest and other income, net .....................................        126,275         156,515
    Interest expense, including amortization of issuance costs .........       (714,425)       (659,128)
    Foreign currency exchange gain/(loss) ..............................          9,735         166,264
                                                                           ------------    ------------
         Total other income (expenses) .................................       (578,415)       (336,349)
                                                                           ------------    ------------
Loss before cumulative effect of accounting change .....................     (1,796,043)     (2,558,020)

Cumulative effect of change in accounting principal (Note 2) ...........           --          (620,000)
                                                                           ------------    ------------
NET LOSS ...............................................................   $ (1,796,043)   $ (3,178,020)
                                                                           ============    ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE ............................   $       (.04)   $       (.07)
                                                                           ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ...................     45,548,259      44,972,055






                             See Accompanying Notes


                                       3





              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)




                                                                                      ADDITIONAL
                                         PREFERRED STOCK           COMMON STOCK         PAID IN       ACCUMULATED
                                        ------------------      ------------------
                                        SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL         DEFICIT          TOTAL
                                        -------   --------     ----------   --------   -----------   ------------    -----------


Balances, December 31, 1999 ........    191,119   $  1,911     45,497,655   $454,977   $34,506,099   $(35,374,274)   $  (411,287)

  Exercise of stock options ........       --         --           92,099        921        49,079         --             50,000



  Net loss for the period ..........       --         --             --         --            --     $ (1,796,043)   $(1,796,043)
                                        -------   --------     ----------   --------   -----------   ------------    -----------

Balances, March 31, 2000 (unaudited)    191,119   $  1,911     45,589,754   $455,898   $34,555,178   $(37,170,317)   $(2,157,330)
                                        =======   ========     ==========   ========   ===========   ============    ===========











                             See Accompanying Notes


                                       4




              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                   THREE MONTHS ENDED MARCH 31,
                                                                  -----------------------------
                                                                       2000          1999
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...................................................   $(1,796,043)   $(3,178,020)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
     Amortization and depreciation of furniture, equipment,
       buildings, leasehold improvements and development rights       778,350        696,099
     Amortization of debt discount and issuance costs .........       408,102        639,201
     Value of stock issued in connection with debt waiver .....          --          114,568

     Other operating items ....................................       208,969        105,024
   Changes in operating assets and liabilities, net of
     acquisition of business:
       Receivables ............................................       (27,657)       713,625
     Inventories ..............................................        77,613         (8,454)
     Prepaid expenses and other ...............................        48,377        782,732
     Accounts payable and accrued expenses ....................      (582,344)      (981,382)
                                                                  -----------    -----------
   Net cash (used in) provided by operating activities ........      (884,633)    (1,116,607)
                                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for furniture, equipment, buildings and leasehold
     improvements .............................................          --       (3,759,968)
   Payments for franchise fees and other assets ...............       (46,200)      (192,917)
                                                                  -----------    -----------
   Net cash used in investing activities ......................       (46,200)    (3,952,885)
                                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of bank credit facilities .......................      (126,000)      (149,592)
   Proceeds from exercise of employee stock options ...........        50,000           --

   Borrowings from shareholder ................................        10,000           --

   Borrowings under bank credit facilities ....................     1,102,748      2,751,367
                                                                  -----------    -----------
   Net cash provided by (used in ) financing activities .......     1,036,748      2,601,775
                                                                  -----------    -----------
   EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS       (53,775)      (105,024)
                                                                  -----------    -----------
   INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS .........        52,140     (2,572,741)
   BEGINNING CASH AND CASH EQUIVALENTS ........................       383,531      4,013,371
                                                                  -----------    -----------
   ENDING CASH AND CASH EQUIVALENTS ...........................   $   435,671    $ 1,440,630
                                                                  ===========    ===========
   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest .................................................   $   110,621    $    64,513
                                                                  ===========    ===========
     Interest capitalized .....................................          --      $   112,900
                                                                  -----------    ===========






                             See Accompanying Notes

                                       5


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


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BASIS OF PRESENTATION -- The accompanying unaudited consolidated financial statements, which are for interim periods, have been prepared by the Company in conformity with the instructions to Form 10-QSB and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1999 of International Fast Food Corporation and Subsidiaries (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1999 consolidated balance sheet contained herein was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

         The accompanying unaudited consolidated financial statements include the accounts of the Company and its Polish subsidiaries, International Fast Food Polska, Sp. z.o.o. ("IFFP"), Krolewska Pizza, Sp. z.o.o. ("KP") and Pizza King Polska, Sp. z.o.o. ("PKP"). IFFP currently operates 23 Burger King restaurants and 16 Domino's Pizza stores and a Domino's-approved commissary in Poland. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the interim consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information contained therein. The interim results of operations are not necessarily indicative of the results which may be expected for the full year.

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

         The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. At March 31, 2000 and December 31, 1999, the exchange rate was 4.1033 and 4.1483 zlotys per dollar, respectively. The accounts of IFFC's Polish subsidiaries are maintained in zlotys and are remeasured into U.S. dollars, the functional currency, at the end of each reporting period. Monetary assets and liabilities are remeasured, using current exchange rates. Non-monetary assets, liabilities, and related expenses, primarily furniture, equipment, leasehold improvements and related depreciation and amortization, are remeasured using historical exchange rates. Income and expense accounts, excluding depreciation and amortization, are remeasured using an annual weighted average exchange rate. Transaction gains and losses that arise from exchange rate fluctuations in transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         LIQUIDITY AND PLAN OF OPERATIONS -- As of March 31, 2000, IFFC had negative working capital of approximately $3,366,056 and cash and cash equivalents of $435,671. IFFC has significant commitments to develop restaurants in accordance with the BKC Development Agreement and the New Master Franchise Agreement with Domino's. The Company has sustained losses from operations since its incorporation in December 1991. For the three months ended March 31, 2000 and 1999, the Company reported net losses of $1,796,043 and $3,178,020, respectively. At March 31, 2000 the Company had an accumulated deficit of $37,170,317 and a shareholders' deficit of $2,157,330. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Management believes that cash flows from currently existing stores together with existing financial resources will not be sufficient to fund operations. Management is seeking to obtain additional equity and or debt financing to fund future development. No assurance can be given that such financing will be obtained or that it can be obtained on favorable terms.

         CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid investments purchased with a maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its U.S. cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

         NET LOSS PER COMMON SHARE -- The net loss per common share in the accompanying statements of operations has been computed based upon the provisions of SFAS No. 128, Earnings Per Share, which became effective for reporting periods ending after December 15, 1997. The basic net loss per common share in the accompanying statements of operations is based upon the net loss after preferred dividend requirements of $55,875 in 2000 and 1999, respectively, divided by the weighted average number of shares outstanding during each period. Diluted per share data for the three months ended March 31, 2000 and March 31, 1999 is the same as basic per share data since the inclusion of all potential common shares that would be issuable upon the exercise of options and warrants and the assumed conversion of convertible debt and preferred stock would be anti-dilutive.

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

         ADVERTISING EXPENSE -- The Company accounts for advertising expense in accordance with SOP 93-7, "Accounting for Advertising Costs" which generally requires that advertising costs be expensed either as incurred or the first time the advertising takes place. It is the Company's policy to expense advertising costs the first time the advertising takes place. However, Accounting Principles Board Opinion ("APB") No. 28, "Interim Financial Reporting" allows advertising costs to be deferred within a fiscal year if the benefits of an advertising expenditure clearly extend beyond the interim period in which the expenditure is made. Pursuant to APB 28, it is the Company's policy to defer advertising expenses at the end of interim periods to the extent that such costs will clearly benefit future interim periods. During the three months ended March 31, 2000, the Company incurred advertising expense of $275,278, of which $98,036 was deferred. During the three months ended March 31, 1999, the Company incurred advertising expense of approximately $710,000, of which approximately $382,000 was deferred at March 31, 1999 and is included in prepaid expenses on the accompanying balance sheets. Pursuant to SOP 93-7, the Company is required to expense all advertising incurred at the end of the fiscal year.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         RECLASSIFICATION -- Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

3.       RESTRICTED CASH:

         At March 31, 2000, the Company had a $999,990 certificate of deposit hypothecated to an outstanding line of credit with Totalbank.

4.       BANK CREDIT FACILITIES:

         Bank credit facilities at March 31, 2000 and December 31, 1999 consists of the following:


                                                                                  March 31,     December 31,
                                                                                    2000            1999
                                                                               ------------    -------------
                                                                                 (unaudited)
Amerbank, S.A, PKP overdraft credit line, variable rate
     approximately equal to prime, expires June 1, 2000 ....................   $      3,923    $        689
Amerbank, S.A., IFFP overdraft credit line, variable  rate
     approximately equal to prime, expires April 1, 2000 ...................             97            --
Amerbank, PKP line of credit of $300,000 payable  in 10
     quarterly installments of $30,000 commencing on December
     26, 1998, interest payable monthly at 3-1/8% above LIBOR,
     due at maturity March 26, 2001 ........................................        116,363         146,363
Amerbank, IFFP line of credit of $950,000  payable  in 29
     monthly installments of $32,000 commencing on March 12,
     1998, interest payable monthly at .50% above LIBOR,  due
     at maturity on August 12, 2000 ........................................        150,000         246,000
Amerbank, IFFP revolving  credit facility of $1,500,000,
     interest is payable monthly at 2.50% above LIBOR, payable in 35 monthly installments of $91,666 with final payment
     of $41,690 due at maturity on May 18, 2003 ............................      1,500,000       1,500,000
Totalbank, IFFC line of credit of $999,000 payable in full on
     August 19, 2000, interest at 6.5% payable quarterly
     collateralized by certificates of deposit in the amount
     of $999,990 ...........................................................        999,000         999,000
Citibank, IFFP line of credit of $10,000,000 payable  at
     maturity on December 30, 2002, interest at LIBOR plus
     .95%, interest payable quarterly, unsecured ...........................      8,000,000       6,900,583
                                                                               ------------    ------------
Total Debt .................................................................     10,769,383       9,792,635
Less: Current Maturities ...................................................     (1,644,377)     (1,615,685)
                                                                               ------------    ------------
Long Term Debt .............................................................   $  9,125,006    $  8,176,950
                                                                               ============    ============

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.       9% CONVERTIBLE SUBORDINATED DEBENTURES:

         The 9% Convertible Subordinated Debentures (the "Debentures") mature on December 15, 2007 and provide for the payment of cash interest, semi-annually on June 15 and December 15, until maturity. At March 31, 2000 and December 31, 1999, there are $2,756,000 of Debentures outstanding.

6.       11% CONVERTIBLE SENIOR SUBORDINATED DISCOUNT NOTES:

         On November 5, 1997, the Company sold $27,536,000 of 11% Convertible Senior Subordinated Discount Notes Due October 31, 2007 ( the "Notes") in a private offering. At March 31, 2000 and December 31, 1999, the notes are comprised as follows:

                                                      March 31,     December 31,
                                                         2000           1999
                                                     (unaudited)
                                                     -----------    -----------

        Face amount of notes at maturity ..........  $ 9,636,000    $ 9,636,000

        Unamortized discount to be accreted as
        interest expense and added to the original
        principal balance of the notes over a period
        of three years ............................     (580,401)      (817,468)

                                                     -----------    -----------
        Carrying value ............................  $ 9,055,599    $ 8,818,532
                                                     ===========    ===========


         The Notes are convertible, at the option of the holder, into Common Stock at any time after November 5, 1998. On August 31, 1999, $17,900,000 of the Notes were exchanged for an aggregate of 158,134 shares of Series B Convertible Preferred Stock. Additionally, in October 1999, the remaining holders of the Notes agreed to amend the Notes to provide that interest earned on the Notes from October 31, 2000 to October 31, 2003 will be paid in Notes, rather than cash. Interest payable thereafter will be payable in cash. As of March 31, 2000, no additional portion of the Notes had been converted into Common Stock or Preferred Stock.

7.       SHAREHOLDERS' EQUITY:

         The Company's stock option plan provides for the granting of options to qualified employees and directors of the Company. Stock option activity is shown below for the three months ended March 31, 2000:

                                                                          Weighted
                                                                           Average
                                                                 2000    Share Price
                                                              ---------  -----------
Outstanding at beginning of period ......................     1,670,000     $.45
Granted
Expired
Exercised ...............................................       (92,099)    $.54
                                                              ---------
Outstanding at end of period ............................     1,577,901     $.55
                                                              =========
Exercisable at end of period ............................       425,401     $.43
Price range of options outstanding at end of period .....    $.40 - $.81
Available for grant at end of period ....................     2,422,099

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


        At March 31, 2000, IFFC had reserved the following shares of Common
        Stock for issuance:

        Stock option plans .....................................................................    4,000,000
        Convertible Debentures convertible into Common Stock at a conversion price
                of $8.50 per share on or before December 15, 2007 ..............................      324,235
        Series A Preferred Stock convertible into Common Stock at a conversion rate
                of 33 1/3 Common Shares per share ..............................................    1,099,500
        Series B Preferred Stock convertible into Common Stock at a conversion rate
                of 151 1/2 Common Shares per share..............................................   23,957,301
        Convertible Senior Subordinated Discount Notes convertible into Common
                Stock, after November 5, 1998, at a conversion price of $.70 per share .........   13,765,714
        Warrants exercisable at $2.00 per share.................................................    4,000,000
                                                                                                   ----------
        Total reserved shares ..................................................................   47,146,750
                                                                                                   ==========

8.       COMMITMENTS AND CONTINGENCIES:

         On February 24, 1999, IFFP entered into a credit agreement (the "Credit Agreement") with Citibank (Poland) S.A. pursuant to which Citibank granted IFFP a loan in the amount of $5,000,000 (the "Loan"). The purpose of the loan is to finance the construction of nine Burger King restaurants. The loan is priced at 0.8% above LIBOR and matures on January 15, 2000. As of March 31, 2000, $5,000,000 was outstanding on this credit facility. In order for IFFP to enter into the Credit Agreement, holders of the outstanding Notes were required to waive certain provisions of the Note Indenture. As compensation for such waiver, the Noteholders were issued an aggregate of 204,585 shares of Common Stock, with a fair value of $0.56 per share. The fair value of the common stock has been expensed in the quarter.

         The Loan is guaranteed by BKC and the Company granted BKC a security interest in the outstanding shares of IFFP. As a condition to the guarantee, BKC required that IFFC, IFFP and Mitchell Rubinson, the Chairman of the Board and Chief Executive Officer of the Company and a principal shareholder ("Rubinson"), enter into a general release (the "Release") in favor of BKC for any and all matters occurring prior to the date of the guarantee. Additionally, the Company and IFFP entered into a reimbursement agreement (the "Reimbursement Agreement") pursuant to which they agreed to reimburse BKC for any and all amounts paid out by BKC pursuant to the guaranty and all costs and expenses incurred by BKC in connection with the enforcement of its rights under the Reimbursement Agreement. BKC also required that the Company, IFFP and Rubinson, execute a general release of BKC relating to any matters that occurred prior to the execution of the Credit Agreement.

         Additionally, Rubinson entered into a purchase agreement (the "Purchase Agreement") with BKC which provides that if IFFP and the Company default on their obligations under the Reimbursement Agreement and BKC takes possession of the IFFP shares, Rubinson is required to purchase the IFFP shares from BKC for an amount equal to all amounts paid out by BKC pursuant to the guaranty and all costs and expenses incurred by BKC in connection with the enforcement of its rights under the Reimbursement Agreement. Rubinson received a fee of $150,000 from the Company in connection with the Purchase Agreement.

         In October 1999, IFFP increased the amount of the line of credit to $8,000,000. IFFP may increase the line of credit in increments of $500,000 to an aggregate of $10,000,000 if it meets specified criteria. As of March 31, 2000, IFFP met such criteria. The maturity date of the line of credit was extended to December 2002. As of March 31, 2000 and May 15, 2000, $8,000,000 was outstanding on this facility. Drawings on the line in excess of the original $5,000,000 bear interest at 0.95% above LIBOR. The guarantee automatically terminates in October 2002. In addition, Burger King may withdraw its guarantee if certain criteria set forth in the Guarantee of Future Advances Agreement is not met. In

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

connection with the increase of the line of credit, all of the prior transaction documents were re-executed, including the Purchase Agreement and the Release, and the Company, Rubinson, IFFP and BKC entered into the Guarantee of Future Advances Agreement pursuant to which BKC would guarantee the repayment of future funds advanced under the line of credit. Additionally, as security of the line of credit, Burger King required that Mitchell Rubinson enter into a personal guaranty with Burger King and pledge 5,000,000 shares of our common stock owned by him. In connection with these matters, we entered into a reimbursement and fee agreement whereby we agreed to reimburse Rubinson for all amounts paid by him under his personal guaranty and to pay him a fee equal to 3% annually of the amount being guaranteed. As of the date hereof, Rubinson has not been paid under this agreement. In order for IFFP to increase the line of credit, holders of the outstanding 11% convertible notes were required to waive applicable provisions of the note indenture.

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

9.       LITIGATION:

         DISPUTE WITH POLISH FISCAL AUTHORITIES. As of July 1995, IFFC may have become subject to penalties for failure to comply with an amended tax law requiring the use of cash registers with certain calculating and recording capabilities and which are approved for use by the Polish Fiscal Authorities. As a penalty for noncompliance, Polish tax authorities may disallow certain value added tax deductions for July and August 1995. Additionally, penalties and interest may be imposed on these disallowed deductions. Although IFFP's NCR Cash Register System was a modern system, it could not be modified. In 1998, IFFP replaced the system with a new Siemen's system which complies with Polish regulations. In December 1999, the Polish Tax Court ruled against IFFP but reduced the fine and related penalties to 474,776 Polish zlotys or approximately US$115,706 at March 31, 2000 exchange rates.

         REGENESIS MATTER. The Company is a party to the following legal proceeding: ELPOINT COMPANY, LLC AND GENNADY YAKOVLEV, VS. MITCHELL RUBINSON, MARILYN RUBINSON, EDDA RUBINSON, NIGEL NORTON, JAMES F. MARTIN, LEON BLUMENTHAL, LAWRENCE RUTSTEIN, SHULMAN & ASSOCIATES, INC., MANNY SCHULMAN, FRANKLYN WEICHSELBAUM, JAMES MIRANTI, INTERNATIONAL FAST FOOD CORPORATION, DOMINO'S PIZZA INTERNATIONAL, INC., REGENESIS HOLDINGS CORPORATION, United States District Court, Northern District of California (Case No. 99-1107 CRB). On March 10, 1999, certain shareholders of Regenesis Holdings Corporation (f/k/a QPQ

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Corporation) ("Regenesis") filed a complaint against IFFC and certain of its senior management and principal shareholders, including Mitchell Rubinson, IFFC's Chairman of the Board and Chief Executive Officer, and James Martin, IFFC's Vice President and Chief Financial Officer. Regenesis formerly held the right to develop Domino's Pizza stores in Poland. Certain former officers and principal stockholders of Regenesis are officers and principal shareholders of IFFC. The complaint alleges, among other things, that the defendants fraudulently transferred the Domino's development rights to IFFC, thereby causing Regenesis to lose value. Additionally, the complaint alleges that IFFC engaged in the misappropriation of corporate opportunities of Regenesis. We reached a settlement in this matter and pursuant to such settlement, we must pay $300,000. An accrual for this amount has been provided for in the 1999 consolidated financial statements.

         OTHER LITIGATION. The Company is not a party to any litigation or governmental proceedings that management believes would result in any judgments or penalties that would have a material adverse effect on the Company.

10.      SEGMENT INFORMATION:

         The Company operates subsidiaries in the fast food industry in the Republic of Poland. The Company, through its two wholly owned subsidiaries, International Fast Food Polska, Sp. z o.o. ("IFFP") and Pizza King Polska Sp. z o.o. ("PKP"), operates franchised Burger King restaurants and Domino's Pizza stores, respectively, in the Republic of Poland. The Company's reportable segments are strategic business units that offer different products. The Company evaluates the performance of its segments based on revenue and operating income. The Company's Burger King restaurants offer dine-in and take out hamburgers, cheeseburgers, chicken sandwiches, fish sandwiches, french fries, soft drinks including milk shakes and ice cream. The Company Domino's Pizza stores offer its customers take out and delivery service for its pizzas, salads, sandwiches, chicken wings, breadsticks, soft drinks and ice cream. There is no material intersegment revenue. Interest expense related to working capital and development activity is included in the Company's Consolidated Statements of Operations.

         The following table presents financial information regarding the Company's different industry segments as of and for the three month periods ended March 31, 2000 and 1999 (in thousands).

                                                       Three Months Ended March 31, 2000 (unaudited)
                                        -----------------------------------------------------------------------------
                                           IFFP             PKP            Total          Corporate      Consolidated
                                        ----------      ----------       ----------      -----------     ------------

Restaurant/store sales...........       $    2,148      $      959       $    3,107      $       --       $    3,107
Food and packaging costs.........              731             308            1,039              --            1,039
Restaurant operating costs.......            1,245             580            1,825              --            1,825
Preopening expenses..............                0               0                0              --                0
Depreciation and amortization....              578             148              726              --              726
General and administrative expenses            338             135              473             262              735
Loss from operations.............       $     (744)     $     (212)      $     (956)     $     (262)      $   (1,218)


                                                       Three Months Ended March 31, 1999 (unaudited)
                                        -----------------------------------------------------------------------------
                                           IFFP             PKP            Total          Corporate      Consolidated
                                        ----------      ----------       ----------      -----------     ------------

Restaurant/store sales...........       $    2,651      $    1,030       $    3,681      $       --       $    3,681
Food and packaging costs.........            1,099             353            1,452              --            1,452
Restaurant operating costs.......            1,299             551            1,850              --            1,850
Preopening expenses..............              365              83              448              --              448

Depreciation and amortization....              668             206              874              --              874
General and administrative expenses
                                               329             125              454             824            1,278
Loss from operations.............       $   (1,109)     $     (288)      $   (1,397)     $     (824)      $   (2,221)
Total assets:
   December 31, 1999.............       $   18,382      $    3,211       $   21,593      $    4,288       $   25,881
   March 31, 2000................       $   17,815      $    3,072       $   20,887      $    4,045       $   24,932

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


11.      SUBSEQUENT EVENTS:

         On April 19, 2000, IFFP sought to draw $500,000 under its line of credit with Citibank. As long as IFFP is in compliance with certain criteria set forth in the Guarantee of Future Advances Agreement, BKC has agreed to guarantee the repayment of additional funds drawn under IFFP's line of credit. Subsequently, BKC notified IFFP that it believed IFFP was not in compliance with the Guarantee of Future Advances Agreement and BKC, therefore, would not guarantee the repayment of any funds drawn. As a result, Citibank would not honor IFFP's request to draw down the additional funds and IFFP has not been able to obtain additional funds under the Credit Agreement.

         The Company believes that unless this matter is resolved immediately, IFFP will be forced to file a voluntary creditors protection action in Poland, as it will have insufficient funds for its operations. IFFP may have to cease operations. In addition, the Company believes that resulting negative publicity and possible restrictions on the Company will affect PKP's ability to obtain capital and could result in PKP also filing a voluntary creditors protection action in Poland. Such a filing by either IFFP or PKP will constitute a default under certain of the Company's debt agreements. Furthermore, the Company has guaranteed payment of funds to certain creditors of IFFP which the Company will be unable to satisfy. As a result of these circumstances, the Company may be forced to consider all its alternatives, including the filing of a voluntary petition under the United States Bankruptcy Code.

         Although the Company believes it is in compliance with the Guarantee of Future Advances Agreement and that BKC has breached its agreements with the Company, the Company continues to negotiate with BKC to seek a resolution that will allow IFFP and the Company to continue operations. The Company has, however, retained counsel in the United States and Poland to protect its interests and, if necessary, seek recovery for damages in the event this situation cannot be resolved.

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

GENERAL

         IFFC currently operates 23 Burger King restaurants and 16 Domino's Pizza stores. IFFC has incurred losses and anticipates that it will continue to incur losses until, at the earliest, it establishes a number of restaurants and stores generating sufficient revenues to offset its operating costs and the costs of its proposed continuing expansion. There can be no assurance that IFFC will ever achieve profitability or be able to successfully establish a sufficient number of restaurants to achieve profitability.

THREE MONTHS ENDED MARCH 31, 2000 VS THREE MONTHS ENDED MARCH 31, 1999

RESULTS OF OPERATIONS

         For the three months ended March 31, 2000 and March 31, 1999, IFFC generated sales of $3,107,271 and $3,681,221, respectively, which includes sales of $2,148,430 and $2,651,043 for the Burger King restaurants and $958,841 and $1,030,178 for the Domino's Pizza stores, respectively. In U.S. dollar and Polish zloty terms IFFC's Burger King restaurant sales decreased by approximately 19% and 11.2%, respectively, for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. In U.S. dollar and Polish zloty terms IFFC's Burger King same restaurant sales decreased by approximately 22.9% and 15.6%, respectively, for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The decrease in same restaurant sales was primarily attributable to the initial start up of television advertising in February 1999 compared to limited local store marketing during the three months ended March 31, 2000. In U.S. dollar terms, IFFC's Domino's store sales decreased by approximately 6.9% for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. In Polish zloty terms, IFFC's Domino's store sales increased by approximately 2% for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. In U.S. dollar and Polish zloty terms IFFC's Domino's same store sales decreased by approximately 15.5% and 7.4%, respectively, for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The decrease in same store sales was attributed to increased competition in the Warsaw market.

         Food and packaging costs applicable to Burger King restaurants for the three months ended March 31, 2000 and 1999 were 34% and 41.5% of restaurant sales, respectively. The 7.5% decrease as a percentage of restaurant sales was primarily attributable to increased menu prices coupled with lower food costs obtained from key suppliers. Food and packaging costs applicable to Domino's stores for the three months ended March 31, 2000 and 1999 were 32.2% and 34.2% of store sales, respectively. The 2% decrease as a percentage of store sales was primarily attributable to a reduction in the cost of key food items from its major vendors.

         Payroll and related costs applicable to Burger King restaurants for the three months ended March 31, 2000 and 1999 were 24.1% and 18.5% of restaurant sales, respectively. The 5.6% increase as a percentage of restaurant sales was primarily the result of fixed labor costs at low volume drive through restaurants. Payroll and related costs applicable to Domino's stores for the three months ended March 31, 2000 and 1999 were 21.4% and 23.1% of store sales, respectively. The 1.7% decrease as a percentage of restaurant sales was primarily the result of improved labor efficiency achieved with the crew labor.

         Occupancy and other operating expenses applicable to Burger King restaurants for the three months ended March 31, 2000 and 1999 were 33.9% and 30.6% of restaurant sales, respectively. The 3.3% increase as a percentage of restaurant sales was primarily attributable to fixed costs incurred at low volume drive through restaurants. Occupancy and other operating expenses applicable to Domino's stores for the three months ended March 31, 2000 and 1999 were 39.1% and 30.3% of store sales, respectively. The 8.8% increase as a percentage of store sales is primarily attributable to higher delivery vehicle costs coupled with higher fixed costs at the new Domino's commissary.

         Depreciation and amortization expense applicable to Burger King restaurants was $577,668 as compared to $667,503 for the three months ended March 31, 2000 and 1999, respectively. The decrease was primarily attributable to asset impairment charges incurred in 1999; which reduced the carrying value of fixed assets in 1999 by $1,063,277. Depreciation and amortization expense applicable to Domino's stores was $148,262 as compared to $205,993 for the three months ended March 31, 2000 and 1999, respectively. The decrease was primarily attributable to assets from older stores which have become fully depreciated.

         General and administrative expenses for the three months ended March 31, 2000 and 1999 were 23.6% and 34.6% of sales, respectively. The 11% decrease as a percentage of sales was primarily attributable to lower salaries, legal and professional fees and consulting fees incurred at the corporate level. For the three months ended March 31, 2000, general and administrative expenses consisted of executive and office staff salaries and benefits ("Salary Expenses") of $268,878; legal and professional fees, office rent, travel, telephone and other corporate expenses ("Corporate Overhead Expenses") of $413,705, and depreciation and amortization of $52,420. For the three months ended March 31, 1999, general and administrative expense included Salary Expenses of $368,945; Corporate Overhead Expenses of $846,815, and depreciation and amortization of $62,961. The $625,718 decrease is primarily attributable to a reduction of salaries and benefits expenses at the corporate level; and a reduction in legal and professional and consulting fees - primarily incurred in 1999 as the result of the Citibank loan.

         For the three months ended March 31, 2000 and 1999 Interest and Other Income consisted of the following:

                                                                     Three Months Ended March 31,
                                                                    -----------------------------
                                                                       2000               1999
                                                                    ---------          ---------
Interest income.................................................    $  24,805          $  39,817
All other, net..................................................      101,470            103,346
                                                                    ---------          ---------
                                                                    $ 126,275          $ 143,163
                                                                    =========          =========

         Interest Expense consisted of the following:

                                                                     Three Months Ended March 31,
                                                                    -----------------------------
                                                                       2000               1999
                                                                    ---------          ----------
Interest Expense on 9% Subordinated Convertible Debentures......    $  62,010          $  62,010
Amortization of Debt Issuance Costs.............................      171,035             30,247
Accretion of discount on 11% Convertible Senior Subordinated
   Discount Notes...............................................      237,067            608,954
Interest Expense on Bank Facilities.............................      244,313             70,817
Capitalized interest............................................                        (112,900)
                                                                     --------          ---------
Total...........................................................     $714,425           $659,128
                                                                     ========          =========

         Interest expense exceeded interest and other income by $588,150 and $515,965 for the three months ended March 31, 2000 and 1999, respectively. The primary reason for the increase for the three month period ended March 31, 2000 was higher interest and amortization of debt issuance costs on the bank facilities.

         IFFC's interest expense on bank facilities was $244,313 and $70,817 for the three months ended March 31, 2000 and 1999, respectively. The $173,496 increase was attributable to IFFC's increase of borrowings under bank credit facilities.

         As a result of the foregoing, the three months ended March 31, 2000, IFFC generated a net loss of $1,714,043 or $.04 per share of IFFC's Common Stock compared to net loss of $3,178,020, or $.07 per share of IFFC's Common Stock for the three months ended March 31, 1999.

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

         Net cash used in operating activities decreased by $231,974 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The decrease was primarily attributable to a reduction in losses from operations in 2000.

         Net cash flows used in investing activities decreased from $3,952,885 to $46,200 for the three months ended March 31, 1999 and 2000, respectively. The decrease was attributable to the lack of development of Burger King restaurants and Domino's stores in 2000.

         Net cash provided by financing activities decreased by $1,565,027 for the three months ended March 31, 2000, compared to the three months ended March 31, 1999. The decrease was primarily attributable to fewer advances under the Citibank Loan.

         As of March 31, 1999, IFFC had negative working capital of approximately $3,366,056 and cash and cash equivalents of $435,671. IFFC has significant commitments to develop restaurants in accordance with the BKC Agreement and the Domino's Agreement. The Company has sustained losses from operations since its incorporation in December 1991. For the three months ended March 31, 2000 and 1999, the Company reported net losses of $1,796,043 and $3,178,020, respectively. At March 31, 2000 the Company had an accumulated deficit of $37,170,317 and a shareholders' deficit of $2,157,330. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Management believes that cash flows from existing stores when combined with existing financial resources will not be sufficient to fund operations. Management is seeking to obtain additional equity financing to fund future development. No assurance can be given that such financing will be obtained or that it can be obtained on favorable terms.

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

         CONVERTIBLE NOTES -- In November 1997, the Company sold $27,536,000 of its 11% Convertible Senior Subordinated Discount Notes Due October 31, 2007 (the "Notes") in a private offering. Interest is payable semi-annually, in cash, on April 30 and October 31 of each year, commencing April 30, 2001. The Notes are comprised as follows at March 31, 2000 and December 31, 1999:


                                                                       March 31,     December 31,
                                                                         2000           1999
                                                                      ----------     ------------
         Face amount of notes at maturity.........................    $9,636,000     $9,636,000
         Unamortized discount to be accreted as interest
           expense and added to the original principal balance
           of the notes over a period of three years..............      (580,401)      (817,468)
                                                                      ----------     ----------
         Carrying value...........................................    $9,055,599     $8,818,532
                                                                      ==========     ==========


         The Notes are convertible, at the option of the holder, into Common Stock at any time after November 5, 1998. On August 31, 1999, $17,900,000 of the Notes were exchanged for an aggregate of 158,134 shares of Series B Convertible Preferred Stock. Additionally, in October 1999, the remaining holders of the Notes agreed to amend the Notes to provide that interest earned on the Notes from October 31, 2000 to October 31, 2003 will be paid in Notes, rather than cash. Interest payable thereafter will be payable in cash. As of March 31, 2000, no additional portion of the Notes had been converted into Common Stock or Preferred Stock.

         DISPUTE WITH POLISH FISCAL AUTHORITIES -- IFFC anticipates that it will continue to incur certain expenses in connection with its disputes with the Polish Fiscal Authorities. See "Legal Proceedings -- Dispute with Polish Fiscal Authority" for a description of such matters and IFFC's best estimates of the expenses IFFC anticipates incurring and the timing of such expenses.

         POLISH BANK ACCOUNTS-- As of March 31, 2000 and December 31, 1999, the Company had approximately $435,022 and $334,009, respectively, in Polish bank accounts with substantially all of such funds held as U.S. dollar denominated deposits. Substantially all of the Company's remaining cash is held in U.S. dollar accounts in U.S. Banks.

         CREDIT FACILITIES - We have also financed our operations through the use of credit facilities.

         In January 1993, IFFP entered into a revolving credit facility with American Bank of Poland S.A. ("AmerBank") totaling 300,000 zlotys (approximately $72,319 at December 31, 1999 exchange rates). Borrowings under the AmerBank credit facility were secured by a guarantee of our company and bore interest at a monthly adjusted variable rate approximately equal to AmerBank's prime rate. In April 1996, the credit available was decreased to 200,000 zlotys (approximately $48,215 at December 31, 1999 exchange rates) and in March 1997, the credit facility was further decreased to 100,000 zlotys (approximately $24,371 at March 31, 2000 exchange rates). The credit facility was renewed on April 1, 2000. On March 31, 2000 and May 15, 2000, the facility had approximately $97 and $22,386 outstanding, respectively.

         In September 1996, PKP entered into a revolving credit facility with AmerBank totaling 100,000 zlotys (approximately $24,371 at March 31, 2000 exchange rates). The note is secured by our guarantee. The credit facility is due on June 1, 2000. The balance on this note as of March 31, 2000 and May 15, 2000 was $3,923 and $13,093, respectively.

         In May 1997, we entered into a $999,000 credit facility with Totalbank that is secured by $999,000 of certificates of deposit. The credit facility bears interest at 6.5% per annum and was originally scheduled to mature in August 1998. The credit facility was renewed in February 2000 for six months under the same terms and is scheduled to mature in August 2000. The outstanding balance of the facility as of March 31, 2000 and May 15, 2000 was $999,000.

         In August 1997, we executed a credit agreement with AmerBank in the amount of $950,000. Interest is payable monthly at the prevailing one month LIBOR rate plus 2.75% (9.25% at December 31, 1999). Commencing in March 1998, the loan is being repaid in monthly installments of $32,000 for 29 months with a balloon payment of $22,000 due on August 12, 2000. The loan is secured by all existing restaurant assets and IFFC's guarantee. The balance of this credit facility as of March 31, 2000 was $150,000 and as of May 15, 2000 was $86,000.

         In April 1998, PKP entered into a $300,000 development loan with AmerBank for the development of its Domino's stores. Borrowings under this credit facility are secured by: (a) fixed assets of each new restaurant financed; and (b) our guarantee. The loan is being repaid in ten equal quarterly installments of $30,000 starting in December 1998, with a final payment due at maturity (March 26, 2001). Interest is paid monthly at the prevailing one month LIBOR rate plus 31/8% (9.63% at December 31, 1999). As of March 31, 2000 and May 15, 2000, approximately $116,363 was outstanding on the facility.

         In June 1998, IFFP entered into a development loan in the principal amount of $1.3 million with AmerBank. Borrowings under this credit facility are to be made until June 18, 2000 and are secured by: (a) fixed assets of each new restaurant financed; and (b) our guarantee. The loan is scheduled to be repaid in thirty-five equal monthly installments of $36,111, starting in June 2000, with a final payment of $36,115 due at maturity, which is May 18, 2003. Interest is to be paid monthly at the prevailing one month LIBOR rate plus 2.5% (9.0% at December 31, 1999). According to the terms of the agreement, the proceeds of the loan are to be used to finance up to half of the costs of furnishing and commencing operation of Burger King restaurants operated by IFFP. In October 1998, we executed an amendment to this facility with AmerBank, increasing the borrowing limit to $1.5 million. The scheduled loan payments are as follows: thirty-five equal monthly installments of $41,666 starting in June 2000 with a final payment of $41,690 due at maturity on May 18, 2003. As of March 31, 2000 and May 15, 2000, $1,500,000 was outstanding on this credit facility.

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

         The line of credit is guaranteed by Burger King and we granted Burger King a security interest in the outstanding shares of IFFP. As a condition to the guarantee, Burger King required that we, IFFP and Mitchell Rubinson, the Chairman of the Board and Chief Executive Officer of the Company and a principal shareholder, enter into a general release in favor of Burger King for any and all matters occurring before the date of the guarantee. Additionally, we and IFFP entered into a reimbursement agreement (the "Reimbursement Agreement") under which we agreed to reimburse Burger King for any and all amounts paid out by Burger King under the guaranty and all costs and expenses incurred by Burger King in connection with the enforcement of its rights under the Reimbursement Agreement. Burger King also required that we, IFFP and Rubinson execute a general release of Burger King relating to any matters that occurred before the execution of the Credit Agreement.

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

         In October 1999, IFFP increased the amount of the line of credit to $8,000,000. IFFP may increase the line of credit in increments of $500,000 to an aggregate of $10,000,000 if it meets specified criteria. As of March 31, 2000, IFFP met such criteria. The maturity date of the line of credit was extended to December 2002. As of March 31, 2000 and May 15, 2000, $8,000,000 was outstanding on this facility. Drawings on the line in excess of the original $5,000,000 bear interest at 0.95% above LIBOR. The guarantee automatically terminates in October

2002. In addition, Burger King may withdraw its guarantee if certain criteria set forth in the Guarantee of Future Advances Agreement is not met. In connection with the increase of the line of credit, all of the prior transaction documents were re-executed, including the purchase agreement and the release and the Company, Rubinson, IFFP and BKC entered into the Guarantee of Future Advances Agreement pursuant to which BKC would guarantee the repayment of future funds advanced under the line of credit. Additionally, as security of the line of credit, Burger King required that Mitchell Rubinson enter into a personal guaranty with Burger King and pledge 5,000,000 shares of our common stock owned by him. In connection with these matters, we entered into a reimbursement and fee agreement whereby we agreed to reimburse Mr. Rubinson for all amounts paid by him under his personal guaranty and to pay him a fee equal to 3% annually of the amount being guaranteed. As of the date hereof, Mr. Rubinson has not been paid under this agreement. In order for IFFP to increase the line of credit, holders of the outstanding 11% convertible notes were required to waive applicable provisions of the note indenture.

         ACCOUNTING POLICIES -- The following is a summary of certain accounting policies that are new or have become material to the Company's operations during the first quarter of 2000. For a discussion of all of the Company's material accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

         The Company accounts for advertising expense in accordance with SOP 93-7, "Accounting for Advertising Costs" which generally requires that advertising costs be expensed either as incurred or the first time the advertising takes place. It is the Company's policy to expense advertising costs the first time the advertising takes place. However, Accounting Principles Board Opinion ("APB") No. 28, "Interim Financial Reporting" allows advertising costs to be deferred within a fiscal year if the benefits of an advertising expenditure clearly extend beyond the interim period in which the expenditure is made. Pursuant to APB 28, it is the Company's policy to defer advertising expenses at the end of interim periods to the extent that such costs will clearly benefit future interim periods. During the three months ended March 31, 2000, the Company incurred advertising expense of $275,278, of which $98,036 was deferred. During the three months ended March 31, 1999, the Company incurred advertising expense of approximately $710,000, of which approximately $382,000 was deferred at March 31, 1999 and was included in prepaid expenses on the balance sheet as of March 31, 1999. Pursuant to SOP 93-7, the Company is required to expense all advertising incurred at the end of the fiscal year.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

         The official currency in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. At March 31, 2000, the exchange rate was 4.1033 zlotys per dollar. The accounts of IFFC's Polish subsidiaries are maintained using the Polish zloty.

         IFFC's restaurant and store operations are conducted in Poland. The Polish economy has historically been characterized by high rates of inflation and devaluation of the Polish zloty against the dollar and European currencies. However, in the years ended December 31, 1997 and 1998, the rates of inflation and devaluation improved. For the years ended December 31, 1995, 1996, 1997, 1998 and 1999 the annual inflation rate in Poland was 21.6%, 19.5%, 13.0%, 8.6% and 7.3%, respectively, and as of December 31, 1995, 1996, 1997, 1998 and 1999 the exchange rate was 2.468, 2.872, 3.514, 3.494 and 4.1483 Polish zlotys per the U.S. dollar, respectively. Payment of interest and principal on the 9% Convertible Subordinate Debentures, 11% Convertible Senior Subordinated Discount Notes and payment of franchise fees to Burger King and Domino's for each restaurant and store opened are in United States currency. Additionally, IFFC is dependent on certain sources of supply which require payment in European or United States currencies. Since IFFC's revenues from operations will be in zlotys, IFFC is subject to the risk of currency fluctuations. IFFC has and intends to maintain substantially all of its unutilized funds in United States or Western European currency denominated securities and/or European Currency Units. There can be no assurance that IFFC will successfully manage its exposure to currency fluctuations or that such fluctuations will not have a material adverse effect on IFFC.

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

         To date, we estimate that we have spent approximately $50,000 on Year 2000 efforts across all areas and expect to spend a total of approximately $100,000 when complete. We have funded Year 2000 costs through operating cash flows and proceeds from debt and equity financings. All system modification costs associated with Year 2000 will be expensed as incurred.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         DISPUTE WITH POLISH FISCAL AUTHORITY. In 1995, IFFP became subject to penalties for failure to comply with an amended tax law requiring the use of cash registers with calculating and recording capabilities and which are approved for use by the Polish Fiscal Authorities. As a penalty for noncompliance, Polish tax authorities had the right to disallow some value added tax deductions for July and August 1995. Additionally, penalties and interest could have been imposed on these disallowed deductions. Although IFFP's NCR Cash Register System was a modern system, it could not be modified. IFFP replaced the system with a new Siemen's system which complies with Polish regulations. In December 1999, the Polish Tax Court ruled against IFFP but reduced the fine and related penalties to 474,776 Polish zloty or approximately $115,706 using March 31, 2000 exchange rates.

         REGENESIS MATTER. We are a party to the following legal proceeding:
ELPOINT COMPANY, LLC AND GENNADY YAKOVLEV, VS. MITCHELL RUBINSON, MARILYN RUBINSON, EDDA RUBINSON, NIGEL NORTON, JAMES F. MARTIN, LEON BLUMENTHAL, C. LAWRENCE RUTSTEIN, SHULMAN & ASSOCIATES, INC., MANNY SCHULMAN, FRANKLYN WEICHSELBAUM, JAMES MIRANTI, INTERNATIONAL FAST FOOD CORPORATION, DOMINO'S PIZZA INTERNATIONAL, INC., REGENESIS HOLDINGS CORPORATION, United States District Court, Northern District of California (Case No. 99-1107 CRB). In March 1999, some of the shareholders of Regenesis Holdings Corporation (f/k/a QPQ Corporation) ("Regenesis") filed a complaint against us and some of our senior management and principal shareholders, including Mitchell Rubinson, our Chairman of the Board and Chief Executive Officer, and James Martin, our President and Chief Financial Officer. Regenesis formerly held the right to develop Domino's Pizza stores in Poland. Certain former officers and principal stockholders of Regenesis are officers and principal shareholders of our company. The complaint alleges, among other things, that the defendants fraudulently transferred the Domino's development rights to us, thereby causing Regenesis to lose value. Additionally, the complaint alleges that we engaged in the misappropriation of corporate opportunities of Regenesis. We reached a settlement in this matter and pursuant to such settlement, we must pay $300,000. An accrual for this amount has been provided for in the 1999 consolidated financial statements.

         We are not a party to any other litigation or governmental proceedings that management believes would result in any judgments or fines that would have a material adverse effect on us.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             27.1 - Financial Data Schedule (filed electronically only).

         (b) The following reports on Form 8-K were filed during the quarter ended on March 31, 2000:

             None.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, International Fast Food has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       INTERNATIONAL FAST FOOD CORPORATION



DATE:  May 18, 2000                     By: /S/ MITCHELL RUBINSON
                                           ----------------------
                                            Mitchell Rubinson,
                                            Chairman of the Board,
                                            Chief Executive Officer
                                            (Principal Executive Officer)

DATE:  May 18, 2000                     By:/S/ JAMES MARTIN
                                           ----------------
                                            James Martin,
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)