Form 10QSB
period 2000-06-30
INTERNATIONAL FAST FOOD CORP
filed 2000-08-14
CIK 885549

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X]   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
        Act of 1934

         For the quarterly period ended June 30, 2000


[ ]    Transition Report Under Section 13 or 15(d) of the Exchange Act

         For the transition period from ____________ to ____________.


                         COMMISSION FILE NUMBER: 1-11386


                       INTERNATIONAL FAST FOOD CORPORATION
     ----------------------------------------------------------------------
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


The number of shares outstanding of the issuer's common stock, par value $.01 per share as of July 31, 2000 was 45,863,209.


Traditional Small Business Disclosure Format:      Yes [ ]   No [X]

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES


                                      INDEX


PART I.   FINANCIAL INFORMATION
          ITEM 1.  Financial Statements
          Consolidated  Balance  Sheets  as of June  30,  2000  (unaudited)  and
          December 31, 1999.....................................................      2
          Consolidated  Statements  of  Operations  for the Three Months and Six
          Months Ended June 30, 2000 and 1999 (unaudited).......................     3-4
          Consolidated  Statements of Shareholders' Equity (Deficit) for the Six
          Months Ended June 30, 2000 (unaudited)................................      5
          Consolidated  Statements  of Cash Flows for the Six Months  Ended June
          30, 2000 and 1999 (unaudited).........................................      6
          Notes to Consolidated Financial Statements............................    7-17
          ITEM 2.  Management's Discussion and Analysis or Plan of Operation....   17-25

PART II.  OTHER INFORMATION

          ITEM 1.  Legal Proceedings............................................      26
          ITEM 6.  Exhibits and Reports on Form 8-K.............................      27
          SIGNATURES............................................................      28




                          PART I. FINANCIAL INFORMATION

ITEM 1........ FINANCIAL STATEMENTS.

               INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS


                                                                                   JUNE 30        DECEMBER 31
                                                                                     2000            1999
                                                                                   -------        -----------
CURRENT ASSETS:                                                                   (unaudited)
     Cash..................................................................          $229,641        $383,531
     Restricted cash and certificates of deposit...........................                --         999,990
     Receivables...........................................................           275,849         246,077
     Inventories...........................................................           623,690         795,906
     Prepaid expenses and other............................................           382,333         147,009
                                                                                 ------------    ------------
          Total Current Assets..............................................         1,511,513      2,572,513
Furniture,  Equipment,  Buildings  and  Leasehold  Improvements,  net of
   accumulated   depreciation   and   amortization   of  $8,915,955  and           17,448,313      18,957,883
   $7,786,191........................
Deferred  Debt  Issuance  Costs,  net  of  accumulated  amortization  of
   $462,408 and $511,723, respectively.....................................           939,325       2,931,015
Other Assets, net of accumulated  amortization of $519,013 and $443,033,
   respectively............................................................         1,103,449       1,132,548
Burger King  Development  Rights,  net of  accumulated  amortization  of
   $162,162 and $74,324, respectively......................................            87,838         175,676
Domino's Development Rights, net of accumulated  amortization of $93,252
   and $77,710, respectively...............................................            95,851         111,393
                                                                                 ------------    ------------

         Total Assets......................................................       $21,186,289     $25,881,028
                                                                                  ===========     ===========
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable......................................................        $2,068,183      $2,658,055
     Accrued interest payable..............................................            10,339          56,137
     Other accrued expenses................................................         2,894,643       1,960,956
     Current portion of bank credit facilities.............................           642,938       1,615,685
     Shareholder Loans                                                                540,000              --
                                                                                  -----------     -----------
         Total Current Liabilities.........................................         6,156,103       6,290,833
11% Convertible Senior Subordinated Discount  Notes due October 31, 2007...         9,292,572       8,818,532
Bank Credit Facilities.....................................................           958,342       8,176,950
9% Subordinated Convertible Debentures, due December 15, 2007..............         2,756,000       2,756,000
                                                                                 ------------    ------------
          Total Liabilities.................................................       19,163,017      26,042,315
                                                                                 ------------    ------------
 Other Liabilities..........................................................          250,000         250,000
                                                                                 ------------    ------------
 COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
     Series A Convertible Preferred Stock, $.01 par value, 2,000,000 shares authorized; 32,985 shares issued and outstanding
       (liquidation preference of $3,298,500)..............................               330             330
     Series B  Convertible  Preferred  Stock,  $.01 par  value,  400,000
       shares   authorized;   158,134  shares  issued  and   outstanding
       (liquidation preference of $15,813,400).............................             1,581           1,581
     Common  Stock,  $.01  par  value,  200,000,000  shares  authorized;
       45,863,209   and  45,497,655   shares  issued  and   outstanding,              458,633         454,977
       respectively........................................................
     Additional paid-in capital............................................        34,651,398      34,506,099
     Accumulated deficit...................................................       (33,338,670)    (35,374,274)
                                                                                 ------------    ------------
          Total Shareholders'  Equity (Deficit).............................        1,773,272        (411,287)
                                                                                 ------------    ------------
          Total Liabilities and Shareholders' Equity (Deficit)..............      $21,186,289     $25,881,028
                                                                                 =============   =============




                                       3
                             See Accompanying Notes


              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                               JUNE 30                         JUNE 30,
                                                                        ---------------------         --------------------------

                                                                         2000            1999             2000            1999
                                                                         ----            ----             ----            ----
REVENUES:
Sales................................................................ $2,746,418      $4,147,345      $5,853,689      $7,841,918
                                                                     -----------      ------------    ----------     ------------

FOOD AND PACKAGING COSTS.............................................    919,409       1,576,554       1,958,244       3,028,520
                                                                     -----------      ------------    ----------     ------------

GROSS PROFIT.........................................................  1,827,009       2,570,791       3,895,445       4,813,398
                                                                     -----------      ------------    ----------     ------------

OPERATING EXPENSES:
    Payroll and related costs........................................    622,715         789,590       1,344,677       1,517,851
    Occupancy and other operating expenses...........................  1,087,126       1,610,140       2,190,296       2,732,853
    Preopening expenses .............................................         --         290,857              --         738,592
    Depreciation and amortization....................................    716,465         411,471       1,442,395       1,284,967
                                                                     -----------      ------------    ----------     ------------
         Total operating expenses....................................  2,426,306       3,102,058       4,977,368       6,274,263
                                                                     -----------      ------------    ----------     ------------
Loss from operations before general and administrative expenses......   (599,297)       (531,267)     (1,081,923)     (1,460,865)
GENERAL AND ADMINISTRATIVE EXPENSES..................................    780,480         979,993       1,515,482       2,258,714
                                                                     -----------      ------------    ----------     ------------
Loss from operations................................................. (1,379,777)     (1,511,260)     (2,597,405)     (3,719,579)
                                                                     -----------      ------------    ----------     ------------

OTHER INCOME (EXPENSES):
    Interest and other income, net...................................     91,327         108,266         217,602         251,429
    Interest expense, including amortization of issuance costs.......   (719,891)       (852,524)     (1,434,316)     (1,511,652)
    Gain on settlement...............................................  5,830,416               -       5,830,416               -
    Foreign currency exchange gain/(loss)............................    108,527        (311,178)        118,262        (144,914)
                                                                     -----------      ------------    ----------     ------------
         Total other income (expenses)...............................  5,310,379      (1,055,436)      4,731,964      (1,405,137)
                                                                     -----------      ------------    ----------     ------------
Income (loss) before  provision  for income taxes and  cumulative
    effect of accounting change......................................  3,930,602       (2566,696)      2,134,559      (5,124,716)
      Provision for income taxes.....................................
                                                                              --              --              --              --
      Income (loss) before cumulative effect of accounting change ...  3,930,602      (2,566,696)      2,134,559      (5,124,716)
Cumulative effect of accounting change ..............................         --              --              --        (620,000)
                                                                     -----------      ------------    ----------     ------------
                                                                              --                              --
NET INCOME (LOSS).................................................... $3,930,602     $(2,566,696)     $2,134,559     $(5,744,716)
                                                                     ===========      ==========      ==========     ===========

BASIC NET INCOME (LOSS) PER COMMON SHARE:............................
      Income (loss) before cumulative effect of accounting change....       $.08           $(.06)           $.04           $(.11)
      Cumulative effect of accounting change.........................         --              --              --             .02)
                                                                     -----------      ------------    ----------     ------------
      Net income (loss)                                                     $ 08           $(.06)           $ 04           $(.13)
                                                                     ===========      ==========      ==========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING................. 45,637,833      45,142,103      45,593,049      45,056,418
                                                                     ===========      ==========      ==========     ===========


                             See Accompanying Notes


              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED
                                   (UNAUDITED)


                                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                 JUNE 30                         JUNE 30,
                                                                           ---------------------         --------------------------
                                                                           2000            1999            2000            1999
                                                                           ----            ----            ----            ----
DILUTED NET INCOME (LOSS) PER COMMON SHARE:
    Income (loss) before cumulative effect of accounting change..........      $.05          $(.06)           $ .03          $(.11)
                                                                         ===========    ==========       ==========     ==========
    Cumulative effect of accounting change ..............................        -               -               -           $(.02)
                                                                         -----------     ---------       ----------          =====
    Net income (loss)....................................................     $ .05)         $(.06)           $ .03          $(.13)
                                                                         ===========    ==========       ==========     ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.....................84,784,583     45,142,103       84,988,700     45,056,418
                                                                         ===========    ==========       ==========     ==========



















                             See Accompanying Notes



              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)

                                                                ADDITIONAL
                                         PREFERRED STOCK          COMMON STOCK         PAID IN     ACCUMULATED
                                        SHARES      AMOUNT      SHARES     AMOUNT      CAPITAL       DEFICIT        TOTAL

Balances, December 31, 1999 ........   191,119   $1,911   45,497,655   $454,977   $34,506,099   $(35,374,274)   $  (411,287)

  Issuance of common stock upon
  exercise of stock options ........      --       --         92,099        921        49,079           --           50,000


  Issuance of common stock for 6%
  Series A Preferred Stock dividends      --       --        273,455      2,735        96,220        (98,955)          --


  Net income for the period ........      --       --           --         --            --        2,134,559      2,134,559
                                       -------   ------   ----------   --------   -----------   ------------    -----------

Balances, June 30, 2000 (unaudited)    191,119   $1,911   45,863,209   $458,633   $34,651,398   $(33,338,670)   $ 1,773,272
                                       =======   ======   ==========   ========   ===========   ============    ===========














                             See Accompanying Notes



              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                  ---------------------------
                                                                                    2000                 1999
                                                                                    ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ..........................................................   $ 2,134,559    $(5,744,716)
   Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
     Cumulative effect of accounting change ...................................          --          620,000
     Amortization  and depreciation of furniture, equipment,
       buildings, leasehold improvements and development rights ...............     1,546,504      1,410,889
     Amortization  and  write-off  of debt  discount  and issuance ............     2,465,730      1,316,298
       costs
     Other operating items ....................................................       180,051        100,402
   Changes in operating assets and liabilities:
     Receivables ..............................................................       (29,772)     1,150,107
     Inventories ..............................................................       172,216          6,563
     Prepaid expenses and other ...............................................      (235,324)      (269,972)
     Accounts payable and accrued expenses ....................................       298,018       (508,123)
                                                                                  -----------    -----------
   Net cash provided by (used in) operating activities ........................     6,531,982     (1,918,552)
                                                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Liquidation of certificates of deposit .....................................       990,990           --
   Payments for  furniture,  equipment,  buildings  and  leasehold ............       (12,493)    (4,773,799)
     improvements
   Payments for franchise fees and other assets ...............................       (46,881)      (216,589)
                                                                                  -----------    -----------
   Net cash provided by (used in) investing activities ........................       931,616     (4,990,388)
                                                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of bank credit facilities .......................................    (9,292,666)      (277,673)
   Borrowings under bank credit facilities ....................................     1,101,311      4,057,847
   Borrowings from shareholder ................................................       540,000           --
                                                                                                 -----------
   Issuance of common stock ...................................................        50,000           --
                                                                                  -----------    -----------
   Net cash (used in ) provided by financing activities .......................    (7,601,355)     3,780,174
                                                                                  -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ..................       (16,133)      (100,402)
                                                                                  -----------    -----------
INCREASE / DECREASE IN CASH AND CASH EQUIVALENTS ..............................      (153,890)    (3,229,168)
BEGINNING CASH AND CASH EQUIVALENTS ...........................................       383,531      4,013,371
                                                                                  -----------    -----------
ENDING CASH AND CASH EQUIVALENTS ..............................................   $   229,641    $   784,203
                                                                                  ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest .................................................................   $   639,213    $   376,133
                                                                                  ===========    ===========
     Interest capitalized .....................................................   $      --      $   155,100
                                                                                  ===========    ===========


Supplemental Schedule of Non Cash Investing and Financing activities:

Six Months Ended June 30, 2000:
    Issuance of 273,455 shares of common stock in payment of $98,955 of dividends on the 6% Series A Preferred Stock.

Six months ended June 30, 1999:
    Issuance of 204,585 shares of common stock with a face value of $114,568 to holders of 11% Senior Subordinated Discount Notes in exchange for a waiver on bank debt

    Issuance of 217,959 shares of common stock in payment of $96,775 of dividends on the 6% Series A Preferred Stock



                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000

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


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BASIS OF PRESENTATION -- The accompanying unaudited consolidated financial statements, which are for interim periods, have been prepared in conformity with the instructions to Form 10-QSB and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1999 of International Fast Food Corporation and Subsidiaries, as filed with the Securities and Exchange Commission. The December 31, 1999 consolidated balance sheet contained herein was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

         The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. At June 30, 2000 and December 31, 1999, the exchange rate was 4.40 and 4.15 zlotys per dollar, respectively. The accounts of IFFC's Polish subsidiaries are maintained in zlotys and are remeasured into U.S. dollars, the functional currency, at the end of each reporting period. Monetary assets and liabilities are remeasured, using current exchange rates. Non-monetary assets, liabilities, and related expenses, primarily furniture, equipment, leasehold improvements and related

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                                   (UNAUDITED)



depreciation and amortization, are remeasured using historical exchange rates. Income and expense accounts, excluding depreciation and amortization, are remeasured using an annual weighted average exchange rate. Transaction gains and losses that arise from exchange rate fluctuations in transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

         GOING CONCERN -- The report of the Company's independent certified public accountants on their audit of the Company's December 31, 1999, financial statements contained uncertainties relating to the Company's ability to continue as a going concern. As shown in the accompanying financial statements the Company reported net income of $2,134,559 (which includes a non-recurring gain of $5,830,416) for the six months ended June 30, 2000, and had a working capital deficiency and an accumulated deficit of $4,644,590 and $33,338,670 respectively, at June 30, 2000. These factors among others raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments relating to the outcome of this uncertainty. .

         LIQUIDITY AND PLAN OF OPERATIONS -- As of June 30, 2000, IFFC had negative working capital of approximately $4,644,590 and cash of $229,641. IFFC has significant commitments to develop restaurants in accordance with the BKC Development Agreement and the New Master Franchise Agreement with Domino's. The Company does not presently have sufficient financial resources to meet its development obligations under the terms of the BKC and Domino's agreements. The Company has sustained losses from operations since its incorporation in December 1991. For the six months ended June 30, 2000 and 1999, the Company reported net income of $2,134,559 (which includes a non-recurring gain of $5,830,416) and a net loss of $5,744,716, respectively. At June 30, 2000 the Company had an accumulated deficit of $33,338,670. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Management believes that cash flows from currently existing stores together with existing financial resources will not be sufficient to fund operations. Management is seeking to obtain additional equity and or debt financing to fund future development. No assurance can be given that such financing will be obtained or that it can be obtained on favorable terms. If the Company is unable to obtain additional equity or debt financing it may be forced to curtail or cease operations with respect to its Burger King and Domino's operations.

         NET INCOME (LOSS) PER COMMON SHARE -- The net income (loss) per common share in the accompanying statements of operations has been computed based upon the provisions of SFAS No. 128, Earnings Per Share, which became effective for reporting periods ending after December 15, 1997. The basic net income (loss) per common share in the accompanying statements of operations is based upon the net income (loss) after preferred dividend requirements of $98,955 and $96,775 in 2000 and 1999, respectively, divided by the weighted average number of shares outstanding during each period. Diluted per share data for the three months and six months ended June 30, 1999 is the same as basic per share data since the inclusion of all potential common shares that would be issuable upon the exercise of options and warrants and the assumed conversion of convertible debt and preferred stock would be anti-dilutive.

         Diluted per share data for the three months and six months ended June 30, 2000 assumes that all dilutive convertible debt and convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest and preferred stock dividend requirements added to income available to common shareholders and weighted average outstanding shares increased to reflect the assumed conversions. It also

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                                   (UNAUDITED)



assumes that outstanding common shares were increased by shares issuable upon exercise of those options for which the market price of the common stock exceeds the exercise price of the options, less shares which could have been purchased by the Company with proceeds received from such exercises.

         The computation of the adjusted numerator and denominator used in the computation of diluted per share data for the three months and six months ended June 30, 2000 is as follows:

                                                              Three Months            Six Months
                                                                 Ended                   Ended
                                                                June 30,                June 30,
                                                                  2000                   2000
                                                             -------------           ------------
                                                              (unaudited)             (unaudited)

Net income ...... .........................................   $  3,930,602           $  2,134,559
Less preferred stock dividends ............................        (98,955)               (98,955)
                                                              ------------           ------------
Income available to common shareholders, basic ............      3,831,647              2,035,604
Add interest expense on convertible debt ..................        361,626                671,919
Add preferred dividend requirements .......................         98,955                 98,955
                                                              ------------           ------------
Income available to common shareholders, diluted ..........   $  4,292,228           $  2,806,478
                                                              ============           ============
Weighted average number of common shares outstanding, basic
                                                                45,637,833             45,593,049
Assumed shares issuable upon conversion of convertible
     debt .................................................     14,089,949             14,089,949
Assumed shares issuable upon conversion of preferred shares     25,056,801             25,056,801
Dilutive effect of stock options ..........................           --                  248,901
                                                              ------------           ------------
Weighted average number of common shares outstanding,
     diluted ..............................................     84,784,583             84,988,770
                                                              ============           ============

         There was no dilutive effect of stock options for the three months ended June 30, 2000, since the average exercise price of the outstanding options was equivalent to the average trading price of the common stock during the period.

         STORE PREOPENING EXPENSES -- Prior to January 1, 1999, the Company capitalized preopening costs associated with opening new restaurants. Upon commencement of revenue producing activities at a restaurant location, these capitalized preopening costs were amortized over one year. In April 1998, the Accounting Standards Executive Committee of the American Institute of Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start-up activities to be expensed as incurred. The Company adopted SOP 98-5 on January 1, 1999. Upon adoption, the Company expensed previously capitalized start-up costs totaling $620,000 at January 1, 1999. In accordance with SOP 98-5, adoption has been reported as a cumulative effect of change in accounting principle on the accompanying statement of operations for the six months ended June 30, 1999. Preopening costs incurred subsequent to December 31, 1998 have been charged directly to expense.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                                   (UNAUDITED)



         ADVERTISING EXPENSE -- The Company accounts for advertising expense in accordance with SOP 93-7, "Accounting for Advertising Costs" which generally requires that advertising costs be expensed either as incurred or the first time the advertising takes place. It is the Company's policy to expense advertising costs the first time the advertising takes place. However, Accounting Principles Board Opinion ("APB") No. 28, "Interim Financial Reporting" allows advertising costs to be deferred within a fiscal year if the benefits of an advertising expenditure clearly extend beyond the interim period in which the expenditure is made. Pursuant to APB 28, it is the Company's policy to defer advertising expenses at the end of interim periods to the extent that such costs will clearly benefit future interim periods. During the six months ended June 30, 2000, the Company incurred advertising expense of $446,010, all of which was charged to expense during the period. During the six months ended June 30, 1999, the Company incurred advertising expense of approximately $1,490,056, of which approximately $576,651 was deferred at June 30, 1999 and was included in prepaid expenses on the accompanying balance sheet as of June 30, 1999. Pursuant to SOP 93-7, the Company is required to expense all advertising incurred at the end of the fiscal year.

         INCOME TAXES -- The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has incurred losses since its inception. Due to the uncertainty of the realization of the tax loss carryforward, the Company has established a 100% valuation allowance against the carryforward benefit.

         For the three and six months ended June 30, 2000, the Company reported income of $3,930,602 and $2,134,559, respectively. No provision for income taxes has been provided since the Company expects to incur a loss for the full year ended December 31, 2000, and accordingly, no provision for income taxes is expected.

         For the three and six months ended June 30, 1999, the deferred tax asset associated with tax benefit of the losses incurred for such periods has been completely offset by a 100% valuation allowance due to the uncertainty of realization of the applicable tax loss carryforward.

         RECLASSIFICATION -- Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                                   (UNAUDITED)



3.       RESTRICTED CASH:

         At December 31 1999, the Company had a $999,990 certificate of deposit hypothecated to an outstanding line of credit with Totalbank. During June 2000, proceeds from the liquidation of the certificate of deposit were used to repay the outstanding line of credit.


4.         BANK CREDIT FACILITIES:

           Bank credit facilities at June 30, 2000 and December 31, 1999 consists of the following:

                                                                                 June 30,        December 31,
                                                                                   2000              1999
                                                                                   ----              ----
                                                                                (unaudited)
Amerbank, S.A, PKP overdraft credit line, variable rate approximately
     equal to prime, expires May 31, 2001 .....................................   $     2,583   $       689
Amerbank, S.A.,IFFP overdraft credit line, variable rate approximately
     equal to prime, expires September 30, 2000 ...............................          --            --
Amerbank, PKP line of credit of $300,000 payable in 10 quarterly installments of $30,000 commencing on December 26, 1998,  interest payable monthly at 3-1/8% above LIBOR, due at maturity March 26, 2001
                                                                                       86,363       146,363
Amerbank, IFFP line of credit of $950,000 payable in 29 monthly installments of
     $32,000  commencing on March 12, 1998,  interest  payable  monthly at .50%
     above LIBOR, due at maturity on August 12,
     2000 .....................................................................        54,000       246,000
Amerbank, IFFP revolving credit facility of $1,500,000, interest is payable monthly at 2.50% above LIBOR,  payable in 35 monthly  installments of $41,666 with final payment of $41,690 due at
     maturity on May 18, 2003 .................................................     1,458,334     1,500,000
Totalbank, IFFC line of credit of $999,000 payable in full on August 19,
     2000, interest at 6.5% payable quarterly collateralized by ...............          --
     certificates of deposit in the amount of $999,990
                                                                                         --         999,000

Citibank,  IFFP line of credit of  $10,000,000  payable at maturity on December
     30, 2002, interest at LIBOR plus .95%, interest payable
     quarterly, unsecured .....................................................          --       6,900,583
                                                                                  -----------   -----------
Total Debt ....................................................................     1,601,280     9,792,635
Less: Current Maturities ......................................................       642,938    (1,615,685)
                                                                                  -----------   -----------
Long Term Debt ................................................................   $   938,342   $ 8,176,950
                                                                                  ===========   ===========




5.       9% CONVERTIBLE SUBORDINATED DEBENTURES:

         The 9% Convertible Subordinated Debentures (the "Debentures") mature on December 15, 2007 and provide for the payment of cash interest, semi-annually on June 15 and December 15, until maturity. At June 30, 2000 and December 31, 1999, there are $2,756,000 of Debentures outstanding.

6.       11% CONVERTIBLE SENIOR SUBORDINATED DISCOUNT NOTES:

         On November 5, 1997, the Company sold $27,536,000 of 11% Convertible Senior Subordinated Discount Notes Due October 31, 2007 ( the "Notes") in a private offering. At June 30, 2000 and December 31, 1999, the notes are comprised as follows:



                                                                            June 30,          December 31,
                                                                              2000                1999
                                                                           ----------          ----------
                                                                           (unaudited)
         Face amount of notes at maturity.......................           $9,636,000          $9,636,000
         Unamortized  discount  to be  accreted as interest
         expense  and  added  to  the  original   principal
         balance of the notes over a period of three years......             (343,428)           (817,468)
                                                                           ----------          ----------
         Carrying value.........................................           $9,292,572          $8,818,532
                                                                           ==========          ==========

         The Notes are convertible, at the option of the holder, into Common Stock at any time after November 5, 1998. On August 31, 1999, $17,900,000 of the Notes were exchanged for an aggregate of 158,134 shares of Series B Convertible Preferred Stock. Additionally, in October 1999, the remaining holders of the Notes agreed to amend the Notes to provide that interest earned on the Notes from October 31, 2000 to October 31, 2003 will be paid in Notes, rather than cash. Interest payable thereafter will be payable in cash. As of June 30, 2000, no additional portion of the Notes had been converted into Common Stock or Preferred Stock.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                                   (UNAUDITED)



7.       SHAREHOLDERS' EQUITY:

         The Company's stock option plan provides for the granting of options to qualified employees and directors of the Company. Stock option activity is shown below for the six months ended June 30, 2000:



                                                                                     Weighted
                                                                                      Average
                                                                         2000       Share Price
                                                                         ----       -----------

Outstanding at beginning of period......................             1,670,000         $ .45
Granted.................................................                   ---
Expired.................................................            (1,000,000)        $ .61
Exercised...............................................               (92,099)        $ .54
                                                                       --------
Outstanding at end of period............................               577,901         $ .41
                                                                       ========
Exercisable at end of period............................               425,401         $ .41
Price range of options outstanding at end of period.....            $.40 - $.61
Available for grant at end of period....................             3,574,599



         At June 30, 2000, IFFC had reserved the following shares of Common
Stock for issuance:

         Stock option plans...............................................................           4,000,000
         Convertible Debentures convertible into Common Stock at a conversion price
              of $8.50 per share on or before December 15, 2007...........................             324,235
         Series A Preferred Stock convertible into Common Stock at a conversion rate
              of 33 1/3 Common Shares per share...........................................           1,099,500
         Series B Preferred Stock convertible into Common Stock at a conversion rate of 151 1/2
              Common Shares per                                                                     23,957,301
              share.....................................................................
         Convertible Senior Subordinated Discount Notes convertible into Common
              Stock, after November 5, 1998, at a conversion price of $.70 per share......          13,765,714
                                                                                                    ----------
         Total reserved shares............................................................          43,146,750
                                                                                                    ==========

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                                   (UNAUDITED)



8.       RELATED PARTY TRANSACTIONS:

         During the six months ended June 30, 2000, the Company borrowed an aggregate of $540,000 from Mitchell Rubinson, the Chairman of the Board and Chief Executive Officer of the Company and principal shareholder, pursuant to the terms of a $1 million line of credit bearing interest at 10% per annum. The loans are due on demand. As of August 2, 2000, the balance of such loans was $854,000.

         As of June 30, 2000, the Company owed Mr. Rubinson $132,500 of salary and benefits applicable to the six months ended June 30, 2000. The balance of such amounts at August 2, 2000 was $143,365.



9.       COMMITMENTS AND CONTINGENCIES:

         On February 24, 1999, IFFP entered into a line of credit agreement with Citibank (Poland) S.A. under which Citibank granted IFFP a loan in the amount of $5,000,000. The purpose of the line of credit was to finance the construction of nine Burger King restaurants. The line of credit is priced at 0.8% above LIBOR (7.3% at December 31, 1999) and was originally scheduled to mature on January 15, 2000. In order for IFFP to enter into the credit agreement with Citibank, holders of our outstanding 11% convertible notes were required to waive applicable provisions of the note indenture. As compensation for the waiver, the note holders were issued an aggregate of 204,585 shares of our common stock, with a fair value of $.56 per share.

         The line of credit is guaranteed by Burger King and the Company granted Burger King a security interest in the outstanding shares of IFFP. As a condition to the guarantee, Burger King required that the Company, IFFP and Mitchell Rubinson, the Chairman of the Board and Chief Executive Officer of the Company and a principal shareholder, enter into a general release in favor of Burger King for any and all matters occurring before the date of the guarantee. Additionally, the Company and IFFP entered into a reimbursement agreement (the "Reimbursement Agreement") under which the Company agreed to reimburse Burger King for any and all amounts paid out by Burger King under the guaranty and all costs and expenses incurred by Burger King in connection with the enforcement of its rights under the Reimbursement Agreement. Burger King also required that the Company, IFFP and Rubinson execute a general release of Burger King relating to any matters that occurred before the execution of the Credit Agreement.

         Additionally, Mr. Rubinson entered into a purchase agreement with Burger King which provides that if IFFP and the company default on their obligations under the Reimbursement Agreement and Burger King takes possession of the IFFP shares, Mr. Rubinson is required to purchase the IFFP shares from Burger King for an amount equal to all amounts paid out by Burger King under the guaranty and all costs and expenses incurred by Burger King in connection with the enforcement of its rights under the Reimbursement Agreement. Mr. Rubinson received a fee of $150,000 from the Company in connection with the Purchase Agreement.

         In October 1999, IFFP increased the amount of the line of credit to $8,000,000. IFFP could increase the line of credit in increments of $500,000 to an aggregate of $10,000,000 if it met specified criteria. The maturity date of the line of credit was extended to December 2002. Drawings on the line in excess of the original $5,000,000 bore interest at 0.95% above LIBOR. The guarantee would automatically terminate in October 2002. In addition, Burger King could withdraw its guarantee if certain criterion set forth in the Guarantee of Future Advances Agreement were not met. In connection with the increase of the line of credit, all of the prior transaction documents were re-executed, including the purchase agreement and the release and the Company, Mr. Rubinson,

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                                   (UNAUDITED)



         IFFP and BKC entered into the Guarantee of Future Advances Agreement pursuant to which BKC would guarantee the repayment of future funds advanced under the line of credit. Additionally, as security for the line of credit, Burger King required that Mr. Rubinson enter into a personal guaranty with Burger King and pledge 5,000,000 shares of the Company's common stock owned by him. In connection with these matters, the Company entered into a reimbursement and fee agreement whereby the Company agreed to reimburse Mr. Rubinson for all amounts paid by him under his personal guaranty and to pay him a fee equal to 3% annually of the amount being guaranteed. In order for IFFP to increase the line of credit, holders of the outstanding 11% convertible notes were required to waive applicable provisions of the note indenture.

         On June 16, 2000, the Company entered into an agreement (the "Agreement") with Burger King Corporation ("BKC"), pursuant to which BKC agreed, among other things, to discharge $8 million (plus interest) due to Citibank under IFFP credit facility and will be freed of the obligation to guarantee any future borrowings by IFFP. In addition, BKC, on the one hand, and the Company, IFFP and Mr. Rubinson, the Company's Chairman and Chief Executive Officer, on the other hand, granted mutual general releases with respect to any claims that may have arisen prior to the date of the Agreement, subject to certain exceptions. The Agreement also permits the Company, in its discretion, to close Burger King stores that are unprofitable, and thereafter to dispose of them as it deems fit. The Company recognized a gain on this transaction which is comprised as follows:


   Repayment of  IFFP line of credit by BKC, including accrued interest of
        $109,898..............................................................       $ 8,109,898
   Write-off of unamortized debt issuance costs...............................        (1,624,830)
   Legal and professional fees................................................
                                                                                        (654,652)
   Gain on settlement.........................................................        $5,830,416
                                                                                     ===========


         In connection with the settlement agreement , the warrant held by BKC to purchase 4,000,000 shares of common stock of the Company at a price of $2.00 per share was cancelled.


10.      LITIGATION:

         DISPUTE WITH POLISH FISCAL AUTHORITIES. As of July 1995, IFFC may have become subject to penalties for failure to comply with an amended tax law requiring the use of cash registers with certain calculating and recording capabilities and which are approved for use by the Polish Fiscal Authorities. As a penalty for noncompliance, Polish tax authorities may disallow certain value added tax deductions for July and August 1995. Additionally, penalties and interest may be imposed on these disallowed deductions. Although IFFP's NCR Cash Register System was a modern system, it could not be modified. In 1998, IFFP replaced the system with a new Siemen's system which complies with Polish regulations. In December 1999, the Polish Tax Court ruled against IFFP but reduced the fine and related penalties to 440,000 Polish zlotys or approximately US$100,018 at June 30, 2000 exchange rates.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                                   (UNAUDITED)

         REGENESIS MATTER. The Company is a party to the following legal proceeding: ELPOINT COMPANY, LLC AND GENNADY YAKOVLEV, VS. MITCHELL RUBINSON, MARILYN RUBINSON, EDDA RUBINSON, NIGEL NORTON, JAMES F. MARTIN, LEON BLUMENTHAL, LAWRENCE RUTSTEIN, SHULMAN & ASSOCIATES, INC., MANNY SCHULMAN, FRANKLYN WEICHSELBAUM, JAMES MIRANTI, INTERNATIONAL FAST FOOD CORPORATION, DOMINO'S PIZZA INTERNATIONAL, INC., REGENESIS HOLDINGS CORPORATION, United States District Court, Northern District of California (Case No. 99-1107 CRB). On March 10, 1999, certain shareholders of Regenesis Holdings Corporation (f/k/a QPQ Corporation) ("Regenesis") filed a complaint against IFFC and certain of its senior management and principal shareholders, including Mitchell Rubinson, IFFC's Chairman of the Board and Chief Executive Officer, and James Martin, IFFC's former Vice President and Chief Financial Officer. Regenesis formerly held the right to develop Domino's Pizza stores in Poland. Certain former officers and principal stockholders of Regenesis are officers and principal shareholders of IFFC. The complaint alleges, among other things, that the defendants fraudulently transferred the Domino's development rights to IFFC, thereby causing Regenesis to lose value. Additionally, the complaint alleges that IFFC engaged in the misappropriation of corporate opportunities of Regenesis. We reached a settlement in this matter and pursuant to such settlement, we must pay $300,000. An accrual for this amount has been provided for in the 1999 consolidated financial statements.

         OTHER LITIGATION. The Company is not a party to any litigation or governmental proceedings that management believes would result in any judgments or penalties that would have a material adverse effect on the Company.

11.      SEGMENT INFORMATION:

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

         The following table presents financial information regarding the Company's different industry segments as of and for the six month periods ended June 30, 2000 and 1999 (in thousands).

                                          Six Months Ended June 30, 2000 (unaudited)
                                          ------------------------------------------
                                      IFFP      PKP       Total   Corporate   Consolidated
                                      ----      ---       -----   ---------   ------------

Restaurant/store sales ............   $4,022   $1,832   $ 5,854    $  --      $ 5,854
Food and packaging costs ..........    1,367      592     1,959       --        1,959
Restaurant operating costs ........    2,427    1,108     3,535       --        3,535
Depreciation and amortization .....    1,141      301     1,442       --        1,442
General and administrative expenses      608      282       890        625      1,515
                                      ------   ------    ------    -------    -------
Loss from operations ..............  $(1,521)  $ (451)  $(1,972)   $  (625)   $(2,597)
                                      ======   ======    ======    =======    =======

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                                   (UNAUDITED)

                                         Three Months Ended June 30, 2000 (unaudited)
                                        IFFP      PKP    Total  Corporate  Consolidated
                                        ----      ---    -----  ---------  ------------

Revenue ...........................  $ 1,874      $873   $2,747   $  --       $ 2,747
Food and packaging costs ..........      636       284      920      --           920
Restaurant operating costs ........    1,182       528    1,710      --         1,710
Depreciation and amortization .....      563       153      716      --           716
General and administrative expenses      270       147      417       363         780
                                        ----      ----   ------    -------     -------
Loss from operations ..............  $ ( 777)  $ ( 239) $(1,016)   $ (363)   $(1,379)
                                        ====    ======   =======   =======    =======


                                             Six Months Ended June 30, 1999 (unaudited)
                                       IFFP      PKP     Total   Corporate Consolidated
                                       ----      ---     -----   ----------------------

Restaurant/store sales...........    $ 5,655  $  2,187  $ 7,842  $     --   $   7,842
Food and packaging costs.........      2,285       744    3,029        --       3,029
Restaurant operating costs.......      3,104     1,146    4,250        --       4,250
Preopening                               599       140      739        --         739
   expenses..................
Depreciation and amortization....      1,030       255    1,285        --       1,285
General and administrative expenses      672       233      905     1,354       2,259
                                       -----     -----     ----     -----       -----
Loss from operations.............   $ (2,035) $  (331) $ (2,366) $ (1,354)    $(3,720)
                                     ========   ======  ======== ========      ======


                                           Three Months Ended June 30, 1999 (unaudited)
                                       IFFP      PKP     Total   Corporate  Consolidated
                                       ----      ---     -----   ---------  ------------

Revenue..........................   $  2,990  $  1,157  $ 4,147  $    -  $      4,147
Food and packaging costs.........      1,185       391    1,576       -         1,576
Restaurant operating costs.......      1,805       595    2,400       -         2,400
Preopening expenses..............        234        57      291       -           291
Depreciation and amortization....        362        49      411       -           411
General and administrative expenses      342       108      450      530          980
                                       -----     -----    -----   -----        ------
Loss from operations.............   $ ( 938)      $(43) $  (981)  $ (530)    $ (1,511)
                                      =======    ====== =======   =======      =======


Total assets:
   December 31, 1999.............   $  8,332  $  3,261 $ 21,593   $4,288   $   25,881
   June 30, 2000.................   $  7,015  $  3,048 $ 20,063   $1,123   $   21,186
        === =====                   =========  ======= ========   ======   ==========

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

SIX MONTHS ENDED JUNE 30, 2000 VS SIX MONTHS ENDED JUNE 30, 1999

RESULTS OF OPERATIONS

         For the six months ended June 30, 2000 and June 30, 1999, IFFC generated sales of $5,853,689 and $7,841,918, respectively, which includes sales of $4,022,338 and $5,654,843 for the Burger King restaurants and $1,831,351 and $2,187,075 for the Domino's Pizza stores, respectively. In U.S. dollar and Polish zloty terms IFFC's Burger King restaurant sales decreased by approximately 28.9 and 21.8%, respectively, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. In U.S. dollar and Polish zloty terms IFFC's Burger King same restaurant sales decreased by approximately 25.2% and 17.7%, respectively, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The decrease in same restaurant sales was primarily attributable to the initial start up of television advertising in February 1999 compared to limited local store marketing promotions during the six months ended June 30, 2000. In U.S. dollar terms, IFFC's Domino's store sales decreased by approximately 16.3% for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. In Polish zloty terms, IFFC's Domino's store sales decreased by approximately 7.9% for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. In U.S. dollar and Polish zloty terms IFFC's Domino's same store sales decreased by approximately 23.6% and 15.9%, respectively, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The decrease in same store sales was attributed to increased competition in the Warsaw market, as well as the effect of less advertising during the six months ended June 30, 2000, as compared to the six months ended June 30, 1999.

         Food and packaging costs applicable to Burger King restaurants for the six months ended June 30, 2000 and 1999 were 34% and 40.4% of restaurant sales, respectively. The 6.4% decrease as a percentage of restaurant sales was primarily attributable to increased menu prices coupled with lower food costs obtained from key suppliers. Food and packaging costs applicable to Domino's stores for the six months ended June 30, 2000 and 1999 were 32.3% and 34% of store sales, respectively. The 1.7% decrease as a percentage of store sales was primarily attributable to a reduction in the cost of key food items from its major vendors.

         Payroll and related costs applicable to Burger King restaurants for the six months ended June 30, 2000 and 1999 were 23.8% and 18.6% of restaurant sales, respectively. The 5.2% increase as a percentage of restaurant sales was primarily the result of fixed labor costs at low volume drive thru restaurants. Payroll and related costs applicable to Domino's stores for the six months ended June 30, 2000 and 1999 were 21.3% and 21.3% of store sales, respectively.

         Occupancy and other operating expenses applicable to Burger King restaurants for the six months ended June 30, 2000 and 1999 were 36.6% and 26.3% of restaurant sales, respectively. The 10.3% increase as a percentage of restaurant sales was primarily attributable to fixed costs incurred at low volume drive thru restaurants. Occupancy and other operating expenses applicable to Domino's stores for the six months ended June 30, 2000 and 1999 were 39.2% and 31.2% of store sales, respectively. The 8.0% increase as a percentage of store sales is primarily attributable to higher delivery vehicle costs coupled with higher fixed costs at the new Domino's commissary.

         Depreciation and amortization expense applicable to Burger King restaurants was $1,140,871 as compared to $1,029,942 for the six months ended June 30, 2000 and 1999, respectively. Depreciation and amortization expense applicable to Domino's stores was $301,524 as compared to $255,025 for the six months ended June 30, 2000 and 1999, respectively. General and administrative expenses for the six months ended June 30, 2000 and 1999 were 25.9% and 28.8% of sales, respectively. The 2.9% decrease as a percentage of sales was primarily attributable to lower salaries, legal and professional fees and consulting fees incurred at the corporate level. For the six months ended June 30, 2000, general and administrative expenses consisted of executive and office staff salaries and benefits ("Salary Expenses") of $517,725; legal and professional fees, office rent, travel, telephone and other corporate expenses ("Corporate Overhead Expenses") of $893,248, and depreciation and amortization of $104,509. For the six months ended June 30, 1999, general and administrative expense included Salary Expenses of $711,951; Corporate Overhead Expenses of $1,459,455, and depreciation and amortization of

$87,308. The $743,232 decrease is primarily attributable to a reduction of salaries and benefits expenses at the corporate level; and a reduction in legal and professional and consulting fees primarily incurred in 1999 as the result of the Citibank loan.

         For the six months ended June 30, 2000 and 1999 Interest and Other Income consisted of the following:

                                                                       Six Months Ended June 30,
                                                                       -------------------------
                                                                            2000        1999
                                                                            ----        ----
Interest income ....................................................... $   41,653   $   66,423
All other, net ........................................................    175,949      185,006
                                                                        ----------   ----------
Total ................................................................. $  217,602   $  251,429
                                                                        ==========   ==========
         Interest Expense consisted of the following:
                                                                        Six Months Ended June 30,
                                                                        -------------------------
                                                                            2000         1999
                                                                            ----         ----
Interest Expense on 9% Subordinated Convertible Debentures ............ $  124,020   $  124,020
Amortization of Debt Issuance Costs ...................................    366,861       65,056
Accretion of discount on 11% Convertible Senior Subordinated
   Discount Notes .....................................................    474,040    1,251,242
Interest Expense on Bank Facilities ...................................    469,395      226,434
Capitalized interest ..................................................       --    (   155,100)
                                                                         ---------   ----------
Total ................................................................. $1,434,316   $1,511,652
                                                                        ==========   ==========

         Interest expense exceeded interest and other income by $1,216,714 and $1,260,223 for the six months ended June 30, 2000 and 1999, respectively. The primary reason for the decrease for the six month period ended June 30, 2000 was higher interest and amortization of debt issuance costs, an increase in borrowings under bank facilities, a decrease in capitalized interest, all of which were offset by lower accretion of discount on the 11% Convertible Senior Subordinated Discount Notes.

         IFFC's interest expense on bank facilities was $469,395 and $226,434 for the six months ended June 30, 2000 and 1999, respectively. The $242,961 increase was attributable to IFFC's increase of borrowings under bank credit facilities.

         See Liquidity and Capital Resources for details relating to the $5,830,416 gain recognized on the settlement of disputes with BKC.

         As a result of the foregoing, for the six months ended June 30, 2000, IFFC reported net income of $2,134,559 (which includes a non-recurring gain of $5,830,416) or $.04 per share of IFFC's Common Stock compared to a net loss of $5,744,716, or $(.13) per share of IFFC's Common Stock for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         To date, IFFC's business operations have been principally financed by proceeds from public offerings of IFFC's equity and debt securities, private offerings of equity and debt securities, proceeds from various bank credit facilities, proceeds from the sale of certain equity securities, the settlement of certain litigation and disputes with BKC, loans from shareholders and proceeds from the private sale of the Notes.

         Net cash provided by operating activities for the six months ended June 30, 2000 was $6,531,982 as compared to net cash used in operating activities for the six months ended June 30, 1999 of $1,803,986. The increase was primarily attributable to the gain on settlement of disputes with BKC before write-off of expenses related thereto.

         Net cash flows (used in) provided by investing activities increased from $(5,104,954) to $931,616 for the six months ended June 30, 1999 and 2000, respectively. The increase was primarily attributable to the lack of development of Burger King restaurants and Domino's stores in 2000.

         Net cash (used in) provided by financing activities decreased by $11,381,529 for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. The decrease was primarily attributable to fewer advances under the Citibank Loan in 2000, as well as substantial loan repayments during the period.

         As of June 30, 2000, IFFC had negative working capital of approximately $4,644,590 and cash of $229,641. IFFC has significant commitments to develop restaurants in accordance with the BKC Agreement and the Domino's Agreement. The Company does not presently have sufficent financial resources to meet its development obligations under the terms of the BKC and Domino's agreements. The Company has sustained losses from operations since its incorporation in December 1991. For the six months ended June 30, 2000 and 1999, the Company reported net income of $2,134,559 (which includes a non-recurring gain of $5,830,416) and a net loss of $(5,744,716), respectively. At June 30, 2000 the Company had an accumulated deficit of $33,338,670. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

         CONVERTIBLE NOTES -- In November 1997, the Company sold $27,536,000 of its 11% Convertible Senior Subordinated Discount Notes Due October 31, 2007 (the "Notes") in a private offering. Interest is payable semi-annually, in cash, on April 30 and October 31 of each year, commencing April 30, 2001. The Notes are comprised as follows at June 30, 2000 and December 31, 1999:


                                                                        June 30,          December 31,
                                                                          2000                1999
                                                                          ----                ----
    Face amount of notes at maturity.........................           $9,636,000         $9,636,000
    Unamortized   discount   to  be  accreted  as  interest
      expense and added to the original  principal  balance
      of the notes over a period of three years..............             (343,428)          (817,468)
                                                                         ----------         ----------
    Carrying value...........................................           $9,292,572         $8,818,532
                                                                        ==========         ==========


         The Notes are convertible, at the option of the holder, into Common Stock at any time after November 5, 1998. On August 31, 1999, $17,900,000 of the Notes were exchanged for an aggregate of 158,134 shares of Series B Convertible Preferred Stock. Additionally, in October 1999, the remaining holders of the Notes agreed to amend the Notes to provide that interest earned on the Notes from October 31, 2000 to October 31, 2003 will be paid in Notes, rather than cash. Interest payable thereafter will be payable in cash. As of June 30, 2000, no additional portion of the Notes had been converted into Common Stock or Preferred Stock.

         DISPUTE WITH POLISH FISCAL AUTHORITIES -- IFFC anticipates that it will continue to incur certain expenses in connection with its disputes with the Polish Fiscal Authorities. See "Legal Proceedings -- Dispute with Polish Fiscal Authority" for a description of such matters and IFFC's best estimates of the expenses IFFC anticipates incurring and the timing of such expenses.

         POLISH BANK ACCOUNTS -- As of June 30, 2000 and December 31, 1999, the Company had approximately $229,641 and $334,009, respectively, in Polish bank accounts with substantially all of such funds held as U.S. dollar denominated deposits. Substantially all of the Company's remaining cash is held in U.S. dollar accounts in U.S. Banks.

         CREDIT FACILITIES - We have also financed our operations through the use of credit facilities.

         In January 1993, IFFP entered into a revolving credit facility with American Bank of Poland S.A. ("AmerBank") totaling 300,000 zlotys (approximately $72,319 at December 31, 1999 exchange rates). Borrowings under the AmerBank credit facility were secured by a guarantee of our company and bore interest at a monthly adjusted variable rate approximately equal to AmerBank's prime rate. In April 1996, the credit available was decreased to 200,000 zlotys (approximately $48,215 at December 31, 1999 exchange rates) and in March 1997, the credit facility was further decreased to 100,000 zlotys (approximately $22,731 at June 30, 2000 exchange rates). The credit facility expires on September 30, 2000. On June 30, 2000 and July 31, 2000, there were no amounts outstanding under this facility.

         In September 1996, PKP entered into a revolving credit facility with AmerBank totaling 100,000 zlotys (approximately $22,731 at June 30, 2000 exchange rates). The note is secured by our guarantee. The credit facility expires on May 31, 2001. The balance on this note as of June 30, 2000 and July 31, 2000 was $2,583 and $0, respectively.

         In May 1997, we entered into a $999,000 credit facility with Totalbank that is secured by $999,000 of certificates of deposit. The credit facility bears interest at 6.5% per annum and was originally scheduled to mature in August 1998. The credit facility was renewed in February 2000 for six months under the same terms and is scheduled to mature in August 2000. The company paid off and terminated this facility on June 2, 2000.

         In August 1997, we executed a credit agreement with AmerBank in the amount of $950,000. Interest is payable monthly at the prevailing one month LIBOR rate plus 2.75% (9.25% at December 31, 1999). Commencing in March 1998, the loan is being repaid in monthly installments of $32,000 for 29 months with a balloon payment of $22,000 due on August 12, 2000. The loan is secured by all existing restaurant assets and IFFC's guarantee. The balance of this credit facility as of June 30, 2000 was $54,000 and as of May 15, 2000 was $32,000.

         In April 1998, PKP entered into a $300,000 development loan with AmerBank for the development of its Domino's stores. Borrowings under this credit facility are secured by: (a) fixed assets of each new restaurant financed; and (b) our guarantee. The loan is being repaid in ten equal quarterly installments of $30,000 starting in December 1998, with a final payment due at maturity (March 26, 2001). Interest is paid monthly at the prevailing one month LIBOR rate plus 31/8% (9.63% at December 31, 1999). As of June 30, 2000 and July 31, 2000, approximately $86,363 was outstanding on the facility.

         In June 1998, IFFP entered into a development loan in the principal amount of $1.3 million with AmerBank. Borrowings under this credit facility are to be made until June 18, 2000 and are secured by: (a) fixed assets of each new restaurant financed; and (b) our guarantee. The loan is scheduled to be repaid in thirty-five equal monthly installments of $36,111, starting in June 2000, with a final payment of $36,115 due at maturity, which is May 18, 2003. Interest is to be paid monthly at the prevailing one month LIBOR rate plus 2.5% (9.0% at December 31, 1999). According to the terms of the agreement, the proceeds of the loan are to be used to finance up to half of the costs of furnishing and commencing operation of Burger King restaurants operated by IFFP. In October 1998, we executed an amendment to this facility with AmerBank, increasing the borrowing limit to $1.5 million. The scheduled loan payments are as follows: thirty-five equal monthly installments of $41,666 starting in June 2000 with a final payment of $41,690 due at maturity on May 18, 2003. As of June 30, 2000 and July 31, 2000, $1,458,334 and $1,416,667, respectively was outstanding on this credit facility.

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

         The line of credit is guaranteed by Burger King and the Company granted Burger King a security interest in the outstanding shares of IFFP. As a condition to the guarantee, Burger King required that the Company, IFFP and Mr. Rubinson, the Chairman of the Board and Chief Executive Officer of the Company and a principal shareholder, enter into a general release in favor of Burger King for any and all matters occurring before the date of the guarantee. Additionally, the Company and IFFP entered into a reimbursement agreement (the "Reimbursement Agreement") under which the Company agreed to reimburse Burger King for any and all amounts paid out by Burger King under the guaranty and all costs and expenses incurred by Burger King in connection with the enforcement of its rights under the Reimbursement Agreement. Burger King also required that the Company, IFFP and Mr. Rubinson execute a general release of Burger King relating to any matters that occurred before the execution of the Credit Agreement.

         Additionally, Mr. Rubinson entered into a purchase agreement with Burger King which provides that if IFFP and the Company default on their obligations under the Reimbursement Agreement and Burger King takes possession of the IFFP shares, Mr. Rubinson is required to purchase the IFFP shares from Burger King for an amount equal to all amounts paid out by Burger King under the guaranty and all costs and expenses incurred by Burger King in connection with the enforcement of its rights under the Reimbursement Agreement. Mr. Rubinson received a fee of $150,000 from the Company in connection with the Purchase Agreement.

         In October 1999, IFFP increased the amount of the line of credit to $8,000,000. IFFP could increase the line of credit in increments of $500,000 to an aggregate of $10,000,000 if it met specified criteria. The maturity date of the line of credit was extended to December 2002. Drawings on the line in excess of the original $5,000,000 bore interest at 0.95% above LIBOR. The guarantee would automatically terminate in October 2002. In addition, Burger King could withdraw its guarantee if certain criterion set forth in the Guarantee of Future Advances Agreement were not met. In connection with the increase of the line of credit, all of the prior transaction documents were re-executed, including the purchase agreement and the release and the Company, Mr. Rubinson, IFFP and BKC entered into the Guarantee of Future Advances Agreement pursuant to which BKC would guarantee the repayment of future funds advanced under the line of credit. Additionally, as security for the line of credit, Burger King required that Mr. Rubinson enter into a personal guaranty with Burger King and pledge 5,000,000 shares of the Company's common stock owned by him. In connection with these matters, the Company entered into a reimbursement and fee agreement whereby the Company agreed to reimburse Mr. Rubinson for all amounts paid by him under his personal guaranty and to pay him a fee equal to 3% annually of the amount being guaranteed. In order for IFFP to increase the line of credit, holders of the outstanding 11% convertible notes were required to waive applicable provisions of the note indenture.

         On June 16, 2000, the Company entered into an agreement (the "Agreement") with Burger King Corporation ("BKC"), pursuant to which BKC agreed, among other things, to discharge $8 million (plus interest) due to Citibank under IFFP credit facility and will be freed of the obligation to guarantee any future borrowings by IFFP. In addition, BKC, on the one hand, and the Company, IFFP and Mr. Rubinson, the Company's Chairman and Chief Executive Officer, on the other hand, granted mutual general releases with respect to any claims that may have arisen prior to the date of the Agreement, subject to certain exceptions. The Agreement also permits the Company, in its discretion, to close Burger King stores that are unprofitable, and thereafter to dispose of them as it deems fit. The Company recognized a gain on this transaction which is comprised as follows:



       Repayment of  IFFP line of credit by BKC, including accrued interest of
              $109,898.........................................................     $ 8,109,898
         Write-off of unamortized debt issuance costs..........................      (1,624,830)
         Legal and professional fees...........................................
                                                                                       (654,652)
                                                                                 --------------
         Gain on settlement....................................................      $5,830,416
                                                                                 ==============


         In connection with the settlement agreement the warrant held by BKC to purchase 4,000,000 shares of common stock of the Company at a price of $2.00 per share was cancelled.

         SHAREHOLDER LOANS -- During the six months ended June 30, 2000, the Company borrowed an aggregate of $540,000 from Mitchell Rubinson, the Chairman of the Board and Chief Executive Officer of the Company and principal shareholder, pursuant to the terms of a $1 million line of credit bearing interest at 10% per annum. The loans are due on demand. As of August 2, 2000, the balance of such loans was $854,000.

         As of June 30, 2000, the Company owed Mr. Rubinson $132,500 of salary and benefits applicable to the six months ended June 30, 2000. The balance of such amounts at August 2, 2000 was $143,365.



         ACCOUNTING POLICIES -- The following is a summary of certain accounting policies that are new or have become material to the Company's operations during the first and second quarters of 1999 and 2000. For a discussion of all of the Company's material accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

         Prior to January 1, 1999, the Company capitalized preopening costs associated with opening new restaurants. Upon commencement of revenue producing activities at a restaurant location, these capitalized preopening costs were amortized over one year. In April 1998, the Accounting Standards Executive Committee of the American Institute of Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start-up activities to be expensed as incurred. The Company adopted SOP 98-5 on January 1, 1999. Upon adoption, the Company expensed previously capitalized start-up costs totaling $620,000 at January 1, 1999. In accordance with SOP 98-5, adoption has been reported as a cumulative effect of change in accounting principle on the accompanying statement of operations for the three months ended March 31, 1999. Preopening costs incurred subsequent to December 31, 1998 have been charged directly to expense.

         The Company accounts for advertising expense in accordance with SOP 93-7, "Accounting for Advertising Costs" which generally requires that advertising costs be expensed either as incurred or the first time the advertising takes place. It is the Company's policy to expense advertising costs the first time the advertising takes place. However, Accounting Principles Board Opinion ("APB") No. 28, "Interim Financial Reporting" allows advertising costs to be deferred within a fiscal year if the benefits of an advertising expenditure clearly extend beyond the interim period in which the expenditure is made. Pursuant to APB 28, it is the Company's policy to defer advertising expenses at the end of interim periods to the extent that such costs will clearly benefit future interim periods. During the six months ended June 30, 2000, the Company incurred advertising expense of $446,010, all of which was charged to expense during the period. During the six months ended June 30, 1999, the Company incurred advertising expense of approximately $1,490,056, of which approximately $576,651 was deferred at June 30, 1999 and was included in prepaid expenses on the accompanying balance sheet as of June 30, 1999. Pursuant to SOP 93-7, the Company is required to expense all advertising incurred at the end of the fiscal year.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

         The official currency in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. At June 30, 2000, the exchange rate was 4.40 zlotys per dollar. The accounts of IFFC's Polish subsidiaries are maintained using the Polish zloty.

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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         DISPUTE WITH POLISH FISCAL AUTHORITY. In 1995, IFFP became subject to penalties for failure to comply with an amended tax law requiring the use of cash registers with calculating and recording capabilities and which are approved for use by the Polish Fiscal Authorities. As a penalty for noncompliance, Polish tax authorities had the right to disallow some value added tax deductions for July and August 1995. Additionally, penalties and interest could have been imposed on these disallowed deductions. Although IFFP's NCR Cash Register System was a modern system, it could not be modified. IFFP replaced the system with a new Siemen's system which complies with Polish regulations. In December 1999, the Polish Tax Court ruled against IFFP but reduced the fine and related penalties to 440,000 Polish zloty or approximately $100,018 using June 30, 2000 exchange rates.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:

                           27.1 - Financial Data Schedule (filed electronically only).

                  (b) The following reports on Form 8-K were filed during the quarter ended on June 30, 2000:



                           (i) On June 16, 2000, the Registrant entered into a settlement agreement with Burger King Corporation regarding settlement of various disputes between the parties.

                           (ii) On June 20, 2000, the Registrant reported that Arthur Andersen LLP resigned as independent auditors of the Registrant.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, International Fast Food has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         INTERNATIONAL FAST FOOD CORPORATION



DATE:  August 14, 2000                   By: /S/ MITCHELL RUBINSON
                                            ----------------------
                                             Mitchell Rubinson, Chairman of the
                                             Board, Chief Executive Officer
                                             (Principal Executive Officer),
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)