Form 10QSB
period 2000-09-30
INTERNATIONAL FAST FOOD CORP
filed 2000-11-17
CIK 885549

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended September 30, 2000


[X]        Transition Report Under Section 13 or 15(d) of the Exchange Act

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


--------------------------------------------------------------------------------

                          1000 LINCOLN ROAD, SUITE 200
                           MIAMI BEACH, FLORIDA 33139
      --------------------------------------------------------------------
                     (Address of Principal Executive Office)



                                 (305) 531-5800
      --------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the issuer's common stock, par value $.01 per share as of November 10, 2000 was 458,633.


Traditional Small Business Disclosure Format:   Yes [ ]  No [X]

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES


                                      INDEX


PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of September 30, 2000
           (unaudited) and December 31,
           1999...........................................................     2

           Consolidated Statements of Operations for the Three
           Months and Nine Months Ended September 30, 2000 and 1999
           (unaudited)....................................................   3-4

           Consolidated Statements of Shareholders' (Deficit)
           for the Nine Months Ended September 30, 2000
           (unaudited)....................................................     5

           Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 2000 and 1999
           (unaudited)....................................................     6

           Notes to Consolidated Financial Statements.....................  7-18

           ITEM 2. Management's Discussion and Analysis or Plan of
           Operation...................................................... 19-27

PART II.   OTHER INFORMATION

           ITEM 1.  Legal Proceedings......................................   28
           ITEM 4.  Submission of Matters to a Vote of  Security Holders...   28
           ITEM 6.  Exhibits and Reports on Form 8-K.......................   29
           SIGNATURES......................................................   30

                        PART I. FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS.


               INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                                                                   SEPTEMBER 30        DECEMBER 31
                                                                                       2000               1999
                                                                                   ------------        -----------
CURRENT ASSETS:                                                                     (unaudited)
      Cash .....................................................................   $    165,733    $    383,531
      Restricted cash and certificates of deposit ..............................           --           999,990
      Receivables ..............................................................        262,411         246,077
      Inventories ..............................................................        554,490         795,906
      Prepaid expenses and other ...............................................        184,855         147,009
                                                                                   ------------    ------------
           Total Current Assets ................................................      1,167,489       2,572,513
Furniture,  Equipment,  Buildings and  Leasehold  Improvements,
   net of accumulated depreciation and amortization of
   $9,581,215 and $7,786,191 ...................................................     15,714,498      18,957,883

Deferred  Debt  Issuance  Costs, net of accumulated amortization
   of $500,186 and $511,723, respectively ......................................        918,174       2,931,015
Other Assets, net of accumulated amortization of $564,856 and $443,033,
    respectively ...............................................................      1,135,612       1,132,548
Burger King  Development  Rights, net of accumulated amortization
  of $206,081 and $74,324, respectively ........................................         43,919         175,676
Domino's  Development  Rights, net of accumulated amortization of
   $101,023 and $77,710, respectively ..........................................         88,080         111,393
                                                                                   ------------    ------------
           Total Assets ........................................................   $ 19,067,772    $ 25,881,028
                                                                                   ============    ============

                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
      Accounts payable .........................................................   $  1,723,085    $  2,658,055
      Accrued interest payable .................................................        107,670          56,137
      Other accrued expenses ...................................................      2,073,346       1,960,956
      Current portion of bank credit facilities ................................        580,621       1,615,685
      Shareholder loans ........................................................      1,158,000            --
      Other current liabilities ................................................        250,000            --
                                                                                   ------------    ------------

           Total Current Liabilities ...........................................      5,892,722       6,290,833
11% Convertible Senior Subordinated Discount Notes due October 31, 2007 ........      9,551,085       8,818,532
Bank Credit Facilities .........................................................        916,669       8,176,950
9% Subordinated Convertible Debentures, due December 15, 2007 ..................      2,756,000       2,756,000
                                                                                   ------------    ------------
           Total Liabilities ...................................................     19,116,476      26,042,315
                                                                                   ------------    ------------
Other Liabilities ..............................................................           --           250,000
                                                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS'  (DEFICIT):
      Series A Convertible Preferred Stock, $.01 par value, 2,000,000 shares authorized; 32,985 shares issued and outstanding (liquidation preference of
        $3,298,500) ............................................................            330             330
      Series B Convertible Preferred Stock, $.01 par value, 400,000 shares authorized; 158,134 shares issued and outstanding (liquidation preference
        of $15,813,400) ........................................................          1,581           1,581
      Common  Stock, $.01 par value, 2,000,000 shares authorized; 458,633 and
        454,977 shares issued and outstanding, respectively ....................          4,586           4,550
      Additional paid-in capital ...............................................     35,105,445      34,956,526
      Accumulated deficit ......................................................    (35,160,646)    (35,374,274)
                                                                                   ------------    ------------
           Total Shareholders' (Deficit) .......................................        (48,704)       (411,287)
                                                                                   ------------    ------------
           Total Liabilities and Shareholders' (Deficit) .......................   $ 19,067,772    $ 25,881,028
                                                                                   ============    ============



                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                                  SEPTEMBER 30                    SEPTEMBER 30,
                                                                                  ------------                    -------------
                                                                                 2000           1999         2000          1999
                                                                                 ----           ----         ----          ----
REVENUES:
Sales ......................................................................  $ 2,517,869   $ 3,747,425  $ 8,371,558  $ 11,589,343

FOOD AND PACKAGING COSTS ...................................................      819,221     1,384,910    2,777,465     4,413,430
                                                                              -----------   ------------  ----------- ------------

GROSS PROFIT ...............................................................    1,698,648     2,362,515    5,594,093     7,175,913
                                                                              -----------   ------------  ----------- ------------

OPERATING EXPENSES:
    Payroll and related costs ..............................................      615,549       821,219    1,960,226     2,339,070
    Occupancy and other operating expenses .................................    1,152,191     1,486,404    3,342,487     4,219,257
    Preopening expenses ....................................................         --          35,567         --         774,159
    Depreciation and amortization ..........................................      577,602       699,672    2,019,997     1,984,639
    Provision for loss on sale and asset impairment charges ................      603,110          --        603,110          --
                                                                              -----------   ------------  ----------- ------------
           Total operating expenses ........................................    2,948,452     3,042,862    7,925,820     9,317,125
                                                                              -----------   ------------  ----------- ------------
Loss from operations before general and administrative expenses ............   (1,249,804)     (680,347)  (2,331,727)   (2,141,212)
GENERAL AND ADMINISTRATIVE EXPENSES ........................................      586,852       959,430    2,102,334     3,218,144
                                                                              -----------   ------------  ----------- ------------
Loss from operations .......................................................   (1,836,656)   (1,639,777)  (4,434,061)   (5,359,356)
                                                                              -----------   ------------  ----------- ------------

OTHER INCOME (EXPENSES):
    Interest and other income, net .........................................       19,386       847,353      236,988     1,098,782
    Interest expense, including amortization of Issuance costs .............     (412,446)     (706,562)  (1,846,762)   (2,218,214)
    Gain on settlement .....................................................      491,400          --      6,321,816          --
    Foreign currency exchange gain/(loss) ..................................      (83,660)      117,989       34,602    (   26,925)
                                                                              -----------   ------------  ----------- ------------
           Total other income (expenses) ...................................       14,680       258,780    4,746,644    (1,146,357)
                                                                              -----------   ------------  ----------- ------------
Income  (loss) before provision for income taxes and cumulative effect of
accounting change...........................................................   (1,821,976)   (1,380,997)     312,583    (6,505,713)

      Provision for income taxes ...........................................         --            --           --            --
                                                                              -----------   ------------  ----------- ------------
      Income (loss) before cumulative effect of accounting change ..........   (1,821,976)   (1,380,997)     312,583    (6,505,713)
Cumulative effect of accounting change .....................................         --            --           --        (620,000)
                                                                              -----------   ------------  ----------- ------------
NET INCOME (LOSS) ..........................................................  $(1,821,976)  $(1,380,997) $   312,583  $ (7,125,713)
                                                                              ===========   ===========  ===========  ============

BASIC NET INCOME (LOSS) PER COMMON SHARE:
      Income (loss) before cumulative effect of accounting change ..........  $     (3.97)  $     (3.05) $       .47  $     (14.62)
      Cumulative effect of accounting change ...............................          --            --           --          (1.37)
                                                                              -----------   ------------  ----------- ------------
      Net income (loss) ....................................................  $     (3.97)  $     (3.05)  $      .47  $     (15.99)
                                                                              ===========   ===========  ===========  ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING .......................      458,633       453,241      456,839       451,466
                                                                              ===========   ===========  ===========  ============

                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED
                                   (UNAUDITED)
                                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                  SEPTEMBER 30                   SEPTEMBER 30,
                                                                                  ------------                   -------------
                                                                                 2000         1999         2000           1999
                                                                                 ----         ----         ----           ----
DILUTED NET INCOME (LOSS) PER COMMON SHARE:
    Income (loss) before cumulative effect of accounting change...........    $(3.97)       $(3.05)       $  .44         $(14.62)
    Cumulative effect of accounting change ...............................        -              -            -           $(1.37)
                                                                             ------=        ------       -------          ======
    Net income (loss).....................................................    $(3.97)       $(3.05)       $  .44         $(15.99)
                                                                              ======       =======       =======        ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING......................   458,633       453,241       709,014         451,466
                                                                             =======       =======       =======        ========



















                             See Accompanying Notes


              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)




                                                                                                 ADDITIONAL
                                               PREFERRED STOCK              COMMON STOCK          PAID IN      ACCUMULATED
                                           SHARES    AMOUNT    SHARES   AMOUNT     CAPITAL        DEFICIT        TOTAL
                                           ------    ------    ------   ------     -------        -------        -----

Balances, December 31, 1999 ............   191,119   $1,911   454,977   $4,550   $34,956,526   $(35,374,274)   $(411,287)

   Issuance of common stock upon
   exercise of stock options ...........      --       --         921        9        49,991           --         50,000


   Issuance of common stock for 6%
   Series A Preferred Stock dividends ..      --       --       2,735       27        98,928        (98,955)        --

   Net income for the period ...........      --       --        --       --            --          312,583
----------------------------------------   -------   ------   -------   ------   -----------   ------------    ---------
                                                                                                                 312,583

Balances, September 30, 2000 (unaudited)   191,119   $1,911   458,633   $4,586   $35,105,445   $(35,160,646)   $ (48,704)
                                           =======   ======   =======   ======   ===========   ============    =========























                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                -------------------------------
                                                                                     2000          1999
                                                                                     ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ........................................................   $   312,583    $(7,125,713)
   Adjustments  to reconcile net income (loss) to net cash provided by
        (used in) operating activities

      Amortization, depreciation and other non cash items ...................     6,264,006      4,932,786

   Changes in operating assets and liabilities:
      Receivables ...........................................................       (16,334)     1,323,253
      Inventories ...........................................................       241,416         24,435
      Prepaid expenses and other ............................................       (37,846)    (1,058,276)
      Accounts payable and accrued expenses .................................     ( 732,494)      (145,279)
                                                                                  -----------    ----------
   Net cash provided by (used in) operating activities ......................     6,031,331     (2,048,794)
                                                                                  -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Liquidation of certificates of deposit ...................................       999,990           --
   Payments for furniture, equipment, buildings and leasehold improvements ..       (58,982)    (5,489,851)
   Payments for other assets ................................................     (  65,908)      (367,374)
                                                                                  -----------    ----------
   Net cash provided by (used in) investing activities ......................       875,100     (5,857,225)
                                                                                  -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of bank credit facilities .....................................   ( 9,418,332)     (391,907)
   Borrowings under bank credit facilities ..................................     1,122,987      5,016,414
   Borrowings from shareholder ..............................................     1,158,000           --
   Issuance of common stock .................................................        50,000           --
                                                                                -----------    ------------
   Net cash (used in ) provided by financing activities .....................   ( 7,087,345)     4,624,507
                                                                                -----------    ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ................   (    36,884)     (123,808)
                                                                                ------------   ------------
DECREASE IN CASH AND CASH EQUIVALENTS .......................................      (217,798)    (3,405,320)
BEGINNING CASH AND CASH EQUIVALENTS .........................................       383,531      4,013,371
                                                                                -----------    ------------
ENDING CASH AND CASH EQUIVALENTS ............................................   $   165,733    $   608,051
                                                                                ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest expense ......................................................   $   674,665    $   336,069
                                                                                ===========    ===========
      Interest capitalized ..................................................   $      --      $   177,100
                                                                                ===========    ===========

Supplemental Schedule of Non Cash Investing and Financing activities:

Nine Months Ended September 30, 2000:
    Issuance of 2,735 shares of common stock in payment of $98,955 of dividends on the 6% Series A Preferred Stock.

Nine months ended September 30, 1999:
    Issuance of 2,046 shares of common stock with a face value of $114,568 to holders of 11% Senior Subordinated Discount Notes in exchange for a waiver on bank debt

    Issuance of 2,180 shares of common stock in payment of $96,775 of dividends on the 6% Series A Preferred Stock



                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

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

           On September 29, 2000, the Board of Directors authorized a one for one hundred reverse stock split effective for shareholders of record on October 2, 2000. All references in the accompanying consolidated financial statements and footnotes thereto as to number of shares, per share amounts and market prices of the Company's common stock have been restated to reflect the decreased number of shares outstanding. The par value of the common stock was maintained at the pre-split amount of $.01 per share. The number of authorized shares was reduced to 2,000,000 from 200,000,000.


2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

           BASIS OF PRESENTATION -- The accompanying unaudited consolidated financial statements, which are for interim periods, have been prepared in conformity with the instructions to Form 10-QSB and Item 310 of Regulation S-B and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1999 of International Fast Food Corporation and Subsidiaries, as filed with the Securities and Exchange Commission. The December 31, 1999 consolidated balance sheet contained herein was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

           The accompanying unaudited consolidated financial statements include the accounts of the Company and its Polish subsidiaries, International Fast Food Polska, Sp. z.o.o. ("IFFP"), Krolewska Pizza, Sp. z.o.o. ("KP") and Pizza King Polska, Sp. z.o.o. ("PKP"). IFFP currently operates 22 Burger King restaurants and 16 Domino's Pizza stores and a Domino's-approved commissary in Poland. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the interim consolidated financial statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the information contained therein. The interim results of operations are not necessarily indicative of the results which may be expected for the full year.

           IFFC's restaurant and store operations are conducted in Poland. The Polish economy has historically been characterized by high rates of inflation and devaluation of the Polish zloty against the dollar and European currencies. However, in recent years, the rates of inflation and devaluation improved. For the years ended December 31, 1995, 1996, 1997, 1998 and 1999 the annual inflation rate in Poland was 21.6%, 19.5%, 13.0%, 8.6% and 7.3%, respectively. Payment of interest and principal on the 9% Convertible Subordinated Debentures, 11% Convertible Senior Subordinated Discount Notes and payment of franchise fees to Burger King Corporation ("Burger King") and Domino's Pizza, Inc. ("Domino's") for each restaurant and store opened are in United States currency. Additionally, the Company is dependent on certain sources of supply, which require payment in European or United States currencies. Because IFFC's revenues from operations are in zlotys, the official currency of Poland, IFFC is subject to the risk of currency fluctuations. IFFC has and intends to maintain substantially all of its unutilized funds in United States or Western European currency denominated securities and/or Euro's. There can be no assurance that IFFC will successfully manage its exposure to currency fluctuations or that such fluctuations will not have a material adverse effect on IFFC.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)

           The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. At September 30, 2000 and December 31, 1999, the exchange rate was 4.54 and 4.15 zlotys per dollar, respectively. The accounts of IFFC's Polish subsidiaries are maintained in zlotys and are remeasured into U.S. dollars, the functional currency, at the end of each reporting period. Monetary assets and liabilities are remeasured, using current exchange rates. Non-monetary assets, liabilities, and related expenses, primarily furniture, equipment, leasehold improvements and related depreciation and amortization, are remeasured using historical exchange rates. Income and expense accounts, excluding depreciation and amortization, are remeasured using an annual weighted average exchange rate. Transaction gains and losses that arise from exchange rate fluctuations in transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

           GOING CONCERN -- The report of the Company's independent certified public accountants on their audit of the Company's December 31, 1999, financial statements contained uncertainties relating to the Company's ability to continue as a going concern. As shown in the accompanying financial statements, the Company reported net income of $312,583 (which includes a non recurring gain of $6,321,816), for the nine months ended September 30, 2000, and had a working capital deficiency and an accumulated deficit of $4,725,233 and $35,160,646 respectively, at September 30, 2000. These factors among others raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments relating to the outcome of this uncertainty.

           LIQUIDITY AND PLAN OF OPERATIONS -- As of September 30, 2000, IFFC had negative working capital of approximately $4,725,233 and cash of $165,733. IFFC has significant commitments to develop restaurants in accordance with the Burger King Development Agreement and the New Master Franchise Agreement with Domino's. The Company does not presently have sufficient financial resources to meet its development obligations under the terms of the Burger King and Domino's agreements. The Company has sustained losses from operations since its incorporation in December 1991. For the nine months ended September 30, 2000 and 1999, the Company reported net income of $312,583 (which includes a non recurring gain of $6,321,816), and a net loss of $7,125,713, respectively. At September 30, 2000, the Company had an accumulated deficit of $35,160,646. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

           NET INCOME (LOSS) PER COMMON SHARE -- The basic net income (loss) per common share in the accompanying Statements of Operations is based upon the net income (loss) after preferred dividend requirements of $98,955 and $96,775 in 2000 and 1999, respectively, divided by the weighted average number of shares outstanding during each period. Diluted per share data for the three months ended September 30, 2000, and the three months and nine months ended September 30, 1999 is the same as basic per share data since the inclusion of all potential common shares that would be issuable upon the exercise of options and warrants and the assumed conversion of convertible debt and preferred stock would be anti-dilutive.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)

           Diluted per share data for the nine months ended September 30, 2000 assumes that all dilutive convertible preferred shares outstanding at the beginning of the period were converted at those dates, with related preferred stock dividend requirements added to income available to common shareholders and weighted average outstanding shares increased to reflect the assumed conversions. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those options for which the market price of the common stock exceeds the exercise price of the options, less shares which could have been purchased by the Company with proceeds received from such exercises. Shares issuable upon the conversion of convertible debt have been excluded from the computation since they would be anti-dilutive.

           The computation of the adjusted numerator and denominator used in the computation of diluted per share data for the nine months ended September 30, 2000 is as follows:

                                                                                     Nine Months
                                                                                       Ended
                                                                                    September 30,
                                                                                        2000
                                                                              -------------------------
                                                                                     (unaudited)

 Net income..............................................................        $      312,583
 Less preferred stock dividends..........................................         (      98,955)
                                                                                  -------------
 Income available to common shareholders, basic..........................               213,628
 Add preferred dividend requirements.....................................                98,955
                                                                                  -------------
 Income available to common shareholders, diluted........................          $    312,583
                                                                                  =============
 Weighted average number of common shares outstanding, basic.............
                                                                                        456,839
 Assumed shares issuable upon conversion of preferred shares                            250,568
 Dilutive effect of stock options.........................................                1,607
                                                                                  -------------
Weighted average number of common shares outstanding,
      diluted............................................................               709,014
                                                                                  =============




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

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)



           In accordance with SOP 98-5, the adoption has been reported as a cumulative effect of change in accounting principle on the accompanying Statement of Operations for the nine months ended September 30, 1999. Preopening costs incurred subsequent to December 31, 1998 have been charged directly to expense.

           ADVERTISING EXPENSE -- The Company accounts for advertising expense in accordance with SOP 93-7, "Accounting for Advertising Costs" which generally requires that advertising costs be expensed either as incurred or the first time the advertising takes place. It is the Company's policy to expense advertising costs the first time the advertising takes place. However, Accounting Principles Board Opinion ("APB") No. 28, "Interim Financial Reporting" allows advertising costs to be deferred within a fiscal year if the benefits of an advertising expenditure clearly extend beyond the interim period in which the expenditure is made. Pursuant to APB 28, it is the Company's policy to defer advertising expenses at the end of interim periods to the extent that such costs will clearly benefit future interim periods. During the nine months ended September 30, 2000, the Company incurred advertising expense of $698,612, all of which was charged to expense during the period. During the nine months ended September 30, 1999, the Company incurred advertising expense of approximately $2,012,962, of which approximately $640,008 was deferred at September 30, 1999 and was included in prepaid expenses. Pursuant to SOP 93-7, the Company is required to expense all advertising incurred at the end of the fiscal year.

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

           For the nine months ended September 30, 2000, the Company reported income of $312,583. No provision for income taxes has been provided since the Company expects to incur a loss for the full year ended December 31, 2000, and accordingly, no provision for income taxes is expected.

           For the nine months ended September 30, 1999, the deferred tax asset associated with tax benefit of the losses incurred for such periods has been completely offset by a 100% valuation allowance due to the uncertainty of realization of the applicable tax loss carryforward.

           RECLASSIFICATION -- Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)

3.         BANK CREDIT FACILITIES:
           Bank credit facilities at September 30, 2000 and December 31, 1999 consists of the following:

                                                                                      September 30,             December 31,
                                                                                          2000                      1999
                                                                                      -------------             ------------
                                                                                       (unaudited)
Amerbank, S.A, PKP overdraft credit line, variable rate approximately
      equal to prime, expires May 31, 2001......................................    $       17,222           $          689
Amerbank, S.A.,IFFP overdraft credit line, variable rate approximately
      equal to prime, expires September 30, 2000................................             7,037                      ---
Amerbank, PKP line of credit of $300,000 payable in 10 quarterly installments of $30,000 commencing on December 26, 1998, interest payable monthly at 3-1/8% above LIBOR, due at maturity March 26, 2001.....
                                                                                            56,363                  146,363
 Amerbank, IFFP line of credit of $950,000 payable in 29 monthly installments of
      $32,000 commencing on March 12, 1998, interest payable monthly at .50%
      above LIBOR, due at maturity on August 12,
      2000......................................................................                 -                  246,000
Amerbank, IFFP revolving credit facility of $1,500,000, interest is payable monthly at 2.50% above LIBOR, payable in 35 monthly installments of $41,666 with final payment of $41,690 due at
      maturity on May 18, 2003..................................................         1,416,668                1,500,000
Totalbank, IFFC line of credit of $999,000 payable in full on August 19,
2000, interest at 6.5% payable quarterly collateralized by
      certificates of deposit in the amount of $999,990.........................
                                                                                                --                  999,000

 Citibank, IFFP line of credit of $10,000,000 payable at maturity on December
      30, 2002, interest at LIBOR plus .95%, interest payable
      quarterly, unsecured......................................................                --                6,900,583
                                                                                        ----------              -----------
 Total Debt.....................................................................         1,497,290                9,792,635
 Less: Current Maturities.......................................................       (   580,621)              (1,615,685)
                                                                                        ----------              -----------
 Long Term Debt.................................................................   $       916,669           $    8,176,950
                                                                                        ==========              ===========

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)



           As of September 30, 2000, the Company, by agreement with the lender, has deferred payment of $ 83,332 of principal payments on the IFFP revolving credit facility.



4.         9% CONVERTIBLE SUBORDINATED DEBENTURES:

           The 9% Convertible Subordinated Debentures (the "Debentures") mature on December 15, 2007 and provide for the payment of cash interest, semi-annually on June 15 and December 15, until maturity. At September 30, 2000 and December 31, 1999, there are $2,756,000 in principal amount of Debentures outstanding.

5.         11% CONVERTIBLE SENIOR SUBORDINATED DISCOUNT NOTES:

           On November 5, 1997, the Company sold $27,536,000 of 11% Convertible Senior Subordinated Discount Notes Due October 31, 2007 ( the "Notes") in a private offering. At September 30, 2000 and December 31, 1999, the notes are comprised as follows:



                                                                                 September 30,     December 31,
                                                                                 -------------     ------------
                                                                                     2000             1999
                                                                                     ----             ----
                                                                                   (unaudited)
           Face amount of notes at maturity.................................       $9,636,000       $9,636,000
           Unamortized  discount to be  accreted as interest  expense and added to the original  principal  balance of the notes
           over a period of three years.....................................      (    84,915)      (  817,468)
                                                                                   ----------       ----------
           Carrying value...................................................       $9,551,085       $8,818,532
                                                                                   ==========       ==========

           The Notes became convertible, at the option of the holder, into Common Stock on November 5, 1998. On August 31, 1999, $17,900,000 of the Notes were exchanged for an aggregate of 158,134 shares of Series B Convertible Preferred Stock. Additionally, in October 1999, the remaining holders of the Notes agreed to amend the Notes to provide that interest earned on the Notes from October 31, 2000 to October 31, 2003 will be paid in Notes, rather than cash. Interest payable thereafter will be payable in cash. As of September 30, 2000, no additional portion of the Notes had been converted into Common Stock or Preferred Stock.

           On November 6, 2000, the Notes automatically converted based upon certain provisions of the Indenture pursuant to which they were issued. The Company had $9,636,000 of principal amount at maturity of the Notes outstanding before conversion. Each holder received that number of shares of the Company's common stock equal to the amount of the aggregate stated principal amount at maturity of the Notes held by such holder, divided by the applicable conversion price of $70.00 per share. The Company estimates that it will issue approximately 137,908 shares of common stock in connection with conversion of the Notes, including shares issued for accrued interest thereon.

           The Indenture Trustee has received a letter from one holder indicating that they dispute the effectiveness of the conversion.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)

6.         SHAREHOLDERS' EQUITY:

           The Company's stock option plan provides for the granting of options to qualified employees and directors of the Company. Stock option activity is shown below for the nine months ended September 30, 2000:



                                                                              Options       Weighted Average
                                                                            Outstanding        Share Price
                                                                            -----------        -----------
Outstanding at beginning of period................................            16,700             $ 45.00
Granted...........................................................             2,000
Expired...........................................................           (12,829)            $ 61.00
Exercised.........................................................              (921)            $ 54.00
                                                                           ----------
Outstanding at end of period......................................             4,950             $ 41.00
                                                                           ==========
Exercisable at end of period......................................             4,950             $ 41.00
Price range of options outstanding at end of period...............       $40.00 - $61.00
Available for grant at end of period..............................            35,050

           At September 30, 2000, IFFC had reserved the following shares of Common Stock for issuance:

  Stock option plans.............................................................................      40,000
  Convertible Debentures convertible into Common Stock at a conversion price of $850.00
       per share on or before December 15, 2007..................................................       3,242
  Series A Preferred Stock convertible into Common Stock at a conversion rate of .3333
       Common Shares per preferred share.........................................................      10,995
  Series B Preferred Stock convertible into Common Stock at a conversion rate of 1.515
       Common Shares per preferred share.........................................................     239,573
  Convertible Senior Subordinated Discount Notes convertible into Common Stock, after
       November 5, 1998, at a conversion price of $70.00 per share...............................     137,657
                                                                                                      -------
  Total reserved shares..........................................................................     431,467
                                                                                                      =======

P
              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)



7.         RELATED PARTY TRANSACTIONS:

           During the nine months ended September 30, 2000, the Company borrowed an aggregate of $1,158,000 from Mitchell Rubinson, the Chairman of the Board and Chief Executive Officer of the Company and principal shareholder, pursuant to the terms of a $1.9 million line of credit bearing interest at 10% per annum. The loans are due on demand. As of November 10, 2000, the balance of such loans was $1,233,000.

           As of September 30, 2000, the Company owed Mr. Rubinson $193,942 of salary and benefits, $29,026 of accrued interest and a guarantee fee of $240,000. The aggregate balance of such amounts at November 10, 2000, was $496,316.



8.         COMMITMENTS AND CONTINGENCIES:

           On February 24, 1999, IFFP entered into a line of credit agreement with Citibank (Poland) S.A. under which Citibank granted IFFP a loan in the amount of $5,000,000. The purpose of the line of credit was to finance the construction of nine Burger King restaurants. The line of credit was priced at 0.8% above LIBOR (7.3% at December 31, 1999) and was originally scheduled to mature on January 15, 2000. In order for IFFP to enter into the credit agreement with Citibank, holders of our outstanding 11% convertible notes were required to waive applicable provisions of the note indenture. As compensation for the waiver, the note holders were issued an aggregate of 2,046 shares of our common stock, with a fair value of $56.00 per share.

           The line of credit was guaranteed by Burger King and the Company granted Burger King a security interest in the outstanding shares of IFFP. As a condition to the guarantee, Burger King required that the Company, IFFP and Mitchell Rubinson, the Chairman of the Board and Chief Executive Officer of the Company and a principal shareholder, enter into a general release in favor of Burger King for any and all matters occurring before the date of the guarantee. Additionally, the Company and IFFP entered into a reimbursement agreement (the "Reimbursement Agreement") under which the Company agreed to reimburse Burger King for any and all amounts paid out by Burger King under the guaranty and all costs and expenses incurred by Burger King in connection with the enforcement of its rights under the Reimbursement Agreement. Burger King also required that the Company, IFFP and Rubinson execute a general release of Burger King relating to any matters that occurred before the execution of the Credit Agreement.

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

           In October 1999, IFFP increased the amount of the line of credit to $8,000,000. IFFP could increase the line of credit in increments of $500,000 to an aggregate of $10,000,000 if it met specified criteria. The maturity date of the line of credit was extended to December 2002. Drawings on the line in excess of the original $5,000,000 bore interest at 0.95% above LIBOR. The guarantee would automatically terminate in October 2002. In addition, Burger King could withdraw its guarantee if certain criterion set forth in the Guarantee of Future

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)

Advances Agreement were not met. In connection with the increase of the line of credit, all of the prior transaction documents were re-executed, including the purchase agreement and the release and the Company, Mr.Rubinson, IFFP and Burger King entered into the Guarantee of Future Advances Agreement pursuant to which Burger King would guarantee the repayment of future funds advanced under the line of credit. Additionally, as security for the line of credit, Burger King required that Mr. Rubinson enter into a personal guaranty with Burger King and pledge 5,000,000 shares of the Company's common stock owned by him. In connection with these matters, the Company entered into a reimbursement and fee agreement whereby the Company agreed to reimburse Mr. Rubinson for all amounts paid by him under his personal guaranty and to pay him a fee equal to 3% annually of the amount being guaranteed. In order for IFFP to increase the line of credit, holders of the outstanding 11% convertible notes were required to waive applicable provisions of the note indenture.

           On June 16, 2000, the Company entered into an agreement (the "Agreement") with Burger King Corporation ("Burger King"), pursuant to which Burger King agreed, among other things, to discharge $8 million (plus interest) due to Citibank under IFFP credit facility and was freed of the obligation to guarantee any future borrowings by IFFP. In addition, Burger King, on the one hand, and the Company, IFFP and Mr. Rubinson, the Company's Chairman and Chief Executive Officer, on the other hand, granted mutual general releases with respect to any claims that may have arisen prior to the date of the Agreement, subject to certain exceptions. The Agreement also permits the Company, in its discretion, to close Burger King stores that are unprofitable, and thereafter to dispose of them as it deems fit. The Company recognized a gain on this transaction, which is comprised as follows:



           Repayment of IFFP line of credit by Burger King, including accrued
               interest of $109,898...... ...........................................    $ 8,109,898
           Write-off of unamortized debt issuance costs..............................     (1,624,830)
           Legal and professional fees...............................................       (163,252)
                                                                                         -----------
           Gain on settlement........................................................     $6,321,816
                                                                                         ===========

           In connection with the settlement agreement, the warrant held by Burger King to purchase 40,000 shares of common stock of the Company at a price of $200.00 per share was cancelled.

           During the three months ended September 30, 2000, the gain on settlement was increased by $491,400, due to a change in estimate of the legal and professional fees associated with the settlement.

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

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)



Additionally, penalties and interest may be imposed on these disallowed deductions. Although IFFP's NCR Cash Register System was a modern system, it could not be modified. In 1998, IFFP replaced the system with a new system which complies with Polish regulations. In December 1999, the Polish Tax Court ruled against IFFP but reduced the fine and related penalties to 440,000 Polish zlotys or approximately US$96,908 at September 30, 2000 exchange rates.

           REGENESIS MATTER. The Company is a party to the following legal proceeding: ELPOINT COMPANY, LLC AND GENNADY YAKOVLEV, VS. MITCHELL RUBINSON, MARILYN RUBINSON, EDDA RUBINSON, NIGEL NORTON, JAMES F. MARTIN, LEON BLUMENTHAL, LAWRENCE RUTSTEIN, SHULMAN & ASSOCIATES, INC., MANNY SCHULMAN, FRANKLYN WEICHSELBAUM, JAMES MIRANTI, INTERNATIONAL FAST FOOD CORPORATION, DOMINO'S PIZZA INTERNATIONAL, INC., REGENESIS HOLDINGS CORPORATION, United States District Court, Northern District of California (Case No. 99-1107 CRB). On March 10, 1999, certain shareholders of Regenesis Holdings Corporation (f/k/a QPQ Corporation) ("Regenesis") filed a complaint against IFFC and certain of its senior management and principal shareholders, including Mitchell Rubinson, IFFC's Chairman of the Board and Chief Executive Officer, and James Martin, IFFC's former Vice President and Chief Financial Officer. Regenesis formerly held the right to develop Domino's Pizza stores in Poland. Certain former officers and principal stockholders of Regenesis are officers and principal shareholders of IFFC. The complaint alleges, among other things, that the defendants fraudulently transferred the Domino's development rights to IFFC, thereby causing Regenesis to lose value. Additionally, the complaint alleges that IFFC engaged in the misappropriation of corporate opportunities of Regenesis. The Company reached a settlement in this matter and pursuant to such settlement, the Company must pay $300,000. An accrual for this amount has been provided for in the 1999 consolidated financial statements.

           OTHER LITIGATION. The Company is not a party to any litigation or governmental proceedings that management believes would result in any other judgments or penalties that would have a material adverse effect on the Company.



10.        SEGMENT INFORMATION:

           The Company operates subsidiaries in the fast food industry in the Republic of Poland. The Company, through its two wholly owned subsidiaries, International Fast Food Polska, Sp. z o.o. ("IFFP") and Pizza King Polska Sp. z o.o. ("PKP"), operates franchised Burger King restaurants and Domino's Pizza stores, respectively, in the Republic of Poland. The Company's reportable segments are strategic business units that offer different products. The Company evaluates the performance of its segments based on revenue and operating income. The Company's Burger King restaurants offer dine-in and take out hamburgers, cheeseburgers, chicken sandwiches, fish sandwiches, french fries, soft drinks including milk shakes and ice cream. The Company Domino's Pizza stores offer take out and delivery service for its pizzas, salads, sandwiches, chicken wings, breadsticks, soft drinks and ice cream. There is no material intersegment revenue. Interest expense related to working capital and development activity is included in the Company's Consolidated Statements of Operations.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)



           The following table presents financial information regarding the Company's different industry segments as of and for the nine month periods ended
September 30, 2000 and 1999 (in thousands).

                                                      NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)
                                                      ------------------------------------------------
                                                 IFFP              PKP              Total         Corporate        Consolidated
                                                 ----              ---              -----         ---------        ------------

Restaurant/store sales.................     $    5,818      $     2,554       $     8,372        $          -      $      8,372
Food and packaging costs...............          1,971              807             2,778                   -             2,778
Restaurant operating costs.............          3,567            1,736             5,303                   -             5,303
Depreciation and amortization..........          1,576              444             2,020                   -             2,020
Provision  for  loss  on  sale  and  asset
   impairment charge........                       502              101               603                   -               603

General and administrative expenses....            901              383             1,284                 818             2,102
                                            ----------     ------------    --------------      --------------     --------------
Loss from operations...................     $  ( 2,699)     $    (  917)      $    (3,616)       $      ( 818)     $   (  4,434)
                                            ==========     ============    ==============      ===============    ==============


                                                          THREE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)
                                                          ------------------------------------------------
                                                IFFP             PKP               Total           Corporate      Consolidated
                                                ----             ---               -----           ---------      ------------

Revenue................................     $    1,796     $       722    $         2,518      $             -    $        2,518
Food and packaging costs...............            604             215                819                   -                819
Restaurant operating costs.............          1,140             628              1,768                   -              1,768
Depreciation and amortization..........            435             143                578                   -                578
Provision  for  loss  on  sale  and  asset
   impairment charge........                       502             101                603                   -                603

General and administrative expenses....            293             101                394                 193                587
                                            ----------     -----------     --------------      --------------     --------------
Loss from operations...................     $   (1,178)    $     ( 466)    $       (1,644)     $         (193)    $       (1,837)
                                            ==========     ===========     ==============      ==============     ==============



                                                             NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)
                                                             ------------------------------------------------
                                               IFFP             PKP               Total           Corporate        Consolidated
                                               ----             ---               -----           ---------        ------------

Restaurant/store sales.................     $    8,401     $     3,188     $       11,589       $          --     $       11,589
Food and packaging costs...............          3,325           1,088              4,413                  --              4,413
Restaurant operating costs.............          4,774           1,785              6,559                  --              6,559
Preopening expenses..................              599             176                775                  --                775
Depreciation and amortization..........          1,586             398              1,984                  --              1,984
General and administrative expenses....            967             354              1,321               1,897              3,218
                                            ----------     -----------     --------------      --------------     --------------
Loss from operations...................     $   (2,850)    $     ( 613)    $       (3,463)     $       (1,897)    $      ( 5,360)
                                            ==========     ===========     ==============      ==============     ==============


              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)


                                                               Three Months Ended September 30, 1999 (unaudited)
                                                               -------------------------------------------------
                                               IFFP               PKP               Total             Corporate        Consolidated
                                               ----               ---               -----             ---------        ------------

Revenue................................  $        2,746    $        1,001     $        3,747      $           -      $       3,747
Food and packaging costs...............           1,041               344              1,385                  -              1,385
Restaurant operating costs.............           1,669               638              2,307                  -              2,307
Preopening expenses....................               -                35                 35                  -                 35
Depreciation and amortization..........             556               144                700                  -                700
General and administrative expenses....             295               121                416                543                959
                                         --------------    ---------------    --------------      ---------------    -------------
Loss from operations...................  $       (  815)   $         (281)    $       (1,096)      $       (543)     $      (1,639)
                                         ==============    ===============    ==============      ===============    =============


Total assets:
   December 31, 1999...................  $       18,332    $         3,261    $       21,593      $         4,288    $      25,881
                                         ==============    ===============    ==============      ===============    =============
   September 30, 2000..................  $       15,353    $         2,624    $       17,977      $         1,091    $      19,068
                                         ==============    ===============    ==============      ===============    =============



11.        PROVISION FOR LOSS ON SALE AND ASSET IMPAIRMENT CHARGES:



           As of September 30, 2000, the Company Recorded a provision of $431,685 in connection with the estimated loss to be incurred on the sale of a Burger King restaurant, which was sold subsequent to September 30, 2000. In addition, during the nine months ended September 30, 2000, the Company recorded a charge of $171,425 to reduce the carrying value of certain buildings and equipment to estimated net realizable value.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

           Information contained in this Quarterly Report on Form 10-QSB contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "could," "intends," "estimates," "projected," "contemplated" or "anticipates" or the negative thereof or other variations thereon or comparable terminology. No assurances can be given that the future results covered by the forward-looking statements will be achieved. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond IFFC's control. The following factors and other factors described elsewhere in this annual report could cause actual experience to vary materially from the future results covered in such forward-looking statements:

           - the future growth of our business and our ability to comply with the restaurant development agreement with Burger King and the master franchise agreement with Domino's;

     - our ability to improve levels of profitability; the sufficiency of cash flow provided by our operating, investing and financing activities;

     -     changes in the economic, business and political conditions in Poland;

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

Other factors, could also cause actual experience to vary materially from the matters covered in such forward-looking statements.

GENERAL

           IFFC currently operates 22 Burger King restaurants and 16 Domino's Pizza stores. IFFC has incurred losses and anticipates that it will continue to incur losses until, at the earliest, it establishes a number of restaurants and stores generating sufficient revenues to offset its operating costs and the costs of its proposed continuing expansion. IFFC may never achieve profitability or be able to successfully establish a sufficient number of restaurants to achieve profitability.

NINE MONTHS ENDED SEPTEMBER 30, 2000 VS NINE MONTHS ENDED SEPTEMBER 30, 1999

RESULTS OF OPERATIONS

           For the nine months ended September 30, 2000 and September 30, 1999, IFFC generated sales of $8,371,558 and $11,589,343, respectively, which includes sales of $5,817,662 and $8,400,855 for the Burger King restaurants and $2,553,896 and $3,188,488 for the Domino's Pizza stores, respectively. In U.S. dollar and Polish zloty terms IFFC's Burger King restaurant sales decreased by approximately 30.8% and 23.7%, respectively, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. In U.S. dollar and Polish zloty terms IFFC's Burger King same restaurant sales decreased by approximately 27.4% and 20.0%, respectively, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The decrease in same restaurant sales was primarily attributable to the initial start up of television advertising in February 1999 compared to limited local store marketing promotions during the nine months ended September 30, 2000. In U.S. dollar terms, IFFC's Domino's store sales decreased by approximately 19.9% for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. In Polish zloty terms, IFFC's Domino's store sales decreased by approximately 11.7% for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The decrease in Domino's store sales was attributed to increased competition in the Warsaw market, as well as the effect of less advertising during the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999. Total advertising expenditures for the nine months ended September 30, 2000, were $1,314,350 or 65% below expenditures for the nine months ended September 30, 1999. The decrease was primarily attributable to budget reductions associated with the availability of working capital for the Company's advertising programs.

           Food and packaging costs applicable to Burger King restaurants for the nine months ended September 30, 2000 and 1999 were 33.9% and 39.6% of restaurant sales, respectively. The 5.7% decrease as a percentage of restaurant sales was primarily attributable to increased menu prices coupled with lower food costs obtained from key suppliers. Food and packaging costs applicable to Domino's stores for the nine months ended September 30, 2000 and 1999 were 31.6% and 34.1% of store sales, respectively. The 2.5% decrease as a percentage of store sales was primarily attributable to increased menu prices and a reduction in the cost of key food items from its major vendors.

           Payroll and related costs applicable to Burger King restaurants for the nine months ended September 30, 2000 and 1999 were 23.9% and 19.5% of restaurant sales, respectively. The 4.4% increase as a percentage of restaurant sales was primarily the result of fixed labor costs at low volume drive thru restaurants. Payroll and related costs applicable to Domino's stores for the nine months ended September 30, 2000 and 1999 were 22.4% and 22.0% of store sales, respectively.

           Occupancy and other operating expenses applicable to Burger King restaurants for the nine months ended September 30, 2000 and 1999 were 37.5% and 37.3% of restaurant sales, respectively. Occupancy and other operating expenses applicable to Domino's stores for the nine months ended September 30, 2000 and 1999 were 45.6% and 33.9% of store sales, respectively. The 11.7% increase as a percentage of store sales is primarily attributable to higher delivery vehicle costs coupled with higher fixed costs at the new Domino's commissary and lower sales.

           Depreciation and amortization expense applicable to Burger King restaurants was $1,576,086 as compared to $1,585,855 for the nine months ended September 30, 2000 and 1999, respectively. Depreciation and amortization expense applicable to Domino's stores was $443,911 as compared to $398,784 for the nine months ended September 30, 2000 and 1999, respectively. General and administrative expenses for the nine months ended September 30, 2000 and 1999 were 24.3% and 27.8% of sales, respectively. The 3.5% decrease as a percentage of sales was primarily attributable to lower salaries, legal and professional fees and consulting fees incurred at the corporate level. For the nine months ended September 30, 2000, general and administrative expenses consisted of executive and office staff salaries and benefits ("Salary Expenses") of $772,751; legal and professional fees, office rent, travel, telephone and other corporate expenses ("Corporate Overhead Expenses") of $1,173,784, and depreciation and amortization of $155,799. For the nine months ended September 30, 1999, general and administrative expense included Salary Expenses of $1,056,336; Corporate Overhead Expenses of $1,581,833, debt issuance costs of $391,092 and depreciation and amortization of $188,883. The $1,187,913 decrease is primarily attributable to a reduction of salaries and benefits expenses at the corporate level; and a reduction in legal and professional and consulting fees primarily incurred in 1999 as the result of the Citibank loan.

           AS OF SEPTEMBER 30, 2000, THE COMPANY RECORDED A PROVISION OF $431,685 IN CONNECTION WITH THE ESTIMATED LOSS TO BE INCURRED ON THE SALE OF A BURGER KING RESTAURANT, WHICH WAS SOLD SUBSEQUENT TO SEPTEMBER 30, 2000. IN ADDITION, DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2000,THE COMPANY RECORDED A CHARGE OF $171,425 TO REDUCE THE CARRYING VALUE OF CERTAIN BUILDINGS AND EQUIPMENT TO ESTIMATED NET REALIZABLE VALUE.


           For the nine months ended September 30, 2000 and 1999 Interest and Other Income consisted of the following:



                                                                                          Nine Months Ended Sept 30,
                                                                                          --------------------------
                                                                                         2000                    1999
                                                                                         ----                    ----
Forgiveness of Burger King fees                                                     $        -              $  750,000
Interest income................................................................          28,796                 86,893
All other, net.................................................................         208,192                261,889
                                                                                    -----------            -----------

Total..........................................................................     $   236,988             $1,098,782
                                                                                    ===========             ==========

           Interest expense consisted of the following:

                                                                                         Nine Months Ended Sept. 30,
                                                                                         ---------------------------
                                                                                         2000                     1999
                                                                                         ----                     ----
Interest Expense on 9% Subordinated Convertible Debentures.....................     $   186,030             $    186,030
Amortization of Debt Issuance Costs............................................         388,011                   95,886
Accretion of discount on 11% Convertible Senior Subordinated Discount Notes....
                                                                                        732,553                1,753,801
Interest Expense on Bank Facilities............................................         511,142                  359,597
Shareholder loans..............................................................          29,026                        -
Capitalized interest...........................................................              --             (    177,100)
                                                                                    -----------             ------------
Total..........................................................................     $ 1,846,762             $  2,218,214
                                                                                    ===========             ============



           Interest expense exceeded interest and other income by $1,609,774 and $1,119,432 for the nine months ended September 30, 2000 and 1999, respectively. The primary reasons for the decrease for the nine month period ended September 30, 2000 was higher interest and amortization of debt issuance costs, an increase in borrowings under bank facilities, a decrease in capitalized interest, all of which were offset by lower accretion of discount on the 11% Convertible Senior Subordinated Discount Notes.

           IFFC's interest expense on bank facilities was $511,142 and $359,597 for the nine months ended September 30, 2000 and 1999, respectively. The $151,545 increase was attributable to IFFC's increase of borrowings under bank credit facilities.

           See Liquidity and Capital Resources for details relating to the $6,321,816 gain recognized on the settlement of disputes with Burger King.

           As a result of the foregoing, for the nine months ended September 30, 2000, IFFC reported net income of $312,583 (which includes a non recurring gain of $6,321,816) or $.47 per share of IFFC's Common Stock compared to a net loss of $7,125,713, or $(15.99) per share of IFFC's Common Stock for the nine months ended September 30,1999.

LIQUIDITY AND CAPITAL RESOURCES

           To date, IFFC's business operations have been principally financed by proceeds from public and private offerings of IFFC's equity and debt securities, proceeds from various bank credit facilities, the settlement of certain litigation and disputes with Burger King, and loans from shareholders.

           Net cash provided by operating activities for the nine months ended September 30, 2000 was $6,031,331 as compared to net cash used in operating activities for the nine months ended September 30, 1999 of $2,048,974. The increase was primarily attributable to the gain on settlement of disputes with Burger King before write-off of non cash expenses related thereto.

           Net cash flows provided by (used in) investing activities increased from $(5,857,222) to $875,100 for the nine months ended September 30, 1999 and 2000, respectively. The increase was primarily attributable to the lack of development of Burger King restaurants and Domino's stores in 2000, which was partially offset by the proceeds received from liquidation of $999,990 of certificates of deposit which were used to liquidate a bank loan of $999,000.

           Net cash (used in) provided by financing activities decreased by $11,711,852 for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. The decrease was primarily attributable to fewer advances under the Citibank Loan in 2000, as well as substantial loan repayments during the period.

           As of September 30, 2000, IFFC had negative working capital of approximately $4,725,233 and cash of $165,733. IFFC has significant commitments to develop restaurants in accordance with the Burger King Agreement and the Domino's Agreement. The Company does not presently have sufficient financial resources to meet its development obligations under the terms of the Burger King and Domino's agreements. The Company has sustained losses from operations since its incorporation in December 1991. For the nine months ended September 30, 2000 and 1999, the Company reported net income of $312,583 (which includes a non recurring gain of $6,321,816 and a net loss of $(7,125,713), respectively. At September 30, 2000 the Company had an accumulated deficit of $35,160,646. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

           Management believes that cash flows from existing stores when combined with existing financial resources will not be sufficient to fund operations. Management is seeking to obtain additional equity financing to fund future development. No assurance can be given that such financing will be obtained or that it can be obtained on favorable terms.

           BURGER KING AGREEMENT AND DOMINO'S AGREEMENT -- IFFC's material commitments for capital expenditures in its restaurant and store business relate to the provisions of the BKC Agreement and the Domino's Agreement.

           CONVERTIBLE NOTES -- In November 1997, the Company sold $27,536,000 of its 11% Convertible Senior Subordinated Discount Notes Due October 31, 2007 (the "Notes") in a private offering. Interest was payable semi-annually, in cash, on April 30 and October 31 of each year, commencing April 30, 2001. The Notes are comprised as follows at September 30, 2000 and December 31, 1999:


                                                                              September 30,     December 31,
                                                                                  2000             1999
                                                                             -------------      ------------
 Face amount of notes at maturity...................................          $9,636,000        $ 9,636,000
 Unamortized  discount to be  accreted  as  interest  expense and added to the original  principal  balance of the notes over a
    period of three years...........................................             (84,915)          (817,468)
                                                                              ----------         ----------
 Carrying value.....................................................         $ 9,551,085        $ 8,818,532
                                                                              ==========         ==========


           The Notes became convertible, at the option of the holder, into Common Stock on November 5, 1998. On August 31, 1999, $17,900,000 of the Notes were exchanged for an aggregate of 158,134 shares of Series B Convertible Preferred Stock. Additionally, in October 1999, the remaining holders of the Notes agreed to amend the Notes to provide that interest earned on the Notes from October 31, 2000 to October 31, 2003 will be paid in Notes, rather than cash. Interest payable thereafter will be payable in cash. As of September 30, 2000, no additional portion of the Notes had been converted into Common Stock or Preferred Stock.

           On November 6, 2000, the Notes automatically converted based upon certain provisions of the Indenture pursuant to which they were issued. The Company had $9,636,000 of principal amount at maturity of the Notes outstanding before conversion. Each holder received that number of shares of the Company's common stock equal to the amount of the aggregate stated principal amount at maturity of the Notes held by such holder, divided by the applicable conversion price of $70.00 per share. The Company estimates that it will issue approximately 137,908 shares of common stock in connection with conversion of the Notes, including shares issued for accrued interest thereon.

           The Indenture Trustee has received a letter from one holder indicating that they dispute the effectiveness of the conversion.

           DISPUTE WITH POLISH FISCAL AUTHORITIES -- IFFC anticipates that it will continue to incur certain expenses in connection with its disputes with the Polish Fiscal Authorities. See "Legal Proceedings -- Dispute with Polish Fiscal Authority" for a description of such matters and IFFC's best estimates of the expenses IFFC anticipates incurring and the timing of such expenses.

           POLISH BANK ACCOUNTS-- As of September 30, 2000 and December 31, 1999, the Company had approximately $136,850 and $334,009, respectively, in Polish bank accounts with substantially all of such funds held as U.S. dollar denominated deposits. Substantially all of the Company's remaining cash is held in U.S. dollar accounts in U.S. Banks.

           CREDIT FACILITIES - We have also financed our operations through the use of credit facilities.

           In January 1993, IFFP entered into a revolving credit facility with American Bank of Poland S.A. ("AmerBank") totaling 300,000 zlotys (approximately $72,319 at December 31, 1999 exchange rates). Borrowings under the AmerBank credit facility were secured by a guarantee of our company and bore interest at a monthly adjusted variable rate approximately equal to AmerBank's prime rate. In April 1996, the credit available was decreased to 200,000 zlotys (approximately $48,215 at December 31, 1999 exchange rates) and in March 1997, the credit facility was further decreased to 100,000 zlotys (approximately $22,024 at September 30, 2000 exchange rates). The credit facility expired on September 30, 2000 and the outstanding balance was paid in full.

           In September 1996, PKP entered into a revolving credit facility with AmerBank totaling 100,000 zlotys (approximately $22,731 at September 30, 2000 exchange rates). The note is secured by our guarantee. The credit facility expires on May 31, 2001. The balance on this note as of September 30, 2000 and November 30, 2000 was $7,037 and $11,466 respectively.

           In May 1997, we entered into a $999,000 credit facility with Totalbank that is secured by $999,000 of certificates of deposit. The credit facility bears interest at 6.5% per annum and was originally scheduled to mature in August 1998. The credit facility was renewed in February 2000 for nine months under the same terms and is scheduled to mature in August 2000. The company paid off and terminated this facility on June 2, 2000.

           In August 1997, we executed a credit agreement with AmerBank in the amount of $950,000. Interest is payable monthly at the prevailing one month LIBOR rate plus 2.75% (9.25% at December 31, 1999). Commencing in March 1998, the loan is being repaid in monthly installments of $32,000 for 29 months with a balloon payment of $22,000 due on August 12, 2000. The final payment on this loan was made on August 12, 2000.

           In April 1998, PKP entered into a $300,000 development loan with AmerBank for the development of its Domino's stores. Borrowings under this credit facility are secured by: (a) fixed assets of each new restaurant financed; and (b) our guarantee. The loan is being repaid in ten equal quarterly installments of $30,000 starting in December 1998, with a final payment due at maturity (March 26, 2001). Interest is paid monthly at the prevailing one month LIBOR rate plus 31/8% (9.63% at December 31, 1999). As of September 30, 2000 and November 10, 2000, approximately $56,363 was outstanding on the facility.

           In June 1998, IFFP entered into a development loan in the principal amount of $1.3 million with AmerBank. Borrowings under this credit facility are to be made until June 18, 2000 and are secured by: (a) fixed assets of each new restaurant financed; and (b) our guarantee. The loan is scheduled to be repaid in thirty-five equal monthly installments of $36,111, starting in June 2000, with a final payment of $36,115 due at maturity, which is May 18, 2003. Interest is to be paid monthly at the prevailing one month LIBOR rate plus 2.5% (9.0% at December 31, 1999). According to the terms of the agreement, the proceeds of the loan are to be used to finance up to half of the costs of furnishing and commencing operation of Burger King restaurants operated by IFFP. In October 1998, we executed an amendment to this facility with AmerBank, increasing the borrowing limit to $1.5 million. The scheduled loan payments are as follows: thirty-five equal monthly installments of $41,666 starting in June 2000 with a final payment of $41,690 due at maturity on May 18, 2003. As of September 30, 2000 and November 10, 2000, $1,416,668 and $1,375,002, respectively was outstanding on this credit facility. As of September 30, 2000, IFFP, by agreement with the lender has deferred $83,332 of principal payments on this credit facility.

           On February 24, 1999, IFFP entered into a line of credit agreement with Citibank (Poland) S.A. under which Citibank granted IFFP a loan in the amount of $5,000,000. The purpose of the line of credit was to finance the construction of nine Burger King restaurants. The line of credit was priced at 0.8% above LIBOR (7.3% at December 31, 1999) and was originally scheduled to mature on January 15, 2000. In order for IFFP to enter into the credit agreement with Citibank, holders of our outstanding 11% convertible notes were required to waive applicable provisions of the note indenture. As compensation for the waiver, the noteholders were issued an aggregate of 2,046 shares of our common stock, with a fair value of $56.00 per share.

           The line of credit was guaranteed by Burger King and the Company granted Burger King a security interest in the outstanding shares of IFFP. As a condition to the guarantee, Burger King required that the Company, IFFP and Mr. Rubinson, the Chairman of the Board and Chief Executive Officer of the Company and a principal shareholder, enter into a general release in favor of Burger King for any and all matters occurring before the date of the guarantee. Additionally, the Company and IFFP entered into a reimbursement agreement (the "Reimbursement Agreement") under which the Company agreed to reimburse Burger King for any and all amounts paid out by Burger King under the guaranty and all costs and expenses incurred by Burger King in connection with the enforcement of its rights under the Reimbursement Agreement. Burger King also required that the Company, IFFP and Mr. Rubinson execute a general release of Burger King relating to any matters that occurred before the execution of the Credit Agreement.

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

           On June 16, 2000, the Company entered into an agreement (the "Agreement") with Burger King Corporation ("Burger King"), pursuant to which Burger King agreed, among other things, to discharge $8 million (plus interest) due to Citibank under IFFP credit facility and was freed of the obligation to guarantee any future borrowings by IFFP. In addition, Burger King, on the one hand, and the Company, IFFP and Mr. Rubinson, the Company's Chairman and Chief Executive Officer, on the other hand, granted mutual general releases with respect to any claims that may have arisen prior to the date of the Agreement, subject to certain exceptions. The Agreement also permits the Company, in its discretion, to close Burger King stores that are unprofitable, and thereafter to dispose of them as it deems fit. The Company recognized a gain on this transaction, which is comprised as follows:



   Repayment of IFFP line of credit by Burger King, including accrued interest of $109,898......
                                                                 $ 8,109,898
   Write-off of unamortized debt issuance costs.................. (1,624,830)
   Legal and professional fees...................................   (163,252)
                                                                 -----------
   Gain on settlement............................................ $6,321,816
                                                                 ===========


           In connection with the settlement agreement the warrant held by BKC to purchase 40,000 shares of common stock of the Company at a price of $200.00 per share was cancelled.

           SHAREHOLDER LOANS -- During the nine months ended September 30, 2000, the Company borrowed an aggregate of $1,158,000 from Mitchell Rubinson, the Chairman of the Board and Chief Executive Officer of the Company and principal shareholder, pursuant to the terms of a $1.9 million line of credit bearing interest at 10% per annum. The loans are due on demand. As of November 10, 2000, the balance of such loans was $1,233,000.

           As of September 30, 2000, the Company owed Mr. Rubinson $193,942 of salary and benefits, $29,026 of accrued interest and a guarantee fee of $240,000. The aggregate balance of such amounts at November 10, 2000 was $496,316.

           During the three months ended September 30, 2000, the gain on settlement was increased by $491,400, due to a change in estimate of the legal and professional fees associated with the settlement.



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

           The Company accounts for advertising expense in accordance with SOP 93-7, "Accounting for Advertising Costs" which generally requires that advertising costs be expensed either as incurred or the first time the advertising takes place. It is the Company's policy to expense advertising costs the first time the advertising takes place. However, Accounting Principles Board Opinion ("APB") No. 28, "Interim Financial Reporting" allows advertising costs to be deferred within a fiscal year if the benefits of an advertising expenditure clearly extend beyond the interim period in which the expenditure is made. Pursuant to APB 28, it is the Company's policy to defer advertising expenses at the end of interim periods to the extent that such costs will clearly benefit future interim periods. During the nine months ended September 30, 2000, the Company incurred advertising expense of $698,612, all of which was charged to expense during the period. During the nine months ended September 30, 1999, the Company incurred advertising expense of approximately $2,012,962, of which approximately $640,008 was deferred at September 30, 1999 and was included in prepaid expenses. Pursuant to SOP 93-7, the Company is required to expense all advertising incurred at the end of the fiscal year.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

           The official currency in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. At September 30, 2000, the exchange rate was 4.54 zlotys per dollar. The accounts of IFFC's Polish subsidiaries are maintained using the Polish zloty.

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

                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           DISPUTE WITH POLISH FISCAL AUTHORITY. In 1995, IFFP became subject to penalties for failure to comply with an amended tax law requiring the use of cash registers with calculating and recording capabilities and which are approved for use by the Polish Fiscal Authorities. As a penalty for noncompliance, Polish tax authorities had the right to disallow some value added tax deductions for July and August 1995. Additionally, penalties and interest could have been imposed on these disallowed deductions. Although IFFP's NCR Cash Register System was a modern system, it could not be modified. IFFP replaced the system with a new Siemen's system which complies with Polish regulations. In December 1999, the Polish Tax Court ruled against IFFP but reduced the fine and related penalties to 440,000 Polish zloty or approximately $96,908 using September 30, 2000 exchange rates.

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



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             (a) The annual meeting of shareholders (the "Meeting") of the Company was held on October 25, 2000.

             (b)   Not applicable because:

               (i)        Proxies for the Meeting were solicited
                          pursuant to Regulation 14
                          under the Securities Exchange Act of 1934.

               (ii)       There were no solitation in opposition
                          to management's nominees as listed in
                          the Company's proxy statement dated
                          October 3, 2000.

               (iii)      All such nominees were elected.



             (c) The matter voted on at the Meeting consisted of the following:

               (i)       The election of two members to the
                         Company's Board of Directors. The name
                         of each nominee for election and the
                         number of shares voted for and against
                         such nominee, as well as the number of
                         abstentions and broker non-votes with
                         respect to such nominee, as set forth
                         below:

                 NAME                     FOR          ABSTENTIONS    NON-VOTES
                 ----                     ---          -----------    ---------

                 MITCHELL RUBIN           32,346,128     16,316            0
                 -----------------------------------------------------------

                 LARRY SCHATZ             32,346,128     16,316            0
                 -----------------------------------------------------------



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                (a) Exhibits:

                    27.1 - Financial Data Schedule (filed electronically only).

                (b) The following reports on Form 8-K were filed during the quarter ended on September 30, 2000:

                    (i)   On July 5, 2000, the Registrant
                          reported that it had entered into a
                          settlement agreement with Burger King
                          Corporation regarding settlement of
                          varios disputes between the parties.

                    (ii) On July 20, 2000, the registrant reported that it had engaged Moore Stephens Lovelace, P.A. as independent accountants as of July 17, 2000.

                                   SIGNATURES

           In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, International Fast Food has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       INTERNATIONAL FAST FOOD CORPORATION



DATE:  November 17, 2000     By: /S/ MITCHELL RUBINSON
                                ----------------------
                                  Mitchell  Rubinson, Chairman of the Board,
                                  Chief Executive Officer (Principal Executive
                                  Officer), Chief Financial Officer
                                  (Principal Financial and Accounting Officer)