Form 10KSB
period 2000-12-31
INTERNATIONAL FAST FOOD CORP
filed 2001-04-18
CIK 885549

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to__________

                         Commission file number: 1-11386

                       INTERNATIONAL FAST FOOD CORPORATION
                 (Name of Small Business Issuer in Its Charter)

                      Florida                                65-0302338
                      -------                                ----------
          (State or Other Jurisdiction of                 (I.R.S. Employer
           Incorporation or Organization)               Identification No.)

            1000 Lincoln Road, Suite 200
                Miami Beach, Florida                           33139
                --------------------                           -----
      (Address of Principal Executive Offices)               (Zip Code)

                                 (305) 531-5800
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: NONE


      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $3,314,336

         The aggregate market value of the common stock held by non-affiliates of the registrant on March 29, 2001 (computed by reference to the closing bid price of $4.75 on such date) was $1,130,096.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of the issuer's Common Stock, par value $.01 per share as of March 30, 2001, was 616,362.

       Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS.

GENERAL

         Our company was incorporated in December 1991 as a Florida corporation to develop franchised Burger King restaurants in the Republic of Poland. In July 1997, we purchased all of the outstanding shares of Krolewska Pizza Sp.zo.o. ("KP") and Pizza King Polska, Sp.zo.o. ("PKP"), which together control the exclusive development rights and franchises of Domino's Pizza stores in Poland. In September 1998, we purchased from a minority shareholder the remaining 15% of the outstanding shares of International Fast Food Polska, Sp.zo.o. ("IFFP"), our Polish subsidiary which operated the Burger King division, for $1.5 million.

         We have the exclusive right to develop franchised Domino's Pizza stores in the Republic of Poland and we currently operate Domino's Pizza stores. A majority of the Domino's Pizza stores are similar to their respective U.S. versions and are developed to the strict corporate standards set out in the respective development agreements and franchise agreements. Additionally the Company continually evaluates the retention and disposition of its existing operations and investigates possible acquisitions of new businesses in order to maximize shareholder value. At this time, the Company has no material arrangement, commitment or understanding with respect to any such acquisition or disposition.

RECENT DEVELOPMENTS

         On September 29, 2000, the Company effected a 1-for-100 reverse stock split of its authorized and issued shares of common stock. As a result of the reverse stock split, the Company now has 2,000,000 authorized and 616,290 outstanding shares of common stock as of December 31, 2000.

         On March 23, 2001, we completed the sale of IFFP to American Restaurants Sp. z.o.o. ("American Restaurants") for $2.0 million in cash and the assumption of approximately $3,000,000 in net indebtedness pursuant to a share transfer agreement (the "Share Transfer Agreement"). After the sale of the outstanding share capital of IFFP, we no longer operate franchised Burger King restaurants in the Republic of Poland. The Company also obtained a release from Burger King Corporation of the right of first refusal to purchase shares of assets of IFFP, a release from any and all obligations arising from any existing franchise or development agreements between the Company and Burger King Corporation and the termination of the Burger King Development Agreement and Franchise Agreement. In consideration for the release by Burger King Corporation of these obligations of IFFP, American Restaurants has paid Burger King a total of $333,500.

         As more fully described herein, we believe that our cash flow from currently existing stores, when combined with our existing financial resources and amounts available under our lines of credit, will be sufficient to fund our operations through April 30, 2001. However, we cannot assure you that our plans will be achieved or that cash flow from existing and new stores will be sufficient to fund our operations through such date. Although we are seeking additional equity and/or debt financing in order to fund our operations and our commitments to develop new Domino's restaurants, there is no assurance that it can be obtained on favorable terms or at all. The failure to raise additional capital would require us to curtail or cease operations. See "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources."

DOMINO'S DIVISION

         Our subsidiary KP controls the exclusive development rights, and PKP controls the franchises, for Domino's Pizza stores in Poland under a master franchise agreement with Domino's Pizza International, Inc., a wholly-owned subsidiary of Domino's Pizza, Inc. ("Domino's"), which was executed in August 1997. KP has also entered into a commissary agreement with Domino's under which KP has been granted the exclusive right to open and operate one or more commissaries for all Domino's Pizza stores in Poland for the term of the Domino's agreement and any renewal term.

         Through PKP, we operate 14 Domino's Pizza stores. These stores, which operate under individual franchise agreements, feature carry-out services and delivery services to any customer who can be reached in approximately 30 minutes. The stores also provide limited customer seating. The typical Domino's Pizza store size is approximately 1,000 square feet and is located in a residential area with a high base of telephone installations.

         Our Domino's Pizza stores offer various types of pizza, chicken wings, soft drinks and breadsticks and we anticipate that our future Domino's Pizza stores will also offer other food items. We typically offer pizzas for the zloty equivalent of approximately $4.50 to $9.00, depending upon the size of the pizza and the number of toppings selected. We believe, to the extent a comparison is possible, that the prices we charge for meals is comparable to the prices charged by our American-style fast food competitors in Poland.

         DOMINO'S AGREEMENT AND STANDARD FRANCHISE AGREEMENT. The relationship between us and Domino's is governed principally by the Domino's agreement and the individual Domino's store franchise agreements. Pursuant to the Domino's agreement, we have the exclusive right to develop, operate and franchise Domino's Pizza stores in Poland. On December 29, 2000, the Domino's agreement was amended to modify the development schedule with respect to the remaining 34 stores to be developed as follows:

                                                          NUMBER OF STORES
                                                            TO BE OPENED
                   TIME PERIOD                           DURING TIME PERIOD
                   -----------                           ------------------
January 1, 2000 through December 31, 2000                         -
January 1, 2001 through December 31, 2001                         7
January 1, 2002 through December 31, 2002                        12
January 1, 2003 through December 31, 2003                        15
                                                                ----

Total stores to be opened by December 31, 2003                   34

         We have opened 16 Domino's Pizza stores under the Domino's agreement and satisfied our development requirements through 2000.

         The amendment discussed above also provided that the Company must become current on all obligations pertaining to this agreement, including but not limited to financial obligations, with 90 days of the date of the Amendment. The agreement was further amended on April 10, 2001, to extend the due date for bringing all obligations current to July 9, 2001. If such obligations are not brought current by the extended due date then the Amendment will be terminated and the original development schedule will be reinstated.

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

         In January 1995, KP commenced operations of the full-service commissary in approximately 1,500 square feet of the Jana Pawla Domino's store. In 1999, PKP entered into a new ten year lease for approximately 7,300 square feet of warehouse space to be used for a new Domino's commissary. The initial annual lease payment was approximately $32,724, excluding the cost of electricity. Monthly lease payments commenced on June 1, 1999 at approximately $2,700 per month; which increased by 2% starting on January 1, 2000 and will increase by 2% each subsequent year thereafter for the duration of the lease. The site has been approved for its intended use by Domino's. We expect to service up to 60 Domino's Pizza stores from this facility. KP has the right to develop additional commissaries as needed. We intend to conduct all of our purchasing, distribution and main food supply operations from the new commissary.

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

         DOMINO'S STORE DEVELOPMENT. To date, we have opened 14 Domino's Pizza stores in Warsaw, Poland. We have also opened one Domino's store in each of the cities of Lublin and Lodz, and we intend to focus most of our future Domino's store development efforts on other Polish cities. Two stores have been closed. All sites are subject to the approval of Domino's. We believe that the Domino's store concept may be successful in a wide variety of areas within a city. Accordingly, the site selection process involves an evaluation of a variety of factors, including demographics (such as population density); specific site characteristics (such as visibility, accessibility and traffic volume); proximity to activity centers (such as office or retail shopping districts and apartment, hotel and office complexes); potential competition in the area; construction or renovation costs; and lease terms and conditions. Because traditional Domino's Pizza stores primarily provide delivery and pick-up services only, we have sought and seek to place Domino's Pizza stores in metropolitan areas with adequate levels of telephone ownership. Our personnel inspect and approve a proposed site for each Domino's store before the execution of a standard franchise agreement and store lease.

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

         SOURCES OF SUPPLY. We are substantially dependent upon third parties for all of our capital equipment (including furniture, fixtures and equipment), food products, and other supplies. Pursuant to the Domino's agreement and the standard franchise agreements, all of these supplies must be of a quality and conform to specifications acceptable to Domino's. We currently obtain substantially all of our supplies and food products, including cheese, soft drinks, cold cuts and paper products from Polish sources and maintain approximately a seven to 30 day inventory of food products and supplies for our Domino's Pizza stores. We currently obtain our store furniture and fixtures from sources in Poland and obtain our restaurant equipment and tomato sauce primarily from Domino's approved sources in the United States and Europe. We currently have no written, long-term supply agreements. Shipments of food and supplies are delivered directly to the commissary or Domino's Pizza stores.

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

         Our Domino's operations are managed by Joanna Makowska, the President of PKP. Prior to the sale of IFFP, Ms. Makowska was the General Manager of IFFP. Ms. Makowska was supported by approximately 64 full-time and 286 part-time employees as of December 31, 2000.

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

         AREA AND POPULATION. Poland is one of the largest countries in Europe with a total land area of approximately 312,000 square kilometers. It shares land borders with Germany, the Czech Republic, Slovakia, Ukraine, Belarus, Lithuania and the Russian Federation. Its population, which was estimated at approximately [39] million (as of December 31, 2000), makes it one of the most populous countries in Europe, with approximately 62% of the population living in urban areas. Poland has an extensive network of roads, railways and canals, and has four major ports on the Baltic sea.

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

         ECONOMIC OVERVIEW. Since the fall of the Communist government in 1989, Poland has embarked on a program of economic reforms, based on a transition to a market economy and private ownership. Poland has become the first former centrally planned economy in Central and Eastern Europe to end its recession and return to growth. In 1990, the first post-communist government introduced the "Economic Transformation Program" (also known as the "Balcerowicz Plan" after the first post-communist Minister of Finance). The radical economic reform program was designed to stabilize the economy and promote structural reforms. Key elements included the ending of state subsidies to state enterprises and eliminating administrative controls of most prices. After a significant decline in GDP in real terms, a sharp rise in unemployment and an acceleration in inflation, Poland returned to growth, with positive rates of GDP growth for the years 1992 to 2000.

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

         The economic recovery in Poland since 1992 has benefited most sectors of the economy. Unemployment which peaked in 1994 at 16% dropped to 13.5% in December 2000. Domestic demand has been driven by an increase in investment and private consumption and exports have increased. In addition, Poland also benefits from increasing productivity. A significant portion of the growing domestic demand, however, has been met through imports, resulting in a growing trade deficit.

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

         GROSS DOMESTIC TOTAL. Poland is one of the fastest growing economies in Europe. In 1998, unofficial preliminary estimates indicated that Poland's GDP grew by 4.8% in real terms, following increasing real growth rates based on IMF estimates in 1995 of 7.0%, in 1996 of 6.1%, in 1997 of 6.9%, in 1998 of 4.8%, in
1999 of 4.1% and in 2000 of 5.3%.

         INFLATION. Although inflation has generally declined since prices were liberalized in the beginning of 1990, the rate of inflation in Poland is still high compared to Western Europe or the United States. The annual increase in the consumer price index ("CPI") has been continuously but gradually declining from a rate of almost 250% in 1990 to 7.4% in 2000. This decline has occurred together with increases in real GDP and decreasing unemployment. Similarly, the annual increase in the producer price index ("PPI") decreased from approximately 293% in 1990 to 4.9% in 1998.

         EMPLOYMENT AND WAGES. Before 1989, unemployment was not officially recognized in Poland and over-employment was evident in many enterprises. By the end of the first quarter of 1994, registered unemployment had reached over 16.0% of the labor force but by the end of that year it had decreased for the first time since 1990 to 16.0% of the labor force. At December 31, 2000, registered unemployment was 13.8% of the labor force.

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

         POLISH CURRENCY. The only currency that may be used in Poland is the zloty. The value of the zloty is determined under a system based on a basket of currencies (whose weights in the basket reflect their relative importance in Poland's foreign trading transactions), as well as all other economic and political factors that effect the value of currencies generally. At December 31, 2000, the exchange rate was 4.1432 zlotys per dollar.

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

         Other than the provisions of the Polish Commercial Code generally applicable to all limited liability companies, there is no minimum level of investment required of a foreign person investing in a Polish limited liability company. The minimum capital required for establishment of any limited liability company is 4,000 zlotys (approximately $965.44 at December 31, 2000 exchange rates), which must be made in Polish currency obtained from the sale of convertible currency (including United States or West European funds) to a foreign exchange bank, or, to the extent designated in the company's incorporation documents, through in-kind, nonmonetary contributions that are transferred from abroad or purchased with Polish currency obtained from the sale of convertible currency to a foreign exchange bank. To the extent designated in the company's incorporation documents, fixed assets may constitute in-kind, non-monetary contributions to equity.

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

         TAXATION. A limited liability company with foreign investors is subject to the same taxes, and general tax reductions, as domestic Polish companies without foreign participation. A limited liability company is subject to corporate income tax, VAT, which is known in Poland as the "Tax on Goods and Services," and excise tax and, depending on the nature of its business activities, may also be subject to real estate tax, local tax, and stamp duty. The corporate income tax rate is currently 30%. The taxable income is generally calculated by the extent to which revenues exceed expenses, including operating losses, which may be carried forward with certain limitations for three to five years. The shareholder of a limited liability company is liable for any income taxes not paid by the company.

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

ITEM 2.       DESCRIPTION OF PROPERTY.

         OUR OFFICES. We maintain our executive offices in approximately 1,600 square feet of leased office space at 1000 Lincoln Road, Suite 200, Miami Beach, Florida 33139. Annual lease payments under the lease are approximately $50,000. The lease is for a period of five years.

ITEM 3.       LEGAL PROCEEDINGS.

         DISPUTE WITH POLISH FISCAL AUTHORITY. In 1995, IFFP became subject to penalties for failure to comply with an amended tax law requiring the use of cash registers with calculating and recording capabilities and which are approved for use by the Polish Fiscal Authorities. As a penalty for noncompliance, Polish tax authorities had the right to disallow some value added tax deductions for July and August 1995. Additionally, penalties and interest could have been imposed on these disallowed deductions. Although IFFP's NCR Cash Register System was a modern system, it could not be modified. IFFP replaced the system with a new Siemen's system which complies with Polish regulations. In December 1999, the Polish Tax Court ruled against IFFP but reduced the fine and related penalties to 238,469 Polish zloty or approximately $57,557 at December 31, 2000 exchange rates.

         FUELNATION MATTER. We are a party to the following legal proceeding:
Elpoint Company, LLC and Gennady Yakovlev, vs. Mitchell Rubinson, Marilyn Rubinson, Edda Rubinson, Nigel Norton, James F. Martin, Leon Blumenthal, C. Lawrence Rutstein, Shulman & Associates, Inc., Manny Schulman, Franklyn Weichselbaum, James Miranti, International Fast Food Corporation, Domino's Pizza International, Inc., FuelNation, Inc, United States District Court, Northern District of California (Case No. 99-1107 CRB). In March 1999, some of the shareholders of FuelNation (f/k/a Regenesis Holdings Corporation) ("Regenesis") filed a complaint against us and some of our senior management and principal shareholders, including Mitchell Rubinson, our Chairman of the Board and Chief Executive Officer, and James Martin, our former President and Chief Financial Officer. Regenesis formerly held the right to develop Domino's Pizza stores in Poland. Certain former officers and principal stockholders of Regenesis are officers and principal shareholders of our company. The complaint alleges, among other things, that the defendants fraudulently transferred the Domino's development rights to us, thereby causing Regenesis to lose value. Additionally, the complaint alleges that we engaged in the misappropriation of corporate opportunities of Regenesis. We reached a settlement in this matter and pursuant to such settlement, we must pay $300,000. An accrual for this amount has been provided for in the consolidated financial statements.

         We are not a party to any other litigation or governmental proceedings that management believes would result in any judgments or fines that would have a material adverse effect on us.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Our Annual Shareholders' Meeting was held on October 25, 2000. At the Annual Meeting, the shareholders were asked to consider and vote upon the following matter:

1. The election of two members to our Board of Directors to serve until the 2001 Annual Meeting of Shareholders or until their successors are duly elected and qualified.

The following two members of the Board of Directors were duly elected:

         DIRECTOR               VOTES FOR         VOTES WITHHELD
         --------               ---------         --------------
     Mitchell Rubinson           318,462              1,632
     Larry H. Schatz             318,462              1,632


                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         MARKET INFORMATION. Our common stock was listed on the NASD OTC Bulletin Board under the symbol "IFFC." Following the 1-for-100 reverse stock split effected in October, 2000, our common stock began trading on the NASD OTC Bulletin Board under the symbol "IFFD." The following table sets forth, for the period since January 1, 1999, the adjusted high and low closing bid quotations for the common stock as reported by the NASD OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                                        HIGH              LOW
                                                                        ----              ---
                  1999
                  ----
                  First Quarter...............................        $  90.00           $53,00
                  Second Quarter..............................        $  51.00           $35.00
                  Third Quarter...............................        $  53.00           $44.00
                  Fourth Quarter..............................        $  90.00           $53.00

                  2000
                  ----
                  First Quarter...............................        $15.156            $ 6.30
                  Second Quarter..............................        $ 7.50             $ 2.70
                  Third Quarter...............................        $ 4.70             $ 0.70
                  Fourth Quarter..............................        $ 6.00             $3.875

         HOLDERS. As of March 30, 2001, there were 93 record holders of our common stock. Management believes that there are over 600 beneficial holders of our common stock.

         DIVIDENDS. We have not paid any cash dividends on our common stock and do not currently intend to declare or pay cash dividends in the foreseeable future. We intend to retain any earnings that may be generated to provide funds for the operation and expansion of our business. The December 15, 2000 dividends on the Series A Convertible Preferred Stock in the appoximate amount of $99,000 are in arrears as of December 31, 2000.

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

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

         Information contained in this Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "could," "intends," "estimates," "projected," "contemplated" or "anticipates" or the negative thereof or other variations thereon or comparable terminology. No assurances can be given that the future results covered by the forward-looking statements will be achieved. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control. The following factors and other factors described elsewhere in this annual report could cause actual experience to vary materially from the future results covered in such forward-looking statements:

         o the future growth of our business and our ability to comply with the Domino's agreement;

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

         o        the ability to obtain suitable store sites;

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

GENERAL

         As of December 31, 2000, we had negative working capital of approximately $1,995,638 and cash of $105,337. Although we believe that we have sufficient funds to finance our present plan of operations through April 30, 2001, we cannot reasonably estimate how long we will be able to satisfy our cash requirements. The capital requirements relating to implementation of the Domino's agreement are significant. Based upon current assumptions, we will seek to implement our business plan utilizing our existing cash and cash equivalents, cash generated from store operations, and available borrowing capacity on our bank credit facilities if any. To satisfy the capital requirements of the Domino's agreement, we will require resources substantially greater than the amounts we presently have or amounts that can be generated from our restaurant and store operations. There can be no assurance that we will be able to obtain additional financing or that additional financing will be available on acceptable terms to fund future commitments for capital expenditures.

         We currently operate 14 Domino's Pizza stores in Poland. We have incurred losses and anticipate that we will continue to incur losses until, at the earliest, we establish a number of restaurants and stores generating sufficient revenues to offset our operating costs and the costs of our proposed continuing expansion. There can be no assurance that we will ever achieve profitability or be able to successfully establish a sufficient number of stores to achieve profitability.

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

         In November 2000, we sold all of the outstanding share capital of IFFP to American Restaurant Sp.z.o.o for an aggregate purchase price of $2.0 million plus the assumption of certain indebtedness. The Burger King development agreement and franchise agreements were terminated and the Company was released from all obligations thereunder. The transaction closed in March 2001.

YEAR ENDED DECEMBER 31, 2000 VS. YEAR ENDED DECEMBER 31, 1999

         RESULTS OF OPERATIONS. Domino's store sales for the years ended December 31, 2000 and 1999 were $3,314,336 and $4,212,172. The Domino's store sales decreased by 27.1% in U.S. dollar terms and 15.1% in Polish zloty terms for the year ended December 31, 2000 as compared to 1999. This decrease is primarily attributable to increased competition in the Warsaw market, the effect of reduced advertising in the year 2000 as compared to the year 1999, as well as the general economic conditions in Poland in the year 2000.

         During the year ended December 31, 2000, we incurred food and packaging costs of $1,039,358, payroll and related costs of $758,071, occupancy and other operating expenses of $1,486,395 and depreciation and amortization expenses of $580,442. During the year ended December 31, 1999, we incurred food and packaging costs of $1,364,563, payroll and related costs of $922,259, occupancy and other operating expenses of $1,526,345 and depreciation and amortization expenses of $720,481.

         Food and packaging costs applicable to Domino's Pizza stores for the year ended December 31, 2000 were 31.4% of store sales and for the year ended December 31, 1999 were 32.4% of store sales. The 1.0% decrease as percentage of store sales was primarily attributable to increased menu prices and a reduction in the cost of key food items from a major vendor.

         Payroll and related costs applicable to Domino's Pizza stores, which remained relatively stable, were 22.9% of store sales for the year 2000, and were 22.6% of store sales for the year 1999.

         Occupancy and other operating expenses applicable to Domino's Pizza stores for the year 2000 were 44.8% of store sales, and for the year 1999 were 36.2% of store sales. The 8.6% increase as a percentage of store sales was primarily attributable to vehicle delivery costs coupled with higher fixed costs at the new Domino's commissary and lower sales.

         Depreciation and amortization expense applicable to Domino's Pizza stores as a percentage of store sales was 17.5% for the year 2000 and 17.1% for the year 1999. The 0.4% increase was primarily due to increased sales.

         General and administrative expenses applicable to Domino's store operations were $470,745 or 14.2% of sales for the year ended December 31, 2000 as compared to $563,400 or 13.17% of sales for the year ended December 31, 1999 The 1.1% increase as a percentage of sales is primarily attributable to the decrease in sales in 2000 as well as the effect of a decrease in salaries, legal and professional fees, as well as an increase in rent. For the year ended December 31, 2000, total general and administrative expense of IFFC and the Domino's store operations included salary expenses of $569,982; corporate overhead expenses of $997,780, and depreciation and amortization of $207,489. For the year ended December 31, 1999, general and administrative expenses include salary expenses of $1,306,742; corporate overhead expenses of $3,498,241, and depreciation and amortization of $28,871. The $267,489 increase in corporate overhead expenses is primarily attributable to costs incurred to secure and modify our new credit facility, legal fees and settlement costs associated with the FuelNation litigation matter, and investor relations fees.

         DISCONTINUED OPERATIONS. On November 27, 2000, the Company entered into a share transfer agreement to sell its 100% interest in IFFP to American Restaurants in exchange for $2,000,000 in cash and a payment of $333,500 by American Restaurants to Burger King Corporation in settlement of the agreed upon amount of unpaid royalties owed to Burger King Corporation by IFFP and the assumption of all liabilities of IFFP, excluding amounts owed to IFFC. The closing on the sale occurred March 23, 2001. In December 2000, the Company received $1,000,000 payment toward the purchase price and the $333,500 payment to Burger King Corporation was paid by American Restaurants. As a result of this transaction, the results of operations of IFFP for the years ended December 31, 2000 and 1999 have been presented as "Discontinued Operations" in the consolidated financial statements included elsewhere herein. Components of the loss for discontinued operations are as follows:

                                                      DECEMBER 31, 2000                    DECEMBER 31, 1999
                                                      -----------------                    -----------------
                                                 AMOUNT            % OF SALES           AMOUNT          % OF SALES
                                                 ------            ----------           ------          ----------
Restaurant sales                               $7,458,008            100.0         $10,886,141            100.0
Food Packaging costs                            2,630,041             35.3           4,195,501             38.5
                                               ----------             ----         -----------            -----
Gross profit                                    4,827,967             64.7           6,690,640             61.5
Payroll and related expenses                    1,875,913             25.2           2,229,434             20.5
Occupancy and other costs                       2,736,427             36.7           4,635,525             42.6
Pre-opening expenses                                                                   480,103              4.4
Depreciation and amortization                   2,045,009             27.4           2,395,050             22.0
Asset impairment charges                            -                  -             1,663,277                -
Loss on sale of assets                           433,933               5.8                   -                -
General and administrative expenses             1,118,643             15.0           1,705,675              15.7
Other expense (income)                          (228,297)             (3.1)           (506,155)             (4.6)
Interest expense                                 528,490               7.1             339,074               3.1
Foreign exchange loss                            457,655               6.1              84,402               8.8
                                                 -------               ---              ------               ---
Loss from discontinued operations             $(4,139,806)           (55.5)         $ 5,735,745            (52.7)
                                              ===========             ====          ===========             ====

         For the year ended December 31, 2000, we generated a net loss of $11,082,035 or $23.45 per share of our common stock compared to a net loss of $13,729,306 or $30.81 per share of our common stock for the year ended December 31, 1999.

         For the years ended December 31, 2000 and 1999, interest and other income were comprised as follows:

                                         YEAR ENDED DECEMBER 31,
                                         -----------------------
                                           2000         1999
                                           ----         ----
         Interest income ...........     $ 20,118     $ 87,787
         All other, net ............       74,041       92,254
                                         --------     --------
         Total .....................       94,159     $180,101
                                         ========     ========

         All other, net includes various non-recurring charges and credits.

         Interest expense for continuing operations is comprised as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                                        -----------------------
                                                                          2000           1999
                                                                          ----           ----

         Interest expense on subordinated convertible
             debentures ........................................        248,040     $  248,040
         Amortization of debt issuance costs ...................        398,031        220,230
         Accretion of discount on 11% convertible senior
             subordinated discount notes including $17,666 of
             accrued interest expense in 2000 ..................        835,134        456,782
         Write-off of deferred financing costs .................           --        1,532,338
         Interest expense on bank facilities ...................         57,452         85,757
         Shareholder loans .....................................         93,377           --
                                                                     ----------     ----------
             Total ............................................      1,632,034     $2,543,147
                                                                     ==========     ==========

         Our interest expense on bank facilities was $57,452 for the year ended December 31, 2000 and $85,759 for the year ended December 31, 1999. The $28,307 decrease is attributable to a lower level of bank borrowings during the year 2000, coupled with repayment of amounts outstanding as of December 31, 1999.


         LIQUIDITY AND CAPITAL RESOURCES. To date, our business operations have been principally financed by proceeds from public offerings of our equity and debt securities, private offerings of equity and debt securities, proceeds from various bank credit facilities, proceeds from the sale of certain equity securities, the settlement of the Burger King litigation, proceeds from the private sale of our 11% Convertible Notes loans from shareholders.

         Net cash used in operating activities decreased from $3,844,872 to $2,470,092 for the years ended December 31, 1999 and 2000, respectively. The decrease is primarily attributable to decreased losses from operations in 2000.


         Net cash flows provided by investing activities in 2000 was $2,067,546 as compared to net cash flows used in investing activities for 1999 of $6,061,453. The change is primarily attributable to lower payments for property and equipment in 2000 coupled with a reduction in certificates of deposit and proceeds received from disposal of IFFP aggregating approximately $2,000,000. The decrease is primarily attributable to fewer restaurant opening costs in 2000.

         Net cash provided by financing activities increased from $6,395,279 for the year ended December 31, 1999 to $134,118 for the year ended December 31, 2000. The decrease is attributable to lower bank borrowings plus repayments of existing indebtedness.

         As described in Note 14 to the consolidated financial statements, we have significant commitments to develop restaurants in accordance with the Domino's agreements. We have sustained losses from operations since our incorporation in December 1991. For the year ended December 31, 2000, we reported net losses of $11,082,035 and for the year ended December 31, 1999, we reported net losses of $13,729,306. At December 31, 2000, we had an accumulated deficit of $46,555,264 and a shareholders' deficit of $2,479,579. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

         We believe that cash flows from existing stores, when combined with existing financial resources will be sufficient to fund operations through at least April 30, 2001. However, no assurance can be given that our plans will be achieved. Further, no assurance can be given that the cash flows from existing and new stores will be sufficient to fund operations through April 30, 2001. We are seeking to obtain additional equity or debt financing to fund operating losses and our commitment to develop new Domino's Pizza stores. No assurance can be given that such financing will be obtained or that it can be obtained on favorable terms. The failure to raise additional capital would require us to curtail or cease operations.

         DOMINO'S AGREEMENT - Our material commitments for capital expenditures in the restaurant and store business relate to the provisions of the Domino's development agreements. See "Domino's Agreement and Standard Franchise Agreements" for additional information regarding these agreements.


         CONVERTIBLE NOTES - In November 1997, we sold $27,536,000 of our 11% Convertible Senior Subordinated Discount Notes Due October 31, 2007 (the "11% Convertible Notes") in a private offering. Interest is payable semi-annually, in cash, on April 30 and October 31 of each year, commencing April 30, 2001.


         We received net proceeds of $17,662,174 after reduction of the face of the 11% Convertible Notes for unamortized discount of $7,535,908 and placement costs in the amount of $2,337,918. In addition to the placement costs incurred, we also issued to the placement agent 5,000 shares of common stock which were valued at $150,000.

         On August 31, 1999, $17,900,000 of the 11% Convertible Notes were exchanged for an aggregate of 158,134 newly-issued shares of our Series B Preferred Stock. Additionally, in October 1999, the remaining holders of the 11% Convertible Notes agreed to amend such notes to provide that interest earned on the 11% Convertible Notes from October 31, 2000 to October 31, 2003 will be paid in 11% Convertible Notes, rather than cash. Interest payable thereafter will be payable in cash. This transaction resulted in an increase in shareholder equity of $14,283,252 during the year ended December 31, 1999.

         On November 6, 2000, the 11% Convertible Notes in the principal amount of $9,636,000 automatically converted into 137,657 shares of Common Stock in accordance with the automatic conversion terms specified in the notes and the indenture governing the notes. All holders of the Notes have surrendered such Notes and have received the required number of shares of common stock. Although the holders of such notes did not receive their common stock until after December 31, 2000, the 137,657 shares of Common stock issued to such holders has been reflected as outstanding as of December 31, 2000.

         DISPUTE WITH POLISH FISCAL AUTHORITIES - See "Item 3. Legal Proceedings
- Polish Fiscal Authority Disputes" for a description of our dispute with Polish fiscal authorities.

         POLISH BANK ACCOUNTS - As of December 31, 2000, we had approximately $78,597 in Polish bank accounts with substantially all of such funds held as U.S. dollar denominated deposits.

         CREDIT FACILITIES - We have also financed our operations through the use of credit facilities.

         In January 1993, IFFP entered into a revolving credit facility with American Bank of Poland S.A. ("AmerBank") totaling 300,000 zlotys (approximately $72,408 at December 31, 2000 exchange rates). Borrowings under the AmerBank credit facility were secured by a guarantee of our company and bore interest at a monthly adjusted variable rate approximately equal to AmerBank's prime rate. In April 1996, the credit available was decreased to 200,000 zlotys (approximately $48,272 at December 31, 2000 exchange rates) and in March 1997, the credit facility was further decreased to 100,000 zlotys (approximately $24,135 at December 31, 2000 exchange rates). The credit facility expired on September 30, 2000 and the outstanding balance was paid in full.

         In September 1996, PKP entered into a revolving credit facility with AmerBank totaling 100,000 zlotys (approximately $24,135 at December 31, 2000 exchange rates). The note is secured by our guarantee. The credit facility expires on May 31, 2001. The balance on this note as of December 31, 2000 was $0.

         In May 1997, we entered into a $999,000 credit facility with Totalbank which was secured by $999,000 of certificates of deposit. The credit facility bore interest at 6.5% per annum and was originally scheduled to mature in August 1998. The credit facility was renewed in February 2000 for nine months under the same terms and was scheduled to mature in August 2000. The Company terminated the facility on June 2, 2000 and the outstanding balance was paid in full by application of the certificate of deposit pledged as collateral.

         In August 1997, we executed a credit agreement with AmerBank in the amount of $950,000. Interest is payable monthly at the prevailing one month LIBOR rate plus 2.75% (9.32% at December 31, 2000). Commencing in March 1998, the loan was being repaid in monthly installments of $32,000 for 29 months with a balloon payment of $22,000 due on August 12, 2000. The final payment on this loan was made on August 12, 2000 and the credit facility was terminated.

         In April 1998, PKP entered into a $300,000 development loan with AmerBank for the development of its Domino's stores. Borrowings under this credit facility are secured by: (a) fixed assets of each new restaurant financed; and (b) our guarantee. The loan is being repaid in ten equal quarterly installments of $30,000 starting in December 1998, with a final payment due at maturity (March 26, 2001). Interest is paid monthly at the prevailing one month LIBOR rate plus 31/8% (9.69% at December 31, 2000). As of December 31, 2000, approximately $26,363 was outstanding on the facility.

         In June 1998, IFFP entered into a development loan in the principal amount of $1.3 million with AmerBank. Borrowings under this credit facility were to be made until June 18, 2000 and are secured by: (a) fixed assets of each new restaurant financed; and (b) our guarantee. The loan is scheduled to be repaid in thirty-five equal monthly installments of $36,111, starting in June 2000, with a final payment of $36,115 due at maturity, which is May 18, 2003. Interest is to be paid monthly at the prevailing one month LIBOR rate plus 2.5% (9.07% at December 31, 2000). According to the terms of the agreement, the proceeds of the loan are to be used to finance up to half of the costs of furnishing and commencing operation of Burger King restaurants operated by IFFP. In October 1998, we executed an amendment to this facility with AmerBank, increasing the borrowing limit to $1.5 million. The scheduled loan payments are as follows: thirty-five equal monthly installments of $41,666 starting in June 2000 with a final payment of $41,690 due at maturity on May 18, 2003. In connection with the sale of IFFP, the remaining balance on this loan of $1,333,336 as of November 27, 2000 was assumed by American Restaurants.

         In February 1999, IFFP entered into a line of credit agreement with Citibank (Poland) S.A. under which Citibank granted IFFP a loan in the amount of $5,000,000. The purpose of the line of credit was to finance the construction of nine Burger King restaurants. The line of credit is priced at 0.8% above LIBOR (7.37% at December 31, 2000) and was originally scheduled to mature on January 15, 2000. In order for IFFP to enter into the credit agreement with Citibank, holders of our outstanding 11% Convertible Notes were required to waive applicable provisions of the note indenture. As compensation for the waiver, the noteholders were issued an aggregate of 2,046 shares of our common stock, with a fair value of $56.00 per share.

         The line of credit was guaranteed by Burger King and we granted Burger King a security interest in the outstanding shares of IFFP. As a condition to the guarantee, Burger King required that the Company, IFFP and Mitchell Rubinson, the Chairman of the Board and Chief Executive Officer of our company and a principal shareholder, enter into a general release in favor of Burger King for any and all matters occurring before the date of the guarantee. Additionally, the Company and IFFP entered into a reimbursement agreement (the "Reimbursement Agreement") under which the Company agreed to reimburse Burger King for any and all amounts paid out by Burger King under the guaranty and all costs and expenses incurred by Burger King in connection with the enforcement of its rights under the Reimbursement Agreement. Burger King also required that we, IFFP and Mitchell Rubinson execute a general release of Burger King relating to any matters that occurred before the execution of the Credit Agreement.

         Additionally, Mr. Rubinson entered into a purchase agreement with Burger King which provides that if IFFP and the Company default on our obligations under the Reimbursement Agreement and Burger King takes possession of the IFFP shares, Mr. Rubinson is required to purchase the IFFP shares from Burger King for an amount equal to all amounts paid out by Burger King under the guaranty and all costs and expenses incurred by Burger King in connection with the enforcement of its rights under the Reimbursement Agreement. Mr. Rubinson received a fee of $150,000 from our company in connection with the Purchase Agreement.

         In October 1999, IFFP increased the amount of the line of credit to $8,000,000. IFFP could increase the line of credit in increments of $500,000 to an aggregate of $10,000,000 if it met specified criteria. The maturity date of the line of credit was extended to December 2002. Drawings on the line in excess of the original $5,000,000 bore interest at 0.95% above LIBOR. The guarantee would automatically terminate in October 2002. In addition, Burger King could withdraw its guarantee if certain criteria set forth in the Guarantee of Future Advance Agreement were not met. In connection with the increase of the line of credit, all of the prior transaction documents were re-executed, including the purchase agreement and the release and the Company, Mr. Rubinson, IFFP and Burger King entered into the Guarantee of Future Advances Agreement pursuant to which Burger King would guarantee the repayment of future funds advanced under the line of credit. Additionally, as security of the line of credit, Burger King required that Mitchell Rubinson enter into a personal guaranty with Burger King and pledge 50,000 shares of the Company's common stock owned by him. In connection with these matters, the Company entered into a reimbursement and fee agreement whereby the Company agreed to reimburse Mr. Rubinson for all amounts paid by him under his personal guaranty and to pay him a fee equal to 3% annually of the amount being guaranteed. In order for IFFP to increase the line of credit, holders of the outstanding 11% Convertible Notes were required to waive applicable provisions of the note indenture.

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

Repayment of IFFP line of credit by Burger King, including accrued interest of $109,898...              $8,109,898
Write-off of unamortized debt issuance costs..............................................              (1,624,830)
Legal and professional fees...............................................................                (110,252)
                                                                                                        ----------
Gain on settlement........................................................................              $6,374,816
                                                                                                        ==========


         In connection with the settlement agreement the warrant held by BKC to purchase 40,000 shares of common stock of the Company at a price of $200.00 per share was cancelled.

         SHAREHOLDER LOANS -- During the year ended December 31, 2000, the Company borrowed an aggregate of $1,408,720 from Mitchell Rubinson, the Chairman of the Board and Chief Executive Officer of the Company and principal shareholder, pursuant to the terms of a line of credit. The loans bear interest at 10% per annum. Principal repayments of $850,000 were made on the loans during the year ended December 31, 2000 and the principal balance outstanding at December 31, 2000 was $558,720. During the period from January 1, 2001 through April 2, 2001 an additional $228,823 was borrowed and an additional principal repayment of $699,980 was made during March 2001. The loans are due on demand. As of April 2, 2001, the balance of such loans was $87,563.

         As of December 31, 2000, the Company owed Mr. Rubinson $265,000 of salary and benefits, $93,379 of accrued interest and a guarantee fee of $240,000. The aggregate balance of such amounts at March 31, 2001 was $684,120.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

         The official currency in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that affect the value of currencies generally. At December 31, 2000, the exchange rate was 4.1432 zlotys per U.S. dollar. The accounts of our Polish subsidiaries are maintained using the Polish zloty.

         IFFC's Domino's Pizza store operations are conducted in Poland. The Polish economy has historically been characterized by high rates of inflation and devaluation of the Polish zloty against the dollar and European currencies. However, in the years ended December 31, 1999 and 2000, the rates of inflation and devaluation improved. For the years ended December 31, 1996, 1997, 1998, 1999 and 2000, the annual inflation rate in Poland was 19.5%, 13.0%, 8.6%, 7.3% and 9.2%, respectively, and as of December 31, 1996, 1997, 1998, 1999 and 2000, the exchange rate was 2.872, 3.514, 3.494, 4.1483 and 4.1432 zlotys per dollar, respectively. Payment of interest and principal on our 9% convertible debentures, payment of franchise fees to Domino's for each store opened are in United States currency. Additionally, IFFC is dependent on certain sources of supply which require payment in European or United States currencies. Since IFFC's revenues from operations will be in zlotys, IFFC is subject to the risk of currency fluctuations. IFFC has and intends to maintain substantially all of its unutilized funds in United States or Western European currency denominated securities and/or European Currency Units. There can be no assurance that IFFC will successfully manage its exposure to currency fluctuations or that such fluctuations will not have a material adverse effect our financial condition, liquidity or results of operations.

         Thus far, IFFC's revenues have been used to fund restaurant operations and expansion. As a result, such revenues have been relatively insulated from inflationary conditions in Poland. There can be no assurance that inflationary conditions in Poland will not have an adverse effect on IFFC in the future.

RECENTLY ISSUED ACCOUNTING STANDARDS

         None.

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

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

         Our executive officers and directors are as follows:

                     NAME                           AGE                              POSITION
                     ----                           ---                              --------
Mitchell Rubinson(1)(2)(3)...............            54      Chairman of the Board, Chief Executive Officer, Chief
                                                             Operating Office and Chief Financial
Larry H. Schatz(1)(2)(3).................            55      Vice Chairman of the Board
--------------------------

(1)      Member of the Audit Committee.
(2)      Member of the Stock Option Committee.
(3)      Member of the Nomination Committee.


         Mitchell Rubinson has served as our Chairman of the Board and Chief Executive Officer since our incorporation in December 1991 and served as President from December 1991 to June 1998 and has served as Chief Operating Officer and Chief Financial Officer since May, 2000. Mr. Rubinson has served as the Chairman of the Board, Chief Executive Officer and President of Capital Brands from March 1988 to April 1996, and was the Treasurer of Capital Brands from March 1992 to April 1993. Mr. Rubinson served as the Chairman of the Board, Chief Executive Officer and President of a Company (now known as FuelNation, Inc. from July 1993 to May 1997.

         Larry H. Schatz has served as our Vice Chairman of the Board since July 1997. Mr. Schatz has served as "of counsel" for the law firm of Grubman Indursky & Schindler P.C. since January 1996. From 1991 through December 1995 Mr. Schatz worked as an attorney in private practice.

KEY EMPLOYEES

         Joanna Makowska has been employed by the Company's Polish subsidiaries since 1992 and has served as President of PKP since June, 2000. Ms. Makowska served as general manager of IFFP from November 1999 until March 2001.

COMPENSATION OF DIRECTORS

         We generally do not pay directors' fees, but reimburse all directors for their expenses in connection with their activities as directors. Directors who are also our employees do not receive additional compensation for their services as directors. Mr. Schatz, a non-employee, receives $25,000 per annum for serving as Vice Chairman of the Board.

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

ITEM 10.      EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

         The following table sets forth, for the fiscal years ended December 31, 1998, 1999 and 2000, the aggregate compensation paid by our Company to Mitchell Rubinson, our Chairman of the Board and Chief Executive Officer (the "Named Executive Officer"). None of our other executive officers' total annual salary and bonus for the year ended December 31, 2000 exceeded $100,000.

                                                ANNUAL COMPENSATION (1)               LONG TERM COMPENSATION
                                                -----------------------               ----------------------
                                                                                     AWARDS               PAYOUTS
                                                                                     ------               -------
                                                            OTHER ANNUAL     SECURITIES UNDERLYING       ALL OTHER
    NAME AND PRINCIPAL POSITION      YEAR      SALARY       COMPENSATION      OPTIONS/SARS (#)(2)       COMPENSATION
    ---------------------------      ----      ------       ------------      -------------------       ------------
Mitchell Rubinson..............      2000     $250,000       $19,825(5)                -                     -
  Chairman of the Board and Chief    1999     $229,962       $16,658(4)                -                     -
  Executive Officer                  1998     $212,928       $20,885(3)                -                     -

----------------

(1) The columns for "Bonus," "Restricted Stock Awards" and "LTIP Payouts" have been omitted because there is no compensation required to be reported in such columns.
(2) See "Aggregated Fiscal Year-End Options/SAR Value Table" for additional information concerning options granted. We have not granted any stock appreciation rights.
(3) Represents an automobile allowance of $12,000 and medical insurance premiums of $8,865.
(4) Represents an automobile allowance of $12,000 and medical insurance premiums of $4,658.
(5) Represents an automobile allowance of $15,000 and medical insurance premiums of $4,825.

OPTION/SAR GRANTS TABLE

         We did not grant any stock options or stock appreciation rights to the Named Executive Officer in 2000.

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-ENDED OPTION/SAR VALUE TABLE

         The following table sets forth information concerning unexercised stock options held by the Named Executive Officer as of December 31, 2000. No stock options were exercised by the Named Executive Officer during the year ended December 31, 2000. No SARs were granted or are outstanding.

                                                  NUMBER OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                                    UNEXERCISED OPTIONS/SARS AT       IN-THE-MONEY OPTIONS/SARS AT
                                                       DECEMBER 31, 2000(#)              DECEMBER 31, 2000($)(1)
                                                       --------------------              -----------------------
                     NAME                          EXERCISABLE     UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
                     ----                          -----------     -------------      -----------      -------------
Mitchell Rubinson .......................            1,500                 0           $     0           $      0


----------------

(1) The closing bid quotation for our common stock as reported by the NASD OTC Bulletin Board on December 31, 2000 was $3.875. The exercise price of Rubinson's and Schatz's options, as of December 31, 2000, were $40 and $70 per share respectively; therefore, the value of the unexercised options as of December 31, 2000 was $0


EMPLOYMENT AGREEMENTS

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

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of March 30, 2001, the number of shares of our common stock which were owned beneficially by:

         (a) each person who is known by us to own beneficially more than 5% of our common stock,

         (b) each director,

         (c) the Named Executive Officers, and

         (d) all directors and executive officers as a group.

         Unless otherwise indicated, the address of each of the listed beneficial owners identified is c/o 1000 Lincoln Road, Suite 200, Miami Beach, Florida 33139. Under Rule 13d-3 of the exchange act, certain shares may be deemed to be beneficially owned by more than one person. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of March 30, 2001.

                                                                                            PERCENTAGE OF
                NAME AND ADDRESS OF                        AMOUNT AND NATURE OF          OUTSTANDING SHARES
                  BENEFICIAL OWNER                         BENEFICIAL OWNERSHIP                 OWNED
                  ----------------                         --------------------                 -----
DIRECTORS AND EXECUTIVE OFFICERS:
  Mitchell Rubinson..............................              275,593(1)                        44.6%
  Larry H. Schatz................................                7,500(2)                         1.2%
  All directors and executive officers as a
     group (two persons).........................              280,093                           45.8%
OTHER 5% OWNERS:
  Edda Rubinson..................................              234,093(3)                        38.0%
  Nigel Norton...................................               40,100(4)                         6.5%
     24 Avenue Princess Grace
     Monte Carlo, Monaco
  Pilgrim Investments, Inc.......................              240,927(5)                        28.1%
     40 N. Central, Suite 1200
     Phoenix, Arizona 85004
  Bank of America Corporation....................               39,519(6)                         6.4%
     100 North Tryon Street
     Charlotte, North Carolina  28255
  Legg Mason High Yield Portfolio................               98,854(7)                        16.0%
     117 E. Colorado Blvd.
     Pasadena, California 91105

----------------------


* Less than 1%
(1) Includes 224,093 shares held jointly with his wife, Edda Rubinson and 50,000 shares of common stock owned by Mr. Rubinson, individually, and options to purchase 1,500 shares of common stock granted to Mr. Rubinson that are immediately exercisable at an exercise price of $40.00 per share.
(2) Reflects options to purchase 500 shares of common stock granted to Mr. Schatz that are exercisable at any time prior to July 2001 at an exercise price of $40.00 per share and options to purchase 2,000 shares of common stock granted to Mr. Schatz that are immediately exercisable at an exercise price of $75.00 per share. Also includes 5,000 common shares granted to Mr. Schatz during 2000.
(3) These shares are held jointly with Mitchell Rubinson, Edda Rubinson's husband.
(4)  Nigel Norton is Mitchell Rubinson's brother-in-law.
(5) Includes shares of common stock which would be acquired upon the conversion of an aggregate of 158,134 shares of Series B Preferred
     Stock held by Pilgrim Balance Sheet Opportunities Fund, Pilgrim High
     Total Return Fund and Pilgrim High Total Return Fund II. Pilgrim Investments, Inc. is the parent company of such funds.
(6) As reported in the shareholder's Schedule 13G filed with the Securities and Exchange Commission on March 21, 2000.
(7) As reported in the Shareholder's Schedule 13G filed with the Securities and Exchange Commission on March 14, 2001.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In February 1999, IFFP entered into a credit agreement with Citibank (Poland) S.A. under which Citibank granted IFFP a line of credit in the amount of $5,000,000. The line of credit is guaranteed by Burger King and the Company granted Burger King a security interest in the outstanding shares of IFFP. As a condition to the guarantee, Burger King required that the Company, IFFP and Mitchell Rubinson enter into a general release in favor of Burger King for any and all matters occurring before the date of the guarantee. In order for IFFP to enter into the line of credit, holders of the outstanding 11% Convertible Notes were required to waive applicable provisions of the note indenture. As compensation for the waiver, the noteholders were issued an aggregate of 2,046 shares of our common stock at a value of $56.00 per share.

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

         In October 1999, IFFP increased the amount of the line of credit to $8,000,000. IFFP could increase the line of credit in increments of $500,000 to an aggregate of $10,000,000 if it met specified criteria. The maturity date of the line of credit was extended to December 2002. Drawings on the line in excess of the original $5,000,000 bore interest at 0.95% above LIBOR. The guarantee would automatically terminate in October 2002. In addition, Burger King could withdraw its guarantee if certain criteria set forth in the Guarantee of Future Advance Agreement were not met. In connection with the increase of the line of credit, all of the prior transaction documents were re-executed, including the purchase agreement and the release and the Company, Mr. Rubinson, IFFP and Burger King entered into the Guarantee of Future Advances Agreement pursuant to which Burger King would guarantee the repayment of future funds advanced under the line of credit. Additionally, as security of the line of credit, Burger King required that Mitchell Rubinson enter into a personal guaranty with Burger King and pledge 50,000 shares of the Company's common stock owned by him. In connection with these matters, the Company entered into a reimbursement and fee agreement whereby the Company agreed to reimburse Mr. Rubinson for all amounts paid by him under his personal guaranty and to pay him a fee equal to 3% annually of the amount being guaranteed. In order for IFFP to increase the line of credit, holders of the outstanding 11% Convertible Notes were required to waive applicable provisions of the note indenture.

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

Repayment of IFFP line of credit by Burger King, including accrued interest of $109,898...              $8,109,898
Write-off of unamortized debt issuance costs..............................................              (1,624,830)
Legal and professional fees...............................................................                (110,252)
                                                                                                        ----------
Gain on settlement........................................................................              $6,374,816
                                                                                                        ==========

         In connection with the settlement agreement the warrant held by BKC to purchase 40,000 shares of common stock of the Company at a price of $200.00 per share was cancelled.

         SHAREHOLDER LOANS -- During the year ended December 31, 2000, the Company borrowed an aggregate of $1,408,720 from Mitchell Rubinson, the Chairman of the Board and Chief Executive Officer of the Company and principal shareholder, pursuant to the terms of a line of credit bearing interest at 10% per annum. Principal repayments of $850,000 were made on the loans during the year ended December 31, 2000, and the principal balance outstanding at December 31, 2000 was $558,720. During the period from January 1, 2001 through April 2, 2001 an additional $228,823 was borrowed and an additional principal repayment of $699,980 was made in March 2001. The loans are due on demand. As of March 31, 2001, the balance of such loans was $87,563.

         As of December 31, 2000, the Company owed Mr. Rubinson $265,000 of salary and benefits, $93,379 of accrued interest and a guarantee fee of $240,000. The aggregate balance of such amounts at March 31, 2001 was $684,120.

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

         In August 1999, $17,900,000 in stated principal amount at maturity of the 11% Convertible Notes held by the Pilgrim Balance Sheet Opportunities Fund, Pilgrim High Total Return Fund and Pilgrim High Total Return Fund II were exchanged for an aggregate of 158,134 newly issued shares of our Series B Convertible Preferred Stock. The remaining outstanding principal amount of the 11% Convertible Notes were converted into common stock of the Company on November 7, 2000 based on the satisfaction of the Market Criteria set forth in the Indenture.

         All of the foregoing transactions were authorized by the disinterested directors of IFFC.

                                     PART IV

ITEM 13.      EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)      Exhibits:


EXHIBIT                              DESCRIPTION
-------                              -----------

3.1      Articles of Incorporation, as amended (Incorporated by reference to the
         Exhibit 3.1 filed with the From 10-KSB for the year ended December 31,
         1994)

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

4.7 Series A 6% Convertible Preferred Stock Certificates (Incorporated by reference to Exhibit 4.7 filed with the From 10-KSB for the year ended December 31, 1994)

10.1* 1993 Stock Option Plan (Incorporated by reference to the Exhibit 10.4 filed with our Registration Statement on Form S-1 (File No. 33-46784))

10.2*    1993 Directors Stock Option Plan (Incorporated by reference to the
         Exhibit 10.5 filed with our Registration Statement on Form S-1 (File No. 33-46784)

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

10.7 Credit Facility, dated February 1, 1996, between IFFP and AmerBank (Incorporated by reference the Exhibit 10.20 filed with the Form 10-KSB for the year ended December 31, 1995)

10.8 Credit Facility, dated February 12, 1993, between IFFC and AmerBank in Poland S.A. (Incorporated by reference to Exhibit 10.23 filed with the Form 10-KSB for the fiscal year ended December 31, 1992)

10.9 Credit Facility, dated January 28, 1993, between IFFC and AmerBank in Poland S.A. (Incorporated by reference to Exhibit 10.24 filed with the Form 10-KSB for the fiscal year ended December 31, 1992)

10.10* Stock Option Agreement, dated as of May 21, 1992, between IFFC and Mitchell Rubinson (Incorporated by reference to Exhibit 10.39 of the same number filed with the Form 10-KSB for the year ended December 31,
         1993)

10.11* Stock Option Agreement, dated as of February 1, 1993, between IFFC and Mitchell Rubinson (Incorporated by reference to Exhibit 10.41 of the same number filed with the Form 10-KSB for the year ended December 31,
         1993)

10.12 Management Agreement, dated January 1, 1995, between IFFC and IFFP (Incorporated by reference to Exhibit 10.46 filed with the From 10-KSB for the year ended December 31, 1994)

10.13 Credit Facility, dated February 23, 1994, between IFFC and American Bank in Poland, S.A. (Incorporated by reference to Exhibit 10.49 filed with the From 10-KSB for the year ended December 31, 1994)

10.14 Restaurant Development Agreement dated March 14, 1997 between IFFC and BKC (Incorporated by reference to Exhibit 99.1 filed with the Form 8-K dated March 14, 1997)

10.15 Franchise Agreement dated March 14, 1997 between IFFC and BKC (Incorporated by reference to Exhibit 99.2 filed with the Form 8-K dated March 14, 1997)

10.16 Amendment to Agreement to Assign Litigation Proceeds, dated as of July 3, 1996, among IFFC, IFFP and Litigation Funding (Incorporated by reference to Exhibit 10.1 filed with the Form 8-K dated July 3, 1996)

10.17 Agreement to Assign Litigation Proceeds, dated as of September 11, 1996, among IFFC and IFFP (14)

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

10.45* Employment Agreement dated January 1, 2000 between IFFC and Mitchell Rubinson

10.46 Share Transfer Agreement, dated November 27, 2000 by and among the Company, American Restaurants Sp.z.o.o. and IFFP

EXHIBIT                              DESCRIPTION
-------                              -----------


14.1 Trademark Protection Certificate No. 74441; Trademark [LOGO] Burger King; Owner: BKC (Incorporated by reference to Exhibit 14.1 filed with the From 10-KSB for the year ended December 31, 1994)

14.2     Trademark Protection Certificate No. 74442; Trademark [WORD] Whopper;
         Owner: BKC (Incorporated by reference to Exhibit 14.2 filed with the From 10-KSB for the year ended December 31, 1994)

14.3 Trademark Protection Certificate No. 74443; Trademark [WORDS] Burger King; Owner: KC (Incorporated by reference to Exhibit 14.3 filed with the From 10-KSB for the year ended December 31, 1994)

21.1     Subsidiaries of IFFC


 -------------


* These exhibits are management contracts or compensatory plans or arrangements.

(b) Reports on Form 8-K: The following reports on Form 8-K were filed during the quarter ended December 31, 2000:

         On October 17, 2000, the Company filed a Form 8-K announcing the amendment and restatement of its indenture covering its 11% convertible senior subordinated discount notes.

         On November 6, 2000, the Company filed a Form 8-K announcing the automatic conversion of its 11% convertible senior subordinated discount notes

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTERNATIONAL FAST FOOD CORPORATION


DATE:  April 18, 2001                 By: /s/ Mitchell Rubinson
                                          --------------------------------------------------
                                           Mitchell  Rubinson, Chairman of the Board,
                                           Chief Executive Officer, President,
                                           Principal Executive Officer and Principal
                                           Accounting Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


DATE:    April 18, 2001                    /s/ Mitchell Rubinson
                                           -----------------------------------------------------
                                           Mitchell Rubinson, Director


DATE:    April 18, 2001                    /s/ Larry H. Schatz
                                           -----------------------------------------------------
                                           Larry H. Schatz, Director




              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


                                                                                                  PAGE
                                                                                                  ----

Report of Independent Certified Public Accountants.....................................           F-2
Report of Independent Public Accountants...............................................           F-3
Consolidated Balance Sheets as of December 31, 2000 and 1999...........................           F-4
Consolidated Statements of Operations for the Years Ended December 31, 2000 and 1999...           F-5
Consolidated Statements of Shareholders' Deficit for the Years Ended December 31, 2000
   and 1999............................................................................           F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000 and 1999...           F-7-F-8
Notes to Consolidated Financial Statements.............................................           F-9


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
International Fast Food Corporation and Subsidiaries
Miami Beach, Florida


We have audited the accompanying consolidated balance sheet of International Fast Food Corporation and Subsidiaries (the Company) as of December 31, 2000, and the related consolidated statements of operations and shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Fast Food Corporation and Subsidiaries as of December 31, 2000, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 2000, the Company incurred a net loss of approximately $11,100,000, and had negative cash flows from operations of approximately $2,470,000. In addition, as of December 31, 2000, the Company has a working capital deficiency of approximately $2,000,000, an accumulated deficit of approximately $46,600,000, and a shareholders' deficit of approximately $2,500,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in Note
1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Moore Stephens Lovelace, P.A.
Certified Public Accountants


Orlando, Florida
April 13, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------



To International Fast Food Corporation:

We have audited the accompanying consolidated balance sheet of International Fast Food Corporation (a Florida corporation) and subsidiaries as of December 31, 1999, and the related consolidated statements of operations and shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Fast Food Corporation and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.


/s/ Arthur Andersen, LLP

Miami, Florida,
    March 29, 2000.




              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                     ASSETS
                                                                                 DECEMBER 31,      DECEMBER 31,
                                                                                     2000              1999
                                                                                     ----              ----
CURRENT ASSETS:
     Cash and cash equivalents ............................................     $    105,337      $    383,531
     Restricted cash and certificates of deposit ..........................             --             999,990
     Receivable from sale of subsidiary ...................................        1,000,000              --
     Receivables ..........................................................           54,358           246,077
     Inventories ..........................................................          106,583           795,906
     Prepaid expenses and other ...........................................           59,003           147,009
                                                                                ------------      ------------
         Total Current Assets .............................................        1,325,281         2,572,513
Furniture, Equipment, Buildings and Leasehold Improvements, net ...........        1,934,173        18,957,883
Deferred Debt Issuance Costs, net .........................................          175,148         2,931,015
Other Assets, net of accumulated amortization of $62,560 and $443,033,
   respectively ...........................................................           82,489         1,132,548
Burger King Development Rights, net of accumulated amortization of
   $250,000 and $74,324, respectively .....................................             --             175,676
Domino's Development Rights, net of accumulated amortization of
   $108,794 and $77,710, respectively .....................................           80,309           111,393
                                                                                ------------      ------------
         Total Assets .....................................................     $  3,597,400      $ 25,881,028
                                                                                ============      ============
                      LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Accounts payable .....................................................     $    576,286      $  2,658,055
     Deferred income ......................................................          300,000
     Accrued interest payable .............................................          131,587            56,137
     Other accrued expenses ...............................................        1,128,023         1,960,956
     Estimated costs of discontinued operations ...........................          600,000
     Current portion of bank credit facilities ............................           26,363         1,615,685
     Shareholder loans ....................................................          558,720              --
                                                                                ------------      ------------
         Total Current Liabilities ........................................        3,320,979         6,290,833
11% Convertible Senior Subordinated Discount  Notes .......................             --           8,818,532
Bank Credit Facilities ....................................................             --           8,176,950
9% Subordinated Convertible Debentures, due December 15, 2007 .............        2,756,000         2,756,000

Other Liabilities .........................................................             --             250,000
                                                                                ------------      ------------

         Total Liabilities ................................................        6,276,979        26,292,315
                                                                                ------------      ------------

COMMITMENTS AND CONTINGENCIES (NOTES 2, 13 AND 14) SHAREHOLDERS' DEFICIT:
     Series A Convertible Preferred Stock, $.01 par value, 2,000,000 shares authorized; 32,985 shares issued and outstanding
       (liquidation preference of $3,298,500) .............................              330               330
     Series B Convertible Preferred Stock, $.01 par value, 400,000 shares authorized; 158,134 shares and outstanding,
       (liquidation preference of $15,813,400) ............................            1,581             1,581
     Common Stock, $.01 par value, 2,000,000 shares authorized; 616,290
       and 454,977 shares issued and outstanding, respectively ............            6,163             4,550
     Additional paid-in capital ...........................................       44,067,611        34,956,526
     Accumulated deficit ..................................................      (46,555,264)      (35,374,274)
                                                                                ------------      ------------
         Total Shareholders' Deficit ......................................       (2,479,579)         (411,287)
                                                                                ------------      ------------
         Total Liabilities and Shareholders' Deficit ......................     $  3,597,400      $ 25,881,028
                                                                                ============      ============


                             SEE ACCOMPANYING NOTES


              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                            YEARS ENDED DECEMBER 31,
                                                                            ------------------------
                                                                             2000             1999
                                                                             ----             ----

REVENUE ...........................................................     $  3,314,336      $  4,212,172

FOOD AND PACKAGING COSTS ..........................................        1,039,538         1,364,563
                                                                        ------------      ------------

GROSS PROFIT ......................................................        2,274,798         2,847,609
                                                                        ------------      ------------

OPERATING EXPENSES:
    Payroll and related costs .....................................          758,071           952,259
    Occupancy and other operating expenses ........................        1,486,395         1,526,345
    Pre-opening expenses ..........................................             --             125,419
    Depreciation and amortization .................................          580,442           720,481
    Asset impairment charges ......................................          379,417         1,448,033
                                                                        ------------      ------------
         Total operating expenses .................................        3,204,325         4,772,537
                                                                        ------------      ------------
Loss from operations before general and administrative expenses ...         (929,527)       (1,924,928)
GENERAL AND ADMINISTRATIVE EXPENSES ...............................        1,775,251         3,128,179
                                                                        ------------      ------------
Loss from operations ..............................................       (2,704,778)       (5,053,107)
                                                                        ------------      ------------

OTHER INCOME (EXPENSE):
    Interest and other income, net ................................           94,159           180,101
    Interest expense, including amortization of debt issuance costs       (1,632,034)       (2,543,147)
    Foreign currency exchange gain/(loss) .........................          (35,091)           42,592
                                                                        ------------      ------------
         Total other expense ......................................       (1,572,966)       (2,320,454)
                                                                        ------------      ------------
Loss from continuing operations ...................................       (4,277,744)       (7,383,561)
                                                                        ------------      ------------
DISCONTINUED OPERATIONS:
    Loss from discontinued operations .............................       (4,139,806)       (5,735,745)
    Loss on disposal ..............................................       (9,039,301)             --
    Gain on settlement with Burger King applicable to
    discontinued operations .......................................        6,374,816              --
                                                                        ------------      ------------

    Loss from discontinued operations .............................       (7,804,291)       (5,735,745)
                                                                        ------------      ------------
Loss before cumulative effect of accounting change ................      (11,082,035)      (13,109,306)
                                                                        ------------      ------------
Cumulative effect of accounting change ............................             --            (620,000)
                                                                        ------------      ------------
NET LOSS ..........................................................     $(11,082,035)     $(13,729,306)
                                                                        ------------      ------------

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
    Loss from continuing operations ...............................     $      (9.30)     $     (16.75)
    Loss from discontinued operations .............................           (14.15)           (12.69)
    Cumulative effect of accounting change ........................             --               (1.37)
                                                                        ------------      ------------
    Net loss
                                                                        $     (23.45)     $     (30.81)
                                                                        ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ..............          481,042           451,989
                                                                        ============      ============


                             SEE ACCOMPANYING NOTES


              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999




                                                PREFERRED STOCK                   COMMON STOCK             ADDITIONAL
                                                ---------------                   ------------               PAID-IN
                                            SHARES         AMOUNT            SHARES          AMOUNT          CAPITAL
                                            ------         ------            ------          ------          -------

BALANCE, DECEMBER 31, 1998 ......           32,985     $        330          449,016     $      4,490     $ 18,332,774

Issuance of common stock to 11%
  Noteholders ...................             --               --              2,046               20          114,548
Issuance of common stock in
  payment of dividends on Series
  A Convertible Preferred Stock .             --               --              3,657               37          195,692
Issuance of Series B Convertible
  Preferred Stock in exchange for
  $17,900,000 face amount of 11%
  Senior Subordinated Discount
  Notes .........................          158,134            1,581             --               --         14,281,871
Issuance of warrants ............             --               --               --               --          2,024,378
Exercise of warrants ............             --               --                258                3            7,263
Net loss ........................             --               --               --               --               --
                                      ------------     ------------     ------------     ------------     ------------
BALANCE, DECEMBER 31, 1999 ......          191,119            1,911          454,977            4,550       34,956,526


Issuance of common stock upon
  exercise of stock options .....             --               --                921                9           49,991
Issuance of common stock for 6%
  Series A Preferred Stock
  dividends .....................             --               --              2,735               27           98,928
Issuance of common stock upon
  conversion of  $9,636,000 face
  amount of 11% Senior
  Subordinated Discount Notes ...             --               --            137,657            1,377        8,901,616
Issuance of common stock in
  payment of professional fees ..             --               --                200           60,550             --
Net loss ........................             --               --               --               --               --
                                      ------------     ------------     ------------     ------------     ------------

BALANCES, DECEMBER 31, 2000 .....          191,119     $      1,911          616,290     $      6,163     $ 44,067,611
                                      ============     ============     ============     ============     ============

[restubbed table]


                                                              TOTAL
                                                           SHAREHOLDERS'
                                           ACCUMULATED        EQUITY
                                             DEFICIT         (DEFICIT)
                                             -------         ---------

BALANCE, DECEMBER 31, 1998 ......         $(21,449,239)     $ (3,111,645)

Issuance of common stock to 11%
  Noteholders ...................                 --             114,568
Issuance of common stock in
  payment of dividends on Series
  A Convertible Preferred Stock .             (195,729)             --
Issuance of Series B Convertible
  Preferred Stock in exchange for
  $17,900,000 face amount of 11%
  Senior Subordinated Discount
  Notes .........................                 --          14,283,452
Issuance of warrants ............                 --           2,024,378
Exercise of warrants ............                 --               7,266
Net loss ........................          (13,729,306)      (13,729,306)
                                          ------------      ------------
BALANCE, DECEMBER 31, 1999 ......          (35,374,274)         (411,287)


Issuance of common stock upon
  exercise of stock options .....                 --              50,000
Issuance of common stock for 6%
  Series A Preferred Stock
  dividends .....................              (98,955)             --
Issuance of common stock upon
  conversion of  $9,636,000 face
  amount of 11% Senior
  Subordinated Discount Notes ...                 --           8,902,993
Issuance of common stock in
  payment of professional fees ..               60,750
Net loss ........................          (11,082,035)      (11,082,035)
                                          ------------      ------------

BALANCES, DECEMBER 31, 2000 .....         $(46,555,264)     $ (2,479,579)
                                          ============      ============






                             SEE ACCOMPANYING NOTES


              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                        ------------------------
                                                                                        2000              1999
                                                                                        ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...................................................................     $(11,082,035)     $(13,729,306)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Cumulative effect of change in accounting principle ......................             --             620,000
     Amortization and depreciation of furniture, equipment, buildings,
       leasehold improvements and development rights ..........................        3,256,165         3,144,401
     Accretion of debt discount and amortization of issuance costs ............          817,468           677,012
     Loss on disposal of discontinued operations ..............................        9,039,301              --
     Non-cash gain on settlement ..............................................       (6,485,068)             --
     Common stock issued for services .........................................           60,750              --
     Write off of deferred issuance costs of 11% Convertible
       Senior Subordinated Discount Notes .....................................             --           1,532,338
     Other operating items ....................................................            9,766           118,794
     Asset impairment and other non-cash charges ..............................        2,279,985         2,511,310
   Changes in operating assets and liabilities, net of discontinued operations:
     Receivables ..............................................................       (1,039,937)        1,327,403
     Inventories ..............................................................          320,282            46,961
     Prepaid expenses and other ...............................................           66,241           383,691
     Accounts payable and accrued expenses and other ..........................          286,990          (477,476)
                                                                                    ------------      ------------
   Net cash used in operating activities ......................................       (2,470,092)       (3,844,872)
                                                                                    ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of assets ...............................................          200,000              --
   Liquidation of certificate of deposit ......................................          999,990              --
   Proceeds from sale of discontinued operations ..............................        1,000,000              --
   Payments for furniture, equipment, buildings and leasehold
     improvements .............................................................         (132,444)       (5,679,378)
   Payments for franchise fees and other assets ...............................             --            (382,075)
                                                                                    ------------      ------------
   Net cash provided by (used in) investing activities ........................        2,067,546        (6,061,453)
                                                                                    ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of bank credit facilities .......................................       (1,573,819)         (528,984)
   Borrowings under bank credit facilities ....................................        1,099,217        (6,061,453)
   Proceeds from exercise of options and warrants .............................           50,000             7,266
   Proceeds from related party borrowings .....................................        1,408,720              --
   Repayment of related party borrowings ......................................         (850,000)             --
                                                                                    ------------      ------------
   Net cash provided by financing activities ..................................          134,118         6,395,279
                                                                                    ------------      ------------

   EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ...............           (9,766)         (118,794)
                                                                                    ------------      ------------
   DECREASE IN CASH AND CASH EQUIVALENTS ......................................         (278,194)       (3,629,840)
   BEGINNING CASH AND CASH EQUIVALENTS ........................................          383,531         4,013,371
                                                                                    ------------      ------------
   ENDING CASH AND CASH EQUIVALENTS ...........................................     $    105,337      $    383,531
                                                                                    ============      ============
   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest (net of capitalized interest of $94,038 in 1999
       applicable to discontinued operations ..................................     $    865,601      $    739,688
                                                                                    ============      ============

                                   (CONTINUED)

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

YEAR ENDED DECEMBER 31, 2000:

         Issuance of 137,657 shares of common stock upon conversion of $9,636,000 principal amount of 11% Convertible Senior Subordinated Discount Notes.

         Issuance of 2,735 shares of common stock in payment of $98,955 of dividends on Series A Convertible Preferred Stock.

         Issuance of 20,000 shares of common stock in payment of $60,750 legal and professional fees.

         In connection with the disposition of IFFP certain assets and liabilities were assumed by the purchaser.

YEAR ENDED DECEMBER 31, 1999:

         Issuance of 2,046 shares of common stock in exchange for $114,568 due to holders of 11% Convertible Senior Subordinated Discount Notes for a waiver on bank debt.

         Issuance of 3,657 shares of common stock in payment of $195,729 of dividends on Series A Convertible Preferred Stock.

         Issuance of 1,581 shares of Series B Convertible Preferred Stock in exchange for $14,283,452 in 11% Convertible Senior Subordinated Discount Notes.

         Issuance of 40,000 warrants with a fair value of $2,024,378 in exchange for Burger King Corporation guarantee of the Citibank (Poland) S.A. line of credit.





                             SEE ACCOMPANYING NOTES

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION:

         International Fast Food Corporation (the "Company" or "IFFC") was incorporated in December 1991 as a Florida corporation. The Company, has, subject to certain exceptions, the exclusive right to develop franchised Domino's Pizza stores ("Domino's Stores") in the Republic of Poland ("Poland") On November 27, 2000, IFFC entered into a share transfer agreement to sell its 100% interest in International Fast Food Polska, sp.zo.o ("IFFP"), a limited liability corporation, and IFFP's wholly-owned Polish limited liability corporations to American Restaurants sp.zo.o ("American Restaurants"), as more fully described in Note 3. In connection with this transaction IFFP's exclusive right to develop franchised Burger King Restaurants in Poland was terminated.

         On September 29, 2000, the Board of Directors authorized a one for one hundred reverse stock split effective for shareholders of record on October 2, 2000. All references in the accompanying consolidated financial statements and footnotes thereto as to number of shares, per share amounts and market prices of the Company's common stock have been restated to reflect the decreased number of shares outstanding. The par value of the common stock was maintained at the pre-split amount of $.01 per share. The number of authorized shares was reduced to 2,000,000 from 200,000,000. Shareholders' equity accounts at December 31, 1998 have been restated to reflect the reclassification of an amount equal to the par value in the decrease in issued common shares with a corresponding increase in additional paid in capital.



2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BASIS OF PRESENTATION -- The accompanying consolidated financial statements at December 31, 2000, include the accounts of the Company and the accounts of the Company's two wholly-owned Polish limited liability corporations, Krolewska Pizza, Sp.zo.o. ("KP") and Pizza King Polska, Sp.zo.o. ("PKP"). At December 31, 1999, the accompanying consolidated financial statements include the accounts of the Company and IFFP, as well as the accounts of KP and PKP. The activity of IFFP is presented as discontinued operations in the accompanying consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation.

         IFFC's Domino's store operations are conducted in Poland. The Polish economy has historically been characterized by high rates of inflation and devaluation of the Polish zloty against the dollar and European currencies. For the years ended December 31, 1995, 1996, 1997, 1998 1999 and 2000 the annual inflation rate in Poland was 21.6%, 19.5%, 13.0%, 8.6%, 7.3%, and 7.4%,
respectively. Payment of interest and principal on the 9% Subordinated Convertible Debentures, and payment of franchise fees to Domino's Pizza International ("Domino's") for each store opened are in United States currency. Additionally, IFFC is dependent on certain sources of supply which require payment in European or United States currencies. Because IFFC's operating revenues are in zlotys, IFFC is subject to the risk of currency fluctuations. IFFC has and intends to maintain substantially all of its unutilized funds in United States or Western European currency denominated securities and/or European Currency Units. There can be no assurance that IFFC will successfully manage its exposure to currency fluctuations or that such fluctuations will not have a material adverse effect on IFFC.

         LIQUIDITY AND PLAN OF OPERATIONS -- As of December 31, 2000, IFFC had negative working capital of $1,995,698 and cash of $105,377. As described in
Note 14, the Company has significant commitments to develop stores in accordance with the New Master Franchise Agreement with Domino's, as amended. The Company has sustained losses from operations since its incorporation in December 1991. For the years ended December 31, 2000 and 1999, the Company reported net losses of $11,082,035 and $13,729,306, respectively. At December 31, 2000, the Company had an accumulated deficit of $46,555,264 and shareholders' deficit of $2,479,579. These factors raise substantial doubt about the Company's ability to continue as a going concern. The following paragraph sets forth management's plans with respect to addressing the foregoing factors:

         Management believes that cash flows from currently existing stores, when combined with existing financial resources will be sufficient to fund operations through at least April 30, 2001. However, no assurance can be given that management's plans will be achieved. Further, no assurance can be given that the cash flows from existing stores will be sufficient to fund operations through April 30, 2001. Management is seeking to obtain additional equity or debt financing to fund operating losses and its commitment to develop Domino's Pizza stores. No assurance can be given that such financing will be obtained or that it can be obtained on favorable terms. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

         FURNITURE, EQUIPMENT, BUILDINGS AND LEASEHOLD IMPROVEMENTS -- Furniture, equipment, buildings and leasehold improvements are stated at cost. Maintenance and repairs are charged to expense, when incurred. Leasehold improvements, additions, major renewals and betterments are capitalized. Furniture and equipment is being depreciated over periods ranging from three to five years on a straight-line basis. Buildings and leasehold improvements are amortized over the shorter of their expected useful lives or the respective lease term. When items are sold, or otherwise disposed of, the related costs and accumulated amortization or depreciation are removed from the accounts and any resulting gains or losses are recognized. In connection with the development of new stores, the Company capitalized certain development costs. These costs include direct and indirect costs of the projects that are incremental to normal operations and specifically identifiable to the related projects. The amount of such costs included in the accompanying consolidated balance sheets is approximately $434,000 as of December 31, 1999. In addition, for the years 1999 and 1998, the Company capitalized $236,696 of interest costs incurred to finance construction of the Company's stores. There were no development costs or interest capitalized during the year 2000.

         ACQUISITION COSTS OF DEVELOPMENT RIGHTS -- All costs associated with the acquisition of Burger King and Domino's Development Rights were capitalized. The cost of these rights is being amortized over the term of the respective agreements.

         DEFERRED CHARGES AND OTHER ASSETS -- Software costs are amortized on a straight-line basis over five years. Franchise fees are amortized over the primary term of each agreement ranging from five to twenty years. Debt issuance costs related to the issuance of the 9% Subordinated Convertible Debentures due December 15, 2007 and the 11% Convertible Senior Subordinated Discount Notes due October 31, 2007, prior to their conversion, have been capitalized and have been amortized using the effective interest method over the life of the related debt.



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

         TRANSLATION OF FOREIGN CURRENCIES -- The official currency of Poland is the Zloty. The value of the Zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. At December 31, 2000 and 1999, the exchange rate was 4.1432 and 4.1483 zlotys per dollar, respectively. The accounts of IFFC's Polish subsidiaries are maintained in Zlotys and are remeasured into U.S. dollars, the functional currency, at the end of each reporting period. Monetary assets and liabilities are remeasured using current exchange rates. Non-monetary assets, liabilities and related expenses, primarily furniture, equipment, buildings and leasehold improvements and related depreciation and amortization, are remeasured using historical exchange rates. Income and expense accounts, excluding depreciation and amortization, are remeasured using an annual weighted average exchange rate. Transaction gains and losses that arise from exchange rate fluctuations in transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

         FAIR VALUE OF FINANCIAL INSTRUMENTS -- The carrying amounts of cash and cash equivalents, receivables, accounts payable, and bank credit facilities payable approximate fair value because of the short-term nature of these items. The fair value of the Company's 9% Subordinated Convertible Debentures is not readily determinable at December 31, 2000, due to the lack of trading activity.

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

         REVENUE RECOGNITION - Store sales are recognized at time of sale with delivery of product to the customer.

         COMPREHENSIVE INCOME - Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. The Company had no items of other comprehensive income items to report for the years ended December 31, 2000 and 1999. Therefore, comprehensive income is equal to net income for the periods presented.

         NET LOSS PER COMMON SHARE -- The net loss per common share in the accompanying consolidated Statements of Operations has been computed based upon the provisions of SFAS No. 128, "Earnings per Share". The basic and diluted net loss per common share in the accompanying consolidated statements of operations is based upon the net loss after preferred dividend requirements of $197,910 and $195,729 in 2000 and 1999, respectively, divided by the weighted average number of shares outstanding during each period. Diluted per share data is the same as basic per share data since the inclusion of all potentially dilutive common shares that would be issuable upon the exercise of options and warrants and the assumed conversion of convertible debt and preferred stock would be anti-dilutive.

         The following options to purchase shares of common stock were outstanding at the end of each year, but were not included in the computation of diluted loss per share because the effect would be anti-dilutive:


                                                       2000           1999
                                                       ----           ----

       Options outstanding .................            4,950        16,700
       Weighted average exercise prices ....     $      54.00     $   58.00

         Additionally, the effect of approximately 253,660 shares of common stock issuable upon the conversion of the 9% Subordinated Convertible Debentures, and the Series A and B Convertible Preferred Stock have been excluded from the calculation of diluted loss per share because the effect would be antidilutive.

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

         ADVERTISING AND PROMOTION EXPENSES -- Production costs of future media advertising are deferred until the advertising occurs. All other advertising and promotion costs are expensed when incurred. Advertising expense for the years ended December 31, 2000 and 1999 was approximately $861,000 and $2,277,000, respectively. As of December 31, 2000 and 1999, the Company had no deferred advertising costs.

         STORE PRE-OPENING EXPENSES - Prior to January 1, 2000, the Company capitalized pre-opening costs associated with opening new restaurants. Upon commencement of revenue producing activities at a restaurant location, these capitalized pre-opening costs were amortized over one year. In April 1998, the Accounting Standards Executive Committee of the American Institute of Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start-up activities to be expensed as incurred. The Company adopted SOP 98-5 on January 1, 1999. Upon adoption, the Company expensed previously capitalized start-up costs totaling $620,000 at January 1, 1999. In accordance with SOP 98-5, adoption has been reported as a cumulative effect of change in accounting principle in the accompanying consolidated statement of operations for the year ended December 31, 1999. Pre-opening costs of $605,522 incurred subsequent to December 31, 1999 have been charged directly to expense.

         ACCOUNTING FOR STOCK-BASED COMPENSATION - As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has made the pro forma disclosures required by SFAS No. 123 for each of the two years ended December 31, 2000 (See Note 11).

         RECENTLY ISSUED ACCOUNTING STANDARD-- In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". SFAS No. 137 defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company will adopt SFAS No. 133 as required for its first quarterly filing of fiscal year 2001. The Company believes the adoption of this Statement will not have a material effect on its results of operations and financial position.

         RECLASSIFICATION OF PRIOR YEAR AMOUNTS -- Certain amounts in the December 31, 1999 financial statements have been reclassified to conform to the current year presentation.

3.       DISCONTINUED OPERATIONS:

         On November 27, 2000, the Company entered into a share transfer agreement to sell its 100% interest in IFFP to American Restaurants in exchange for $2,000,000 in cash and a payment of $333,500 by American Restaurants to Burger King Corporation in settlement of the agreed upon amount of unpaid royalties owed to Burger King Corporation by IFFP and the assumption of all liabilities of IFFP, excluding amounts owed to IFFC. The closing on the sale occurred on March 23, 2001. On December 19, 2000, the Company received a $1,000,000 payment toward the purchase price and the $333,500 payment to Burger King Corporation was paid by American Restaurants. As a result of this transaction, the results of operations of IFFP for the years ended December 31, 2000 and 1999, have been presented as "Discontinued Operations" in the accompanying consolidated financial statements.

         Following are the components of net assets and a summary of operating results for the discontinued operations of IFFP as of November 27, 2000:


          ASSETS:
          Current assets                        $  930,945
          Other assets                           1,123,858
          Property and Equipment                 9,315,689
                                                ----------
               Total Assets                     11,370,492
                                                ----------

          LIABILITIES:
          Current liabilities                    4,954,448
          Long-term debt                           791,678
                                                ----------
                Total liabilities                5,746,126
                                                ----------
          Net assets of discontinued
          operations                            $5,624,366
                                                ==========

                                                               Period From
                                                             January 1, 2001
                                                                   To           Years Ended
                                                               November 27,     December 31,
                                                                  ------------------------
                                                                   2000             1999
                                                                   ----             ----
          Sales                                              $  7,458,008      $ 10,886,141
          Cost of good sold and other operating expenses        9,721,323        14,998,890
          General and administrative expenses                   2,263,315         1,705,675
          Other, net                                             (386,834)          (82,679)
                                                             ------------      ------------

          Net loss from discontinued operations              $ (4,139,806)     $ (5,735,745)
                                                             ============      ============




         The components of the loss on disposal of discontinued operations as of November 27, 2000 is as follows:



          Net investment in and advances to discontinued operations  $11,372,801

          Proceeds from sale                                           2,283,500
                                                                     -----------

          Net loss from dispersal of discontinued operations         $ 9,039,301
                                                                     ===========



         The share transfer agreement provides that the purchaser may defer $300,000 of the total purchase price for a period of one year to cover any unrecorded liabilities or other contingencies that existed at that date of purchase. The $300,000 withheld has been deducted from the total proceeds above and is reflected in the accompanying consolidated financial statements, as deferred income, as of December 31, 2000. The Company has also recorded a liability of $600,000 to cover estimated costs of the discontinued operations from the measurement date of November 27, 2000 through the closing date.



4.       RESTRICTED CASH:

         At December 31, 1999, the Company had $999,990 in certificates of deposit which was pledged as collateral for an outstanding line of credit. The line of credit was paid in full in the year ended December 31, 2000, by application of the certificate of deposit.

5.       FURNITURE, EQUIPMENT, BUILDINGS AND LEASEHOLD IMPROVEMENTS:

         Furniture, equipment, buildings and leasehold improvements are comprised of the following at December 31, 2000 and 1999:

                                                        2000               1999
                                                        ----               ----
Vehicles ......................................     $    581,551      $    699,065
Office furniture and equipment ................          417,161           711,963
Restaurant equipment ..........................        2,61,9653        11,754,410
Buildings and leasehold improvements ..........        1,680,683        13,341,940
Add: capitalized interest .....................             --             236,696
                                                    ------------      ------------

                                                       3,941,360        26,744,074
Less: accumulated depreciation and amortization       (2,007,187)       (7,786,191)
                                                    ------------      ------------
  Total .......................................     $  1,934,173      $ 18,957,883
                                                    ============      ============
Depreciation expense ..........................     $    555,248      $  2,871,205
                                                    ============      ============

6.       DEFERRED DEBT COSTS AND OTHER ASSETS:


         Deferred debt costs are comprised of the following at December 31, 2000 and 1999:



                                                                                       2000             1999
                                                                                       ----             ----
Deferred issuance costs on 11% Convertible Senior Subordinated Discount Notes ..  $      --        $   986,035

Deferred Debenture Issuance Costs on 9% Subordinated Convertible Debentures ....      432,325          432,325

Deferred costs related to Citibank (Poland) S.A
  $10 million line of credit ...................................................         --          2,024,378
                                                                                  -----------      -----------
                                                                                      432,325        3,442,738
Less: accumulated amortization .................................................     (257,177)        (511,723)
                                                                                  -----------      -----------
  Total ........................................................................  $   175,148      $ 2,931,015
                                                                                  ===========      ===========

Amortization included in Interest Expense ......................................  $   398,031      $   220,230
                                                                                  ===========      ===========


         Other assets are comprised of the following at December 31, 2000 and 1999:



                                                                                       2000             1999
                                                                                       ----             ----
Franchise fees.................................................................   $    78,268      $   915,761
Deferred lease costs...........................................................             -          433,775
Software and other intangibles.................................................        66,781          226,045
                                                                                  -----------      -----------
                                                                                      145,049        1,575,581
Less: accumulated amortization.................................................      ( 62,560)        (443,033)
                                                                                  ------------     -----------
  Total........................................................................   $    82,489      $ 1,132,548
                                                                                  ===========      ===========

Amortization expense...........................................................   $    25,194      $   279,750
                                                                                  ===========      ===========

7.       BANK CREDIT FACILITIES:

         Bank credit facilities are comprised of the following at December 31,

2000 and 1999:

                                                                                         2000             1999
                                                                                         ----             ----
AmerBank  in  Poland, S.A., PKP overdraft credit line, variable rate
  approximately equal to prime, expires May 31, 2000 ..........................     $      --        $       689
AmerBank, IFFP line of credit of $950,000 payable in twenty-nine installments of $32,000 commencing on March 31, 1998 interest payable monthly at 2.75%
  above LIBOR, $22,000 paid at maturity on August 12, 2000 .....................           --            246,000
AmerBank IFFP revolving credit facility of $1,500,000, interest is payable monthly at 2.50% above LIBOR, and principal is payable in thirty-five monthly installments of $41,666 starting in June 2000 with a final payment of $41,690 due at maturity on May 18, 2003. The unpaid balance of $1,333,336
  as of November 27, 2000, was assumed by the purchaser of IFFP (See Note 3). ..           --          1,500,000
Totalbank IFFC line of credit of $999,000,  interest at 6.5% payable quarterly, collateralized  by certificates of deposit in the amount of $999,990 paid
  in full in June 2000.........................................................            --            999,000
Citibank (Poland) S.A. line of credit of $10,000,000 payable in December 2002
  Paid in full (See Note 14)...................................................            --          6,900,583
AmerBank, PKP line of credit of $300,000 payable in ten quarterly installments of $30,000 commencing on December 26, 1998, interest payable monthly at 3
  1/8% above LIBOR, due at maturity on March 26, 2001 .........................         26,363           146,363
                                                                                   -----------      ------------
Total bank credit facilities ..................................................         26,363         9,792,635
Less: current maturities ......................................................        (26,363)       (1,615,685)
                                                                                    ----------      -----------
Long term bank credit facilities ..............................................     $       --      $  8,176,950
                                                                                    ==========      ===========


         On February 24, 1999, IFFP entered into a line of credit agreement with Citibank (Poland) S.A. under which Citibank granted IFFP a loan in the amount of $5,000,000. The purpose of the line of credit was to finance the construction of nine Burger King restaurants. The line of credit was priced at 0.8% above LIBOR and was originally scheduled to mature on January 15, 2000 but was extended to December 2002. In order for IFFP to enter into the credit agreement with Citibank, holders of our outstanding 11% Convertible Senior Subordinated Discount Notes (the "Notes") were required to waive applicable provisions of the note indenture. As compensation for the waiver, the noteholders were issued an aggregate of 2,046 shares of common stock, with a fair value of $56.00 per share.

         The line of credit was guaranteed by Burger King Corporation ("BKC") and IFFC granted BKC a security interest in the outstanding shares of IFFP. As a condition to the guarantee, BKC required that IFFC, IFFP and Mitchell Rubinson, the Chairman, Chief Executive Officer and a principal shareholder of the Company ("Rubinson"), enter into a general release in favor of BKC for any and all matters occurring before the date of the guarantee. Additionally, IFFC and IFFP entered into a reimbursement agreement (the "Reimbursement Agreement") under which IFFC agreed to reimburse BKC for any and all amounts paid out by BKC under the guaranty and all costs and expenses incurred by BKC in connection with the enforcement of its rights under the Reimbursement Agreement. BKC also required that IFFC, IFFP and Rubinson execute a general release of BKC relating to any matters that occurred before the execution of the Credit Agreement.

         Additionally, Rubinson entered into a purchase agreement (the "Purchase Agreement") with BKC which provided that if IFFP and IFFC defaulted on the obligations under the Reimbursement Agreement and BKC takes possession of the IFFP shares, Rubinson would be required to purchase the IFFP shares from BKC for an amount equal to all amounts paid out by BKC under the guaranty and all costs and expenses incurred by BKC in connection with the enforcement of its rights under the Reimbursement Agreement. Rubinson received a fee of $150,000 from IFFC in connection with the Purchase Agreement. This amount is included in the December 31, 1999 consolidated statement of operations as a component of general and administrative expense.

         In October 1999, IFFP increased the amount of the line of credit to $8,000,000. IFFP has the right to increase the line of credit in increments of $500,000 to an aggregate of $10,000,000 if it meets specified criteria, including monthly debt reduction, as defined in the credit agreement. As of December 31, 1999, IFFP met such criteria. The maturity date of the line of credit was extended to December 2002. As of December 31, 1999 and March 24, 2000, $6,900,583 and $8,000,000 was outstanding on this facility. Drawings on the line in excess of the original $5,000,000 bore interest at 0.95% above LIBOR. The guarantee automatically terminated in October 2002 and BKC has the right to withdraw its guarantee if the net debt movement, as defined in the Credit Agreement, of IFFP during the 12-month period ending October 2001 was more than 10% less than required. BKC also has the right to withdraw its guarantee of incremental amounts over $8,000,000 if the net debt movement was more than 30% less than required. In connection with the increase of the line of credit, all of the prior transaction documents were re-executed, including the Purchase Agreement and the release. Additionally, as security for the line of credit, BKC required that Rubinson enter into a personal guaranty with BKC and pledge 50,000 shares of IFFC common stock owned by him. In connection with these matters, IFFC entered into a reimbursement and fee agreement whereby it agreed to reimburse Rubinson for all amounts paid by him under his personal guaranty and to pay him a fee equal to 3% annually of the amount being guaranteed. As of the date hereof, Rubinson has not been paid under this agreement. In order for IFFP to increase the line of credit, holders of the outstanding Notes were required to waive applicable provisions of the note indenture. The Company granted BKC warrants to purchase 40,000 common shares at a price of $2.00 per share in connection with its guarantee of the increase in the line of credit from $5 million to $10 million. The fair market value of the warrants of $2,024,378 was capitalized as deferred debt costs and was originally being amortized to interest expense over the term of the credit facility (See Note
14).

8.       9% SUBORDINATED CONVERTIBLE DEBENTURES:

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

9.       11% CONVERTIBLE SENIOR SUBORDINATED DISCOUNT NOTES:

         On November 5, 1997, the Company sold $27,536,000 of 11% Convertible Senior Subordinated Discount Notes Due October 31, 2007 (the "Notes") in a private offering. The carrying value of the Notes is as follows at December 31, 2000 and 1999:

                                                                        2000              1999
                                                                        ----              ----
Face amount of notes at maturity ...............................     $       --       $ 9,636,000
Unamortized  discount to be  accreted  as  interest  expense and added to the  original  principal  balance of the notes over a
  period of three years ........................................             --          (817,468)
                                                                     ------------     -----------
Carrying value .................................................     $       --       $ 8,818,532
                                                                     ============     ===========

         The Company received net proceeds of $17,662,174 after reduction of the face of the notes for unamortized discount of $7,535,908 and placement costs in the amount of $2,337,918. In addition to the placement costs incurred, the Company also issued to the placement agent 5,000 shares of Common Stock which were valued at $150,000. The value of the shares was included in deferred issuance costs on the accompanying consolidated balance sheets and was being amortized using the effective interest method over the life of the Notes.

         The Notes were originally scheduled to mature on October 31, 2007, and interest was payable semi-annually, in cash, on April 30 and October 31 of each year, commencing April 30, 2001.

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

         The Notes were redeemable at the option of the Company, in whole or in part, at any time or from time to time on and after October 31, 2002; initially at 105.5% of their accreted value on the date of redemption, plus accrued interest, declining ratably to 100% of their principal amount, plus accrued interest, on and after October 31, 2006.

         On November 6, 2000, the 11% Convertible Senior Subordinated Discount Notes in the principal amount of $9,636,000 automatically converted into 137,657 shares of common stock in accordance with the automatic conversion terms specified in the notes. All holders of the Notes have surrendered such Notes and have received the required number of shares of common stock. Although the holders of such notes did not surrender such Notes until after December 31, 2000, the 137,657 shares of common stock issued to such holders has been reflected as outstanding as of December 31, 2000.

         The Notes were convertible, at the option of the holder, into Common Stock at any time after November 5, 1998. As of December 31, 1999, none of the Notes had been converted into Common Stock. The number of shares of Common Stock issuable upon conversion of the Notes is equal to the accreted value of the Notes being converted, on the date of conversion, divided by $70.00 (the "Conversion Ratio"), subject to adjustment in certain events. Accordingly, the number of shares of Common Stock issuable upon conversion of the Notes will increase as the accreted value of the Notes increases. In addition, (a) if the closing sale price (the "closing price") of the Common Stock on the Nasdaq National Market or other securities exchange or system on which the Common Stock is the traded or (b) if not so traded, then the best bid offered price on the OTC Bulletin Board Service (the "BBS") on the days when transactions in the Common Stock are not effected, or on such days as transactions are effected on the BBS, the highest price at which a trade was executed, during any period described below has exceeded the price for such period for at least 20 consecutive trading days (the "Market Criteria Period"), and a registration statement with respect to the resale of Common Stock to be issued upon conversion of the Notes is effective, all of the Notes will be automatically converted into Common Stock at the close of business on the last day of the Market Criteria Period; provided, however, that if the Market Criteria is satisfied during the third year after the closing date of the offering, the conversion will occur only if the Closing Price or OTC Price, as applicable, of the Common Stock is at least $2.80 on such date :

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


         In the event of a change of control, as defined in the Convertible Senior Subordinated Discount Notes Indenture (the "Indenture"), the holders of the Notes would have had the right to require the Company to purchase the Notes at a purchase price of 101% of their accreted value on the date of such purchase, plus accrued interest.

         The Indenture contained certain covenants which among other things, restricted the ability of IFFC and its Restricted Subsidiaries (as defined in the Indenture) to: incur additional indebtedness; create liens, pay dividends or make distributions in respect to their capital stock; make investments; or make certain other restricted payments; sell assets, issue or sell stock of Restricted Subsidiaries; enter into transactions with stockholders or affiliates; engage in unrelated lines of business; or consolidate, merge, or sell all or substantially all of IFFC's assets. In addition, Rubinson must remain the Company's Chief Executive Officer.

         The Indenture specifically required that any temporary cash investments could only be placed in banks that had total capital in excess of $100 million.

10.      FUTURE MATURITIES OF DEBT:

         Future maturities of Bank credit facilities, Shareholder loans and Debentures and Notes at December 31, 2000 are as follows:

                      YEARS ENDING
                      DECEMBER 31,
                      ------------
                      2001..........           $  585,083
                      2002..........                    -
                      2003..........                    -
                      2004..........                    -
                      2005..........                    -
                      Thereafter....            2,756,000
                                                ---------
                                               $3,341,083
                                               ==========

11.      SHAREHOLDERS' EQUITY:

         In October 1994, in connection with an exchange offer for our 9% Subordinated Convertible Debentures, due December 15, 2007, the Company approved the issuance of 83,920 shares of Series A Preferred Stock. The following is a summary of the terms of the Series A Convertible Preferred Stock:

         Liquidation Value...........................    $100.00 per share upon the voluntary or involuntary
                                                         liquidation, dissolution or winding up of the Company.

         Dividend....................................    3.0% of the liquidation value per annum beginning on June
                                                         15 and December 15 of each year, whether or not declared
                                                         by the Board. Dividends may be payablein cash or through
                                                         the issuance of the Company's Common Stock, which will be
                                                         valued at the average closing price of the Common Stock
                                                         for the thirty days prior to the payment od each dividend.

         Conversion..................................    The Preferred Stock is convertible at anytime at a
                                                         conversion price of $.66

         In August 1999, IFFC issued 158,134 shares of its Series B Convertible Preferred Stock in connection with the exchange of $14,283,452 ($17,900,000 in stated principal amount at maturity) of the 11% Convertible Senior Subordinated Discount Notes. The following is a summary of the terms of the Series B Convertible Preferred Stock:


        Liquidation Value...........................     $100.00 per share upon the voluntary or involuntary
                                                         liquidation, dissolution or winding up of the Company.

        Dividend....................................     3.0% of the liquidation value per annum beginning on
                                                         December 31, 2001, to be paid in shares of Series B
                                                         Preferred Stock; provided, however, if at any time after
                                                         January 1, 2003, the Common Stock has a Current Market
                                                         Price of $1.28 or higher, the dividend rights of the
                                                         Preferred Stock shall be cancelled.

         Conversion..................................    The Preferred Stock shall be immediately convertible at a
                                                         conversion price of $66.00

         Registration Requirements...................    The Company will be required to file a registration
                                                         statement for the Preferred Stock and the shares of Common
                                                         Stock underlying the Preferred Stock within 180 days after the Exchange Date; provided, however, that if the Company
                                                         fails to file the registration statement prior to such
                                                         time, the dividend rate shall be increased by one-quarter
                                                         of one percent for each subsequent 30-day period that the
                                                         registration statement is not filed.  The Company shall
                                                         use its reasonable business efforts to cause such
                                                         registration statement to be declared effective.

         Make Whole Adjustment.......................    On December 31, 2001, if the current market price of the
                                                         Common Stock is less then $66.00 the conversion price will be adjusted to equal the current market price.

         On November 4, 1999, the Company increased in the number of common shares that may be granted under its 1993 Stock Option Plan (the "Plan") from 20,000 to 40,000. The Plan provides for the granting of options to qualified employees and directors of the Company. Stock option activity is shown below at December 31:

                                                                 WEIGHTED                             WEIGHTED
                                                 2000         AVERAGE SHARE             1999       AVERAGE SHARE
                                                 ----             PRICE                 ----           PRICE
                                                                  -----                                -----
  Outstanding at beginning
     of year...........................        16,700             $52.00                10,200         $52.00
  Granted..............................         2,000              75.00                10,000          66.00
  Exercised............................          (921)             54.00                    --             --
  Expired..............................       (12,829)             61.00                (3,500)        (62.00)
                                             --------              -----              --------
  Outstanding at end of year...........         4,950              54.14                16,700          58.00
                                             ========                                 ========
  Exercisable at end of year...........         4,950              54.14                 4,975          45.00
                                             ========                                 ========
  Price range of options outstanding
     at end of year....................     $40.00-$75.00                           $40.00-$66.00
     Available for grant at end of year        35,050                                   23,300

         As permitted by SFAS No. 123, the Company accounts for options issued to employees under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Consequently, no compensation cost has been recognized on options issued to employees because the exercise price of such options was not less than the market value of the Common Stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based upon the fair value methodology prescribed under SFAS No. 123 for options granted in 2000 and 1999, the Company's net loss for those years would have increased by approximately $150,000 and $127,000, respectively. The fair value of the options granted during 2000 and 1999 were estimated at $150,000 and $599,000, respectively, on the dates of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 663% and 107%, expected dividend yield of 0% and 0%, risk-free interest rate of 9% and 5%, and terms of 3 years and 8.7 years, respectively.

         The Company issued 2,735 shares of Common Stock and 3,657 shares of Common Stock in 2000 and 1999, respectively, in payment of dividends on Series A Convertible Preferred Stock. As of December 31, 2000, $98,955 of dividends were in arrears on the Series A Convertible Preferred Stock.

         At December 31, 2000, IFFC had reserved the following shares of Common Stock for issuance:

Stock option plans..........................................................................            40,000
Convertible Debentures convertible into Common Stock at a conversion price of $850.00
  per share on or before December 15, 2007..................................................             3,242
Series A Preferred Stock convertible into Common Stock at a conversion rate of  .3333
  Common Shares per Preferred share.........................................................            10,995
Series B Preferred Stock convertible into Common Stock at a conversion rate of 1.515
  Common Shares per Preferred share.........................................................           239,573

  Accrued Interest on 11% Senior Subordinated Discount Notes ...............................               251
                                                                                                       -------
Total reserved shares.......................................................................           294,061
                                                                                                       =======

12.      INCOME TAXES:

         The Company follows SFAS No. 109, "Accounting for Income Taxes," which requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not. As of December 31, 2000 and 1999, the Company had net operating loss carryforwards of approximately $12,200,000 and $11,858,000 respectively, for U.S. tax purposes which expire in various years beginning in 2007 through 2020. As of December 31, 2000 and 1999, the Company's Poland subsidiaries had net operating loss carry-forwards of approximately $960,000 and $5,300,000 respectively, which expire in various years through 2005.

         The Company had deferred tax assets of approximately $5,000,000 and $6,130,000 at December 31, 2000 and 1999, respectively, related primarily to net operating loss carryforwards. These deferred tax assets were subject to and presented net of a 100% valuation allowance.

13.      RELATED PARTY TRANSACTIONS:

         In February 1999, IFFP entered into a credit agreement with Citibank (Poland) S.A. under which Citibank granted IFFP a line of credit in the amount of $5,000,000. The line of credit is guaranteed by BKC and the Company granted BKC a security interest in the outstanding shares of IFFP. As a condition to the guarantee, BKC required that IFFC, IFFP and Rubinson enter into a general release in favor of BKC for any and all matters occurring before the date of the guarantee. In order for IFFP to enter into the line of credit, holders of the outstanding Notes were required to waive applicable provisions of the note indenture. As compensation for the waiver, the noteholders were issued an aggregate of 2,046 shares of our common stock at a value of $56.00 per share.

         Additionally, in connection with this transaction, Rubinson entered into a purchase agreement with BKC which provided that (1) if IFFC defaulted on the line of credit and BKC takes possession of the IFFP shares and (2) IFFC was unable to repurchase the shares of IFFP from BKC, Rubinson would be required to purchase the IFFP shares from BKC for an amount equal to all amounts paid out by BKC plus costs and expenses incurred by BKC in connection with the enforcement of its rights under a reimbursement agreement with IFFC. In connection with the purchase agreement, the Company agreed to pay Rubinson a fee of $150,000.

         In October 1999, IFFP increased the amount of the line of credit to $8,000,000. Additionally, the line of credit could have been increased to a maximum to $10,000,000 if IFFP met specified criteria, including monthly debt reduction. As of December 31, 2000, IFFP met such criteria. All of the prior transaction documents were re-executed, including the purchase agreement and the release. Additionally, as security of the line of credit, BKC required that Rubinson enter into a personal guaranty with BKC and pledge 50,000 shares of the Company's common stock owned by him. In connection with these matters, IFFC entered into a reimbursement and fee agreement whereby it agreed to reimburse Rubinson for all amounts paid by him under his personal guaranty and to pay him a fee equal to 3% annually of the amount being guaranteed. As of the date hereof, Rubinson has not been paid under this agreement. The Company has accrued approximately $240,000 representing amounts due Rubinson in connection with the Purchase Agreement and guarantee fees. This amount is included in general and administrative expenses in the accompanying 1999 Statement of Operations.

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

         During the year ended December 31, 2000, the Company borrowed an aggregate of $1,408,720 from Mitchell Rubinson, the Chairman of the Board and Chief Executive Officer of the Company and principal shareholder, pursuant to the terms of a line of credit. The loans bear interest at 10% per annum. Principal repayments of $850,000 were made on the loans during the year ended December 31, 2000, and the principal balance outstanding at December 31, 2000, was $558,720 additional advances, net of a principal repayment of $699,980 were made during the three months ended March 31, 2001, and the balance at that date was $87,563. The loans are due on demand.

         As of December 31, 2000, the Company owed Mr. Rubinson $265,000 of salary and benefits, $93,379 of accrued interest and guarantee fee of $240,000.


14.      COMMITMENTS AND CONTINGENCIES:

         On March 14, 1997, IFFC and BKC entered into a new Development Agreement (the "BKC Development Agreement"), which was then assigned by IFFC to IFFP; IFFC remained liable for the obligations contained in the BKC
Development Agreement. The BKC Development Agreement was amended in February 1999 and again in October 1999. Pursuant to the BKC Development Agreement, IFFP was granted the exclusive right until December 31, 2007 to develop and be franchised to operate Burger King restaurants in Poland with certain exceptions discussed below. Pursuant to the BKC Development Agreement, as amended, IFFC was required to open 73 restaurants during the term of the Agreement. Each traditional Burger King restaurant, in-line Burger King restaurant, or drive-thru Burger King restaurant constituted one restaurant. A Burger King kiosk restaurant for purposes of the BKC Development Agreement, was considered one quarter of a restaurant. Beginning January 1, 2000, four of the Development Units opened in each year were to be in-line or free-standing restaurants within city centers or shopping mall locations.

         Pursuant to the BKC Development Agreement, IFFC was required to pay BKC a $1 million development fee if gross sales of Burger King restaurants for the twelve months ended September 30, 1999 was less than $9 million. If sales for the period exceeded $9 million but were less than $11 million, IFFC was required to pay a development fee of $250,000. Upon execution of the BKC Development Agreement, IFFC capitalized the $1 million development fee and recorded an offsetting deferred credit, in anticipation of having to pay the amount. The capitalized development fee was included in Burger King Development Rights in the accompanying 1999 consolidated balance sheet, and was being amortized over the life of the agreement.

         Sales for the twelve months ended September 30, 1999 exceeded $9 million but were less than $11 million. As a result, the Company was required to pay BKC a development fee of $250,000 which is reflected in other debt on the accompanying 1999 consolidated balance sheet. The excess $750,000 capitalized upon execution of the BKC Development Agreement was offset against the related deferred credit. Accumulated amortization related to the $750,000 totaling approximately $223,000 was reversed and is included as a reduction of general and administrative expenses in the accompanying 1999 consolidated statement of operations.

         The development fee was deferred until January 15, 2001 under a deferred payment agreement with BKC executed in October 1999. In January 2001, the Company, at its option, could either pay the development fee or provide BKC with the written and binding undertaking of Rubinson that the Rubinson Group would completely divest itself of any interest in IFFP and the Burger King restaurants opened or operated by IFFP in Poland within six months of the date that the development fee payment was due. Pursuant to the BKC agreement, the "Rubinson Group" was defined to include any entity of which Rubinson directly or indirectly owns an aggregate interest of 10% or more of the legal or beneficial equity interest and any parent, subsidiary or affiliate of the parent or subsidiary. Divestiture by the Rubinson Group or Rubinson could have resulted in a change in control of the Company under the indenture governing the terms of our currently outstanding Notes. If so, the Company would have been required to commence an offer to repurchase the Notes within 30 days of the change in control at a purchase price equal to 101% of the accreted value of the Notes. Rubinson personally guaranteed payment of the development fee.

         For each restaurant opened, IFFP was obligated to pay BKC an initial fee of up to $40,000 for franchise agreements with a term of 20 years and $25,000 for franchise agreements with a term of ten years. Each such fee was payable not later than 20 days prior to the restaurant's opening. Pursuant to the amendment to the BKC Development Agreement, BKC agreed to defer $280,000 of accrued franchise fees until January 15, 2001. Each franchised restaurant was also required to pay a percentage of the restaurant's gross sales, irrespective of profitability, as a royalty for the use of the BKC system and BKC trademarks. The annual royalty fee was 5% of gross sales. However, BKC agreed to reduce the royalty fee to 2% through September 30, 1998 and 3% through December 31, 2002. Thereafter, the annual royalty fee was 5%. The restaurants were also required to contribute a monthly advertising and promotion fee of 6% of gross sales to be used for advertising, sales promotion, and public relations. Payment of all amounts due from IFFP to BKC pursuant to the franchise agreements were guaranteed by IFFC.

         BKC was able to terminate rights granted to IFFC under the BKC Development Agreement, including franchise approvals for restaurants not yet opened, for a variety of possible defaults by IFFC, including, among others, failure to open restaurants in accordance with the schedule set forth in the BKC Development Agreement; failure to obtain BKC site approval prior to the commencement of each restaurant's construction; failure to meet various operational, financial, and legal requirements set forth in the BKC Development Agreement, including maintaining of IFFP's net worth of $7,500,000 beginning on June 1, 1999. As of December 31, 2000, IFFP did not have a net worth of $7.5 million. BKC agreed to suspend the net worth requirement through December 31, 2000. Upon termination of the BKC Development Agreement, whether resulting from default or expiration of its terms, BKC had the right to license others to develop and operate Burger King restaurants in Poland, or to do so itself.

         Subject to certain exceptions, as long as IFFC was a principal of IFFP, BKC had the right to review and consent to certain types of new stock issuances of IFFC for which the consent would not be unreasonably withheld, provided that IFFC had complied with all reasonable conditions then established by BKC in connection with the proposed sale or issuance of applicable equity securities by IFFC.

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

         Additionally, Mr. Rubinson entered into a purchase agreement with Burger King which provided that if IFFP and the Company defaulted on their obligations under the Reimbursement Agreement and Burger King takes possession of the IFFP shares, Mr. Rubinson would be required to purchase the IFFP shares from Burger King for an amount equal to all amounts paid out by Burger King under the guaranty and all costs and expenses incurred by Burger King in connection with the enforcement of its rights under the Reimbursement Agreement. Mr. Rubinson received a fee of $150,000 from the Company in connection with the Purchase Agreement.

         In October 1999, IFFP increased the amount of the line of credit to $8,000,000. IFFP had the right to increase the line of credit in increments of $500,000 to an aggregate of $10,000,000 if it met specified criteria. The maturity date of the line of credit was extended to December 2002. Drawings on the line in excess of the original $5,000,000 bore interest at 0.95% above LIBOR. The guarantee would automatically terminate in October 2002. In addition, Burger King could withdraw its guarantee if certain criterion set forth in the Guarantee of Future Advances Agreement were not met. In connection with the increase of the line of credit, all of the prior transaction documents were re-executed, including the purchase agreement and the release and the Company, Mr.Rubinson, IFFP and Burger King entered into the Guarantee of Future Advances Agreement pursuant to which Burger King would guarantee the repayment of future funds advanced under the line of credit. Additionally, as security for the line of credit, Burger King required that Mr. Rubinson enter into a personal guaranty with Burger King and pledge 50,000 shares of the Company's common stock owned by him. In connection with these matters, the Company entered into a reimbursement and fee agreement whereby the Company agreed to reimburse Mr. Rubinson for all amounts paid by him under his personal guaranty and to pay him a fee equal to 3% annually of the amount being guaranteed. In order for IFFP to increase the line of credit, holders of the outstanding 11% convertible notes were required to waive applicable provisions of the note indenture.

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

         Repayment of  IFFP line of credit by Burger King, including accrued interest
              of  $109,898................................................................        $ 8,109,898
         Write-off of unamortized debt issuance costs.....................................         (1,624,830)
         Legal and professional fees......................................................           (110,252)
                                                                                                  -----------
         Gain on settlement...............................................................        $ 6,374,816
                                                                                                  ===========

         In connection with the settlement agreement, the warrant held by Burger King to purchase 40,000 shares of common stock of the Company at a price of $200.00 per share was cancelled.

         On August 28, 1997, KP entered into a New Master Franchise Agreement (the "Domino's Agreement") with Domino's which granted KP the exclusive right to develop and operate and to sub-license Domino's Pizza stores and to operate a commissary for the Domino's system and the use of the Domino's and related marks in the operation of stores in Poland. IFFC, as a condition to the Domino's Agreement, contributed $2,000,000 to KP in 1997. IFFC also agreed that any additional capital required above such amount will also be dedicated to KP as needed to permit KP to meet its development quotas. The term of the Domino's Agreement will expire on December 31, 2003, and if KP is in compliance with all material provisions of the Domino's Agreement, it may be extended for an additional ten years in accordance with certain minimum development quotas which KP and Domino's may agree upon by execution of an amendment to the Domino's Agreement. Under the terms of the original Domino's Agreement, KP was obligated to open 5, 6, 7, 8, 9, and 10 stores, respectively, beginning in 1998 and ending in the year 2003 for a total of 45 new stores. Of such stores, third party franchise stores shall not exceed 25% of the number of open and operating stores and all stores located in Warsaw, Poland shall be corporate stores. IFFC has opened 16 Domino's stores pursuant to the Domino's Agreement, closed 2 Domino's stores and has satisfied its development requirements for 2000. On December 29, 2000, the Domino's agreement was amended to modify the development schedule with respect to the remaining 34 restaurants to be developed as follows:

                         YEARS ENDING DECEMBER 31,
                         -------------------------
                                2000...............                 -
                                2001...............                 7
                                2002...............                12
                                2003...............                15
                                                                   --
                                                                   34
                                                                   ==

         The amendment also provided that the Company must become current on all obligations pertaining to this agreement, including but not limited to financial obligations, within 90 days of the date of the Amendment. The agreement was further amended on April 10, 2001, to extend the due date for bringing all obligations current to July 9, 2001. If such obligations are not brought current by the extended due date then the Amendments will be terminated and the original development schedule will be reinstated.

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

         The Company maintains its executive offices in approximately 1,600 square feet of leased office space. The lease is for a period of five years. Annual lease payments under the lease are approximately $50,000.

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

         On November 1, 1999, the Company entered into a new employment agreement with its President and Chief Financial Officer for an initial term of three years, which may be extended by the Company for up to two additional years. Minimum annual salary for the first year was $160,000. The agreement provided for various fringe benefits, a payment of $50,000 in the event employment is terminated by reason of death or disability and a maximum payment of $50,000 if employment is terminated without cause by the Company. In May 2000, the agreement was terminated upon resignation of the officer.

         In connection with the procurement of store sites, PKP has entered into various long-term arrangements for restaurant space. The terms of the various agreements range from approximately two to ten years, plus extensions based upon agreement between the parties. The following is a schedule by years of minimum future rentals on noncancellable operating leases as of December 31, 2000, based on the year end exchange rate:

                         YEARS ENDING DECEMBER 31,
                         -------------------------
                                2000...............       $   221,000
                                2001...............           221,000
                                2002...............           221,000
                                2003...............           204,755
                                2004...............           204,755
                                Thereafter.........           216,412
                                                          -----------
                                                          $ 1,288,922
                                                          ===========


         Rent expense for 2000 and 1999 was $323,605 and $284,908,
respectively.

15.      LITIGATION:

         DISPUTE WITH POLISH FISCAL AUTHORITIES. In 1995, IFFP became subject to penalties for failure to comply with an amended tax law requiring the use of cash registers with calculating and recording capabilities and which are approved for use by the Polish Fiscal Authorities. As a penalty for noncompliance, Polish tax authorities had the right to disallow some value added tax deductions for July and August 1995. Additionally, penalties and interest could have been imposed on these disallowed deductions. Although IFFP's NCR Cash Register System was a modern system, it could not be modified. IFFP replaced the system with a new Siemen's system which complies with Polish regulations. In December 1999, the Polish Tax Court ruled against IFFP but reduced the fine and related penalties to 238,469 Polish zloty or approximately $57,557. The Company reversed the accrual of approximately $426,000 and reflected this amount as a component of interest and other income (net) in the December 31, 1999 consolidated statement of operations.

         FUELNATION MATTER. The Company is a party to the following legal proceeding: Elpoint Company, LLC and Gennady Yakovlev, vs. Mitchell Rubinson, Marilyn Rubinson, Edda Rubinson, Nigel Norton, James F. Martin, Leon Blumenthal, Lawrence Rutstein, Shulman & Associates, Inc., Manny Schulman, Franklyn Weichselbaum, James Miranti, International Fast Food Corporation, Domino's Pizza International, Inc., Regenesis Holdings Corporation, United States District Court, Northern District of California (Case No. 99-1107 CRB). On March 10, 1999, certain shareholders of FuelNation Inc. (f/k/a Regenesis Holdings) ("Regenesis") filed a complaint against IFFC and certain of its senior management and principal shareholders, including Mitchell Rubinson, IFFC's Chairman of the Board and Chief Executive Officer, and James Martin, IFFC's President and Chief Financial Officer. Regenesis formerly held the right to develop Domino's Pizza stores in Poland. Certain former officers and principal stockholders of Regenesis are officers and principal shareholders of IFFC. The complaint alleges, among other things, that the defendants fraudulently transferred the Domino's development rights to IFFC, thereby causing Regenesis to lose value. Additionally, the complaint alleges that IFFC engaged in the misappropriation of corporate opportunities of Regenesis. The plaintiffs were seeking unspecified monetary damages, including treble and punitive damages, and reasonable costs and attorney's fees. The parties reached a settlement in this matter and IFFC agreed to pay $300,000. Such amount has been accrued in the 2000 consolidated financial statements.

16.      ASSET IMPAIRMENT CHARGES

         In the fourth quarter of 1999, the Company recorded asset impairment charges totaling $2,511,310 related to the write-off of costs in excess of the carrying value of assets acquired and asset write-offs related to three store closings.

         As described in Note 2, the Company has a history of net losses and has an accumulated deficit of $35,374,274 as of December 31, 1999. As a result, the Company determined that the carrying value of cost in excess of net assets acquired would not be recoverable and had recorded a $1,448,033 impairment charge to write off the asset.

         During 1999, the Company committed to a plan to close three Burger King restaurants, which were closed during the first half of 2000. In connection with these store closings, the Company recorded asset impairment charges totaling $1,063,277, which are included in discontinued operations in the accompanying financial statements for the year ended December 31, 1999. These charges primarily represent the carrying value of abandoned buildings, fixtures and leasehold improvements for the closed locations totaling $987,471, and the carrying value of franchise fees and other intangibles totaling $75,806. Because the Company's buildings are located on leased properties, the Company will not be able to market and sell the properties.

         Subsequent to December 31, 2000, the Company closed two Domino's Pizza stores. In connection with these store closings, the Company recorded asset impairment charges totaling $261,772, which represent the carrying value of abandoned building, fixtures and leasehold improvements and franchise fees for the closed locations. In addition, the Company recorded an asset impairment charge totaling $117,645 for certain equipment and fixtures that are not used in the operating restaurants.