Form 10QSB
period 2001-03-31
INTERNATIONAL FAST FOOD CORP
filed 2001-05-21
CIK 885549

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2001


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



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


The number of shares outstanding of the issuer's common stock, par value $.01 per share as of May 15, 2001 was 685,111.


Traditional Small Business Disclosure Format:     Yes  [ ]  No  [X]



              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES


                                      INDEX

PART I.             CONDENSED FINANCIAL INFORMATION

                    ITEM 1.  Financial Statements
                    Consolidated  Balance  Sheets as of March  31,  2001  (unaudited)  and
                    December 31, 2000.....................................................                  2

                    Consolidated  Statements  of  Operations  for the Three  Months  Ended
                    March 31, 2001 and 2000 (unaudited)...................................                  3

                    Consolidated  Statements  of  Shareholders'  (Deficit)  for the  Three
                    months Ended March 31, 2001 (unaudited)...............................                  5

                    Consolidated  Statement of Cash Flows for the Three months Ended March
                    31, 2001 and 2000 (unaudited).........................................                  6

                    Notes to Consolidated Financial Statements (Unaudited)................                6 - 14

                    ITEM 2.  Management's Discussion and Analysis or Plan of Operation....               15 - 20


PART II.            OTHER INFORMATION

                    ITEM 1.  Legal Proceedings............................................                  21

                    ITEM 4.  Submission of Matters to a Vote of  Security Holders.........                  21

                    ITEM 6.  Exhibits and Reports on Form 8-K.............................                  21

                    SIGNATURES............................................................                  21


                          PART I. FINANCIAL INFORMATION

ITEM 1...Financial Statements.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                                                                     March 31,      December 31,
                                                                                                       2001              2000
                                                                                                       ----              ----
Current Assets:
                                                                                                   (unaudited)
     Cash ...................................................................................     $     35,467      $    105,337
     Receivable from sale of subsidiary .....................................................          300,000         1,000,000
     Receivables ............................................................................           44,821            54,358
     Inventories ............................................................................           86,129           106,583
     Prepaid expenses and other .............................................................           63,859            59,003
                                                                                                  ------------      ------------
         Total Current Assets ...............................................................          530,276         1,325,281

Furniture, Equipment, Buildings and Leasehold Improvements, net of
   accumulated depreciation and amortization of $1,952,083 and
   $2,007,187 ...............................................................................        1,794,717         1,934,173
Deferred Debt Issuance Costs, net of accumulated amortization of
   $265,491 and $257,177, respectively ......................................................          166,834           175,148
Other Assets, net of accumulated amortization of $41,871 and $62,560,
   respectively .............................................................................           88,331            82,489
Domino's Development Rights, net of accumulated amortization of
   $116,565 and $108,794, respectively ......................................................           72,538            80,309
                                                                                                  ------------      ------------
         Total Assets .......................................................................     $  2,652,696      $  3,597,400
                                                                                                  ============      ============
                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current Liabilities:
     Accounts payable .......................................................................     $    647,552      $    576,286
     Deferred income ........................................................................          300,000           300,000
     Accrued interest payable ...............................................................          207,526           131,587
     Other accrued expenses .................................................................        1,289,799         1,128,023
     Estimated costs of discontinued operations .............................................           90,604           600,000
     Current portion of bank credit facilities ..............................................           18,918            26,363
     Shareholder loans ......................................................................             --             558,720

         Total Current Liabilities ..........................................................        2,554,399         3,320,979
9% Subordinated Convertible Debentures, due December 15, 2007 ...............................        2,756,000         2,756,000
                                                                                                  ------------      ------------
         Total Liabilities ..................................................................        5,310,399         6,076,979
                                                                                                  ------------      ------------
Commitments and Contingencies
Shareholders' (Deficit):
     Series A Convertible Preferred Stock, $.01 par value, 2,000,000 shares authorized; 32,985 shares issued and outstanding
       (liquidation preference of $3,298,500) ...............................................              330               330
     Series B Convertible Preferred Stock, $.01 par  value, 400,000 shares authorized; 158,134 shares issued and outstanding
       (liquidation preference of $15,813,400) ..............................................            1,581             1,581
     Common Stock, $.01 par value, 2,000,000 shares authorized; 616,361
       and 616,290 shares issued and outstanding, respectively ..............................            6,164             6,163
     Additional paid-in capital .............................................................       44,507,880        44,067,611
     Accumulated deficit ....................................................................      (47,173,658)      (46,555,264)
                                                                                                  ------------      ------------
         Total Shareholders' (Deficit) ......................................................       (2,657,703)       (2,479,579)
                                                                                                  ------------      ------------
         Total Liabilities and Shareholders' (Deficit) ......................................     $  2,652,696      $  3,597,400
                                                                                                  ============      ============

                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                         Three Months Ended
                                                                             March 31,
                                                                             ---------

                                                                        2001             2000
                                                                        ----             ----
Revenues:
Sales .........................................................     $   805,632      $   958,841

Food and Packaging Costs ......................................         265,559          308,333
                                                                    -----------      -----------

Gross Profit ..................................................         540,073          650,508
                                                                    -----------      -----------

Operating Expenses:
    Payroll and related costs .................................         203,488          204,848
    Occupancy and other operating expenses ....................         331,052          375,216
    Depreciation and amortization .............................         119,762          147,174
                                                                    -----------      -----------
         Total operating expenses .............................         654,302          727,238
                                                                    -----------      -----------
Loss from operations before general and administrative expenses        (114,229)         (76,730)
General and Administrative Expenses ...........................         374,289          400,251
                                                                    -----------      -----------
Loss from operations ..........................................        (488,518)        (476,981)
                                                                    -----------      -----------

Other Income (Expenses):
    Interest and other income, net ............................          18,546           16,811
    Interest expense, including amortization of Issuance costs         (120,048)        (507,437)
    Foreign currency exchange gain/(loss) .....................         (28,374)         (75,233)
                                                                    -----------      -----------
         Total other income (expenses) ........................        (129,876)        (565,859)
                                                                    -----------      -----------
Loss from continuing operations ...............................        (618,394)      (1,042,840)

Discontinued Operations:
      Loss from discontinued operations .......................            --           (753,203)
                                                                    -----------      -----------
Net Loss ......................................................     $  (618,394)     $(1,796,043)
                                                                    ===========      ===========
Basic and Diluted Net Loss Per Common Share:
      Loss from continuing operations .........................     $     (1.08)     $     (2.40)
      Loss from discontinued operations .......................            --              (1.65)
                                                                    -----------      -----------
              Net loss ........................................     $     (1.08)     $     (4.05)
                                                                    ===========      ===========
Weighted Average Number of Common Shares Outstanding ..........         616,303          455,483
                                                                    ===========      ===========

                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)
                    For the Three months Ended March 31, 2001
                                   (unaudited)



                                                    Preferred Stock                 Common Stock
                                                Shares         Amount          Shares         Amount
                                                ------         ------          ------         ------

Balances, December 31, 2000 ...........         191,119     $     1,911         616,290     $     6,163

  Issuance of common stock in
     payment of accrued interest on the
     11% Senior Subordinated
     Discount Notes ...................              --              --              71              11

  Capital contribution from
     shareholder ......................              --              --              --              --

  Net loss for the period .............             --               --              --              --
                                            -----------     -----------     -----------     -----------

Balances, March 31, 2001 (unaudited) ..         191,119     $     1,911         616,361     $     6,164
                                            ===========     ===========     ===========     ===========

[restubbed table]

                                            Additional
                                              Paid In       Accumulated
                                              Capital          Deficit       Total
                                              -------          -------       -----

Balances, December 31, 2000 ...........     $44,067,611     $(46,555,264) $(2,479,579)

  Issuance of common stock in
     payment of accrued interest on the
     11% Senior Subordinated
     Discount Notes ...................           5,114               --        5,115

  Capital contribution from
  shareholder .........................         435,155               --      435,155

  Net loss for the period .............              --         (618,394)    (618,394)
                                            -----------     ------------  -----------

Balances, March 31, 2001 (unaudited) ..     $44,507,880     $(47,173,658) $(2,657,703)
                                            ===========     ============  ===========







                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                    Three months Ended March 31,
                                                                                    ----------------------------
                                                                                        2001             2000
                                                                                        ----             ----
Cash Flows From Operating Activities:
   Net income (loss) ..........................................................     $  (618,394)     $(1,796,043)

   Adjustments to reconcile net (loss) to net cash
     (used in) operating activities:

     Amortization and depreciation of furniture, equipment,
       buildings leasehold improvements and development rights ................         127,533          778,350
     Amortization of debt discount and issuance costs .........................           8,314          408,102
     Other operating items ....................................................            (828)         208,969
   Changes in operating assets and liabilities, net of discontinued operations:
     Receivables ..............................................................           9,537          (27,657)
     Inventories ..............................................................          20,454           77,613
     Prepaid expenses and other ...............................................         (10,698)          48,377
     Accounts payable and accrued expenses ....................................         308,981         (582,344)
                                                                                    -----------      -----------
   Net cash used in operating activities ......................................        (155,101)        (884,633)
                                                                                    -----------      -----------
Cash Flows From Investing Activities:
   Proceeds from sale of discontinued operations ..............................         700,000             --
   Payments for furniture, equipment, buildings and leasehold
     improvements .............................................................         (49,432)            --
   Payments for franchise fees and other assets ...............................            --            (46,200)
                                                                                    -----------      -----------

   Net cash provided by (used in) investing activities ........................         650,568          (46,200)
                                                                                    -----------      -----------
Cash Flows From Financing Activities:
   Repayments of bank credit facilities .......................................         (26,363)        (126,000)
   Proceeds from exercise of employee stock options ...........................            --             50,000
   Borrowings from shareholder ................................................         128,822           10,000
   Repayment of shareholder loans .............................................        (687,542)              --
   Borrowings under bank credit facility ......................................          18,918        1,102,748
                                                                                    -----------      -----------

   Net cash (used in ) provided by financing activities .......................        (566,165)       1,036,748
                                                                                    -----------      -----------
Effect of Exchange Rate Changes on Cash .......................................             828          (53,775)
                                                                                    -----------      -----------

Increase (Decrease) in Cash ...................................................         (69,870)          52,140
Beginning Cash ................................................................         105,337          383,531
                                                                                    -----------      -----------
Ending Cash ...................................................................     $    35,467      $   435,671
                                                                                    ===========      ===========
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
     Interest expense .........................................................     $    35,795      $   110,621
                                                                                    ===========      ===========

Supplemental Schedule of Non Cash Investing and Financing activities:

Three months Ended March 31, 2001:
    Issuance of 71 shares of common stock in payment of $5,115 of accrued interest on the 11% Senior Subordinated Discount Notes.

Three months ended March 31, 2000:

   None

                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2001

                                   (unaudited)



1.       ORGANIZATION:

         International Fast Food Corporation (the "Company" or "IFFC") was incorporated in December 1991 as a Florida corporation. The Company, has, subject to certain exceptions, the exclusive right to develop franchised Domino's Pizza stores ("Domino's Stores") in the Republic of Poland ("Poland"). On November 27, 2000, IFFC entered into a share transfer agreement to sell its 100% interest in International Fast Food Polska, sp.zo.o ("IFFP"), a limited liability corporation, and IFFP's wholly-owned Polish limited liability corporations to American Restaurants sp.zo.o ("American Restaurants"), as more fully described in Note 3. In connection with this transaction IFFP's exclusive right to develop franchised Burger King Restaurants in Poland was terminated.

         On September 29, 2000, the Board of Directors authorized a one for one hundred reverse stock split effective for shareholders of record on October 2, 2000. All references in the accompanying consolidated financial statements and footnotes thereto as to number of shares, per share amounts and market prices of the Company's common stock have been restated to reflect the decreased number of shares outstanding. The par value of the common stock was maintained at the pre-split amount of $.01 per share. The number of authorized shares was reduced to 2,000,000 from 200,000,000. Shareholders' equity accounts at December 31, 2000, have been restated to reflect the reclassification of an amount equal to the par value decrease in issued common shares with a corresponding increase in additional paid in capital.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Basis of Presentation -- The accompanying unaudited consolidated financial statements, which are for interim periods, have been prepared in conformity with the instructions to Form 10-QSB and Item 310 of Regulation S-B and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2000 of International Fast Food Corporation and Subsidiaries, as filed with the Securities and Exchange Commission. The December 31, 2000 consolidated balance sheet contained herein was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

         The accompanying consolidated financial statements at March 31, 2001, include the accounts of the Company and the accounts of the Company's two wholly-owned Polish limited liability corporations, Krolewska Pizza, Sp.zo.o. ("KP") and Pizza King Polska, Sp.zo.o. ("PKP"). Results of operations of IFFP are presented as discontinued operations in the accompanying consolidated statement of operations for the three months ended March 31, 2000. All significant intercompany transactions and balances have been eliminated in consolidation.

         IFFC's Domino's store operations are conducted in Poland. The Polish economy has historically been characterized by high rates of inflation and devaluation of the Polish zloty against the dollar and European currencies. For the years ended December 31, 1996, 1997, 1998 1999 and 2000 the annual inflation rate in Poland was 19.5%, 13.0%, 8.6%, 7.3%, and 7.4%, respectively. Payment of interest and principal on the 9% Subordinated Convertible Debentures, and payment of franchise fees to Domino's Pizza

International ("Domino's") for each store opened are in United States currency. Additionally, IFFC is dependent on certain sources of supply which require payment in European or United States currencies. Because IFFC's operating revenues are in zlotys, IFFC is subject to the risk of currency fluctuations. IFFC has and intends to maintain substantially all of its unutilized funds in United States or Western European currency denominated securities and/or European Currency Units. There can be no assurance that IFFC will successfully manage its exposure to currency fluctuations or that such fluctuations will not have a material adverse effect on IFFC.

         The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. At March 31, 2001 and March 31, 2000, the exchange rate was 4.1000 and 4.1033 zlotys per dollar, respectively. The accounts of IFFC's Polish subsidiaries are maintained in zlotys and are remeasured into U.S. dollars, the functional currency, at the end of each reporting period. Monetary assets and liabilities are remeasured, using current exchange rates. Non-monetary assets, liabilities, and related expenses, primarily furniture, equipment, leasehold improvements and related depreciation and amortization, are remeasured using historical exchange rates. Income and expense accounts, excluding depreciation and amortization, are remeasured using an annual weighted average exchange rate. Transaction gains and losses that arise from exchange rate fluctuations in transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

         Going Concern -- The report of the Company's independent certified public accountants on their audit of the Company's December 31, 2000, financial statements contained uncertainties relating to the Company's ability to continue as a going concern. As shown in the accompanying financial statements, the Company reported a net loss of $618,394 and had a working capital deficiency and an accumulated deficit of $2,024,123 and $47,173,658 respectively, at March 31, 2001. These factors among others raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments relating to the outcome of this uncertainty.

         Liquidity and Plan of Operations -- As of March 31, 2001, IFFC had negative working capital of approximately $2,024,123 and cash of $35,467. IFFC has significant commitments to develop restaurants in accordance with the New Master Franchise Agreement with Domino's, as amended. The Company does not presently have sufficient financial resources to meet its development obligations under the terms of the Domino's agreement. The Company has sustained losses from operations since its incorporation in December 1991. For the three months ended March 31, 2001 and 2000, the Company reported net losses of $618,394 and $1,796,043, respectively. At March 31, 2001, the Company had an accumulated deficit of $47,173,658 and a shareholders' deficit of $2,657,703. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Management believes that cash flows from currently existing stores together with existing financial resources will not be sufficient to fund operations. Management is seeking to obtain additional equity and or debt financing to fund future development. No assurance can be given that such financing will be obtained or that it can be obtained on favorable terms.

         Net Income (Loss) Per Common Share -- The basic net income (loss) per common share in the accompanying Statements of Operations is based upon the net income (loss) after preferred dividend requirements of $49,000 for the three months ended March 31, 2001 and 2000, respectively, divided by the weighted average number of shares outstanding during each period. Diluted per share data for the three months ended March 31, 2001, and 2000, is the same as basic per share data since the inclusion of all potential common shares that would be issuable upon the exercise of options and warrants and the assumed conversion of convertible debt and preferred stock would be anti-dilutive.

         Store Preopening Expenses -- The Company charges store preopening expenses to operations in the period in which they are incurred.

         Advertising Expense -- The Company accounts for advertising expense in accordance with SOP 93-7, "Accounting for Advertising Costs" which generally requires that advertising costs be expensed either as incurred or the first time the advertising takes place. It is the Company's policy to expense advertising costs the first time the advertising takes place. However, Accounting Principles Board Opinion ("APB") No. 28, "Interim Financial Reporting" allows advertising costs to be deferred within a fiscal year if the benefits of an advertising expenditure clearly extend beyond the interim period in which the expenditure is made. Pursuant to APB 28, it is the Company's policy to defer advertising expenses at the end of interim periods to the extent that such costs will clearly benefit future interim periods. During the three months ended March 31, 2001, the Company incurred advertising expense of $74,426, of which $9,512 was deferred and is included in prepaid expenses. During the three months ended March 31, 2000, the Company incurred advertising expense of $90,789. Pursuant to SOP 93-7, the Company is required to expense all advertising incurred at the end of the fiscal year.

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

         Reclassification -- Certain amounts in the March 31, 2000 financial statements have been reclassified to conform to the March 31, 2001 presentation.

3.       DISCONTINUED OPERATIONS :

         On November 27, 2000, the Company entered into a share transfer agreement to sell its 100% interest in IFFP to American Restaurants in exchange for $2,000,000 in cash and a payment of $333,500 by American Restaurants to Burger King Corporation in settlement of the agreed upon amount of unpaid royalties owed to Burger King Corporation by IFFP and the assumption of all liabilities of IFFP, excluding amounts owed to IFFC. The closing on the sale occurred on March 23, 2001. On December 19, 2000, the Company received a $1,000,000 payment toward the purchase price and the $333,500 payment to Burger King Corporation was paid by American Restaurants. On March 23, 2001, the Company received a payment in the amount of $700,000. As a result of this transaction, the results of operations of IFFP for the three months ended March 31, 2000, have been presented as "Discontinued Operations" in the accompanying consolidated financial statements.

         Following is a summary of operating results for the discontinued operations of IFFP for the three months ended March 31, 2000:


                                                                 Three Months
                                                                Ended March 31,
                                                                    2000
                                                                    ----

              Sales                                              $  2,148,000
              Cost of good sold and other operating expenses        2,554,000
              General and administrative expenses                     335,000
              Other, net                                               12,000
                                                                 ------------

              Net loss from discontinued operations              $   (753,000)
                                                                 ============

         The share transfer agreement provides that the purchaser may defer $300,000 of the total purchase price for a period of one year to cover any unrecorded liabilities or other contingencies that existed at that date of purchase. The $300,000 withheld was deducted from the total proceeds above and is reflected in the accompanying consolidated financial statements, as deferred income, as of March 31, 2001. The Company has also recorded a liability of approximately $91,000 to cover estimated costs of the discontinued operations from the measurement date of November 27, 2000 through November 27, 2001.

         As of November 27, 2000, the balance sheet of IFFP reflected a note receivable from PKP in the principal amount of $435,155. The share transfer agreement provides that American Restaurants will transfer the PKP debt to a third party designated by IFFC in exchange for a payment of $10,000 to American Restaurants. Mitchell Rubinson, the Company's Chairman of the Board, President and Chief Executive Officer, was designated by IFFC as the third party purchaser. Mr. Rubinson has agreed to pay American Restaurants $10,000 in exchange for assignment of the PKP debt and sell the debt to IFFC in exchange for repayment of the $10,000 purchase price plus the guarantee of IFFC to repay all amounts owed to Mr. Rubinson on or before December 31, 2002. As of March 31, 2001, the Company has recorded this transaction as a $435,155 capital contribution to IFFC and has recorded the liability of $10,000 due to Mr Rubinson.



4.       BANK CREDIT FACILITIES:

         Bank credit facilities at March 31, 2001 and December 31, 2000 consists of the following:

                                                                    March 31, December 31,
                                                                      2001        2000
                                                                      ----        ----
Amerbank, S.A, PKP overdraft credit line, variable  rate
     approximately equal to prime, expires May 31, 2001 ......     $ 18,918      $   --
Amerbank, PKP line of credit of $300,000 payable in 10
     quarterly installments of $30,000  commencing on December
     26, 1998, interest payable monthly at 3-1/8% above LIBOR,
     due at maturity March 26, 2001 ..........................         --          26,363
                                                                    --------     --------
Total Debt ...................................................       18,918        26,363
Less: Current Maturities .....................................      (18,918)      (26,363)
                                                                   --------     --------
Long Term Debt ...............................................     $   --        $   --
                                                                   ========     ========

5.       9% CONVERTIBLE SUBORDINATED DEBENTURES:

         The 9% Convertible Subordinated Debentures (the "Debentures") mature on December 15, 2007 and provide for the payment of cash interest, semi-annually on June 15 and December 15, until maturity. At March 31, 2001 and December 31, 2000, there are $2,756,000 in principal amount of Debentures outstanding.

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

         On August 31, 1999, $17,900,000 of the Notes were exchanged for an aggregate of 158,134 shares of Series B Convertible Preferred Stock. Additionally, in October 1999, the remaining holders of the Notes agreed to amend the Notes to provide that interest earned on the Notes from October 31, 2000 to October 31, 2003 could be paid in Notes, rather than cash. Interest payable thereafter would have been payable in cash.

         On November 6, 2000, the 11% Convertible Senior Subordinated Discount Notes in the principal amount of $9,636,000 automatically converted into 137,657 shares of common stock in accordance with the automatic conversion terms specified in the notes. All holders of the Notes have surrendered such Notes and have received the required number of shares of common stock. Although the holders of such notes did not surrender the Notes until after December 31, 2000, the 137,657 shares of common stock issued to such holders was reflected as outstanding as of December 31, 2000.

7.       FUTURE MATURITIES OF DEBT:

         Future maturities of credit facilities, shareholder loans and debentures at March 31, 2001 are as follows:



                  12 Months Ending
           ------------------------------

                     March 31,
           2002.......................        $   18,918
           2003.......................             -
           2004.......................             -
           2005.......................             -
           2006.......................             -
           Thereafter.................         2,756,000
                                              ----------
           Total......................        $2,774,918
                                              ==========

8        SHAREHOLDERS' EQUITY:

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

         Dividend....................................    3.0% of the  liquidation  value per annum beginning on June
                                                         15 and  December 15 of each year,  whether or not  declared by the Board.  Dividends  may be payable in cash or through the issuance of the Company's  Common Stock,  which will be valued at the  average  closing  price of the Common  Stock for the thirty days prior to the payment of each dividend.

         Conversion..................................    The  Preferred   Stock  is  convertible  at  anytime  at  a
                                                         conversion price of $300.00 per share.


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

         The Company's stock option plan provides for the granting of options to qualified employees and directors of the Company. Stock option activity is shown below for the three months ended March 31, 2001:


                                                                    Number of        Weighted Average
                                                                     Options            Share Price
                                                                     -------            -----------
Outstanding at beginning of period......................                 4,950          $ 54.14
Granted.................................................                   --               --
Expired.................................................                   --               --
Exercised...............................................                   --               --
                                                                      --------
Outstanding at end of period............................                 4,950          $ 54.14
                                                                      ========
Exercisable at end of period............................                 4,950          $ 54.14
Price range of options outstanding at end of period.....           $40.00 - $75.00
Available for grant at end of period....................                35,050

         At March 31, 2001, IFFC had reserved the following shares of Common Stock for issuance:

Stock option plans .................................................................      40,000
Convertible Debentures convertible into Common Stock at a conversion price
     of $850.00 per share on or before December 15, 2007 ...........................       3,242
Series A Preferred Stock convertible into Common Stock at a conversion rate
     of .3333 Common Shares per preferred share ....................................      10,995
Series B Preferred Stock convertible into Common Stock at a conversion rate of 1.515
     Common Shares per preferred share .............................................     239,573
Shares reserved for future sale pursuant to Regulation S offering ..................     200,000
Accrued interest on 11% Senior Subordinated Discount Notes .........................         180
                                                                                         -------
Total reserved shares ..............................................................     493,990
                                                                                         =======

9.       RELATED PARTY TRANSACTIONS:

         During the three months ended March 31, 2001, the Company borrowed an aggregate of $128,822 from Mitchell Rubinson, the Chairman of the Board and Chief Executive Officer of the Company and principal shareholder, pursuant to the terms of a line of credit bearing interest at 10% per annum. The loans are due on demand. As of March 31, 2001, the principal balance of such loans was paid in full. Subsequent to March 31, 2001, additional advances were made to the Company.

         As of March 31, 2001, the Company owed Mr. Rubinson $362,039 of salary and benefits, $122,630 of accrued interest and a guarantee fee of $240,000.

10.      COMMITMENTS AND CONTINGENCIES:

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

         The Company maintains its executive offices in approximately 1,600 square feet of leased office space. The lease is for a period of five years. Annual lease payments, under the lease are approximately $50,000.

         On November 1, 1999, the Company entered into a new employment agreement with its former President and Chief Financial Officer for an initial term of three years, which could have been extended by the Company for up to two additional years. Minimum annual salary for the first year was $160,000. The agreement provided for various fringe benefits, a payment of $50,000 in the event employment was terminated by reason of death or disability and a maximum payment of $50,000 if employment was terminated without cause by the Company. In May 2000, the agreement was terminated upon resignation of the officer.

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

             Twelve Months Ending March 31,
             ------------------------------
                      2000...............          $221,000
                      2001...............           221,000
                      2002...............           221,000
                      2003...............           204,755
                      2004...............           204,755
                      Thereafter.........           216,412
                                                 ----------
                                                 $1,288,922
                                                 ==========

         Rent expense for the three months ended March 31, 2001 and 2000 was $76,482 and $80,618, respectively.

11.      LITIGATION:

         FuelNation Matter. The Company is a party to the following legal proceeding: Elpoint Company, LLC and Gennady Yakovlev, vs. Mitchell Rubinson, Marilyn Rubinson, Edda Rubinson, Nigel Norton, James F. Martin, Leon Blumenthal, Lawrence Rutstein, Shulman & Associates, Inc., Manny Schulman, Franklyn Weichselbaum, James Miranti, International Fast Food Corporation, Domino's Pizza International, Inc., Regenesis Holdings Corporation, United States District Court, Northern District of California (Case No. 99-1107 CRB). On March 10, 1999, certain shareholders of FuelNation Inc. (f/k/a Regenesis Holdings Corporation ("Regenesis")(f/k/a QPQ Corporation) ("Regenesis") filed a complaint against IFFC and certain of its senior management and principal shareholders, including Mitchell Rubinson, IFFC's Chairman of the Board and Chief Executive Officer, and James Martin, IFFC's former President and Chief Financial Officer. Regenesis formerly held the right to develop Domino's Pizza stores in Poland. Certain former officers and principal stockholders of Regenesis are officers and principal shareholders of IFFC. The complaint alleges, among other things, that the defendants fraudulently transferred the Domino's development rights to IFFC, thereby causing Regenesis to lose value. Additionally, the complaint alleges that IFFC engaged in the misappropriation of corporate opportunities of Regenesis. The plantiffs were seeking unspecified monetary damages, including treble and punitive damages and reasonable costs and attorneys fees. The parties reached a settlement in this matter and IFFC agreed to pay $300,000. Such amount has been accrued in the accompanying consolidated financial statements.

12.      SUBSEQUENT EVENTS:

         In March 2001, the Company entered into an agreement to sell up to a maximum of 200,000 shares of common stock, pursuant to a Regulation S offering, at a net price per share to the Company of $2.00.

         As of May 15, 2001, 68,750 shares were sold and the Company has received net cash proceeds of $137,500.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

Special Note Regarding Forward Looking Statements

         Information contained in this Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1939 and Section 21E of the Securities and Exchange Act of 1934. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "could," "intends," "estimates," "projected," "contemplated" or "anticipates" or the negative thereof or other variations thereon or comparable terminology. No assurances can be given that the future results covered by the forward-looking statements will be achieved. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond IFFC's control. The following factors and other factors described elsewhere in this annual report could cause actual experience to vary materially from the future results covered in such forward-looking statements:

         o the future growth of our business and our ability to comply with the Domino's agreement;

         o our ability to improve levels of profitability; the sufficiency of cash flow provided by our operating, investing and financing activities;

         o changes in the economic, business and political conditions in Poland;

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

         Other factors, could also cause actual experience to vary materially from the matters covered in such forward-looking statements. We disclaim any obligation to publicly announce the results of any revision to forward looking statements contained herein to reflect future events or developments.

General

         As of March 31, 2001, we had negative working capital of approximately $2,024,123 and cash of $35,467. Although we believe that we have sufficient funds to finance our present plan of operations through June 14, 2001, we cannot reasonably estimate how long we will be able to satisfy our cash requirements. The capital requirements relating to implementation of the Domino's agreement are significant. Based upon current assumptions, we will seek to implement our business plan utilizing our existing cash, cash generated from store operations, and available borrowing capacity on our bank credit facilities, if any. To satisfy the capital requirements of the Domino's agreement, we will require resources substantially greater than the amounts we presently have or amounts that can be generated from our store operations. There can be no assurance that we will be able to obtain additional financing or that additional financing will be available on acceptable terms to fund future commitments for capital expenditures.

         We currently operate 14 Domino's Pizza stores in Poland. We have incurred losses and anticipate that we will continue to incur losses until, at the earliest, we establish a number of stores generating sufficient revenues to offset our operating costs and the costs of our proposed continuing expansion. There can be no assurance that we will ever achieve profitability or be able to successfully establish a sufficient number of stores to achieve profitability.

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

         In November 2000, we sold all of the outstanding share capital of IFFP to American Restaurant Sp.z.o.o for an aggregate purchase price of $2.0 million plus the assumption of certain indebtedness by Amrest. The Burger King development agreement and franchise agreements were terminated and the Company was released from all obligations thereunder.

THREE MONTHS ENDED MARCH 31, 2001 vs THREE MONTHS ENDED MARCH 31, 2000

Results of Operations

         Domino's store sales for the three months ended March 31, 2001 and 2000, were $805,632 and $958,841. The Domino's store sales decreased by 19.0% in U.S. dollar terms and 19.7% in Polish zloty terms for the three months ended March 31, 2001 as compared to 2000. This decrease is primarily attributable to increased competition in the Warsaw market, the effect of reduced advertising, as well as the general economic conditions in Poland.

         During the three months ended March 31, 2001, we incurred food and packaging costs of $265,559, payroll and related costs of $203,488, occupancy and other operating expenses of $331,052 and depreciation and amortization expenses of $119,762. During the three months ended March 31, 2001, we incurred food and packaging costs of $308,333, payroll and related costs of $204,848, occupancy and other operating expenses of $375,216 and depreciation and amortization expenses of $147,174.

         Food and packaging costs applicable to Domino's Pizza stores for the three months ended March 31, 2001 were 33.0% of store sales and for the three months ended March 31, 2000 were 32.2% of store sales.

         Payroll and related costs applicable to Domino's Pizza stores, which remained relatively stable, were 25.3% of store sales for the three months ended March 31, 2001, and were 21.4% of store sales for the three months ended March 31, 2000. The 3.9% increase was primarily attributable to decreased sales.

         Occupancy and other operating expenses applicable to Domino's Pizza stores for the three months ended March 31, 2001, were 41.1% of store sales, and for the three months ended March 31, 2000, were 39.1% of store sales. The 2.0% increase as a percentage of store sales was primarily attributable to vehicle delivery costs coupled with higher fixed costs at the new Domino's commissary and lower sales.

         General and administrative expenses applicable to Domino's store operations were $101,344 or 12.6% of sales for the three months ended March 31, 2001 as compared to $134,608 or 14.0% of sales for the three months ended March 31, 2000. The 1.4% decrease as a percentage of sales is primarily attributable to a decrease in salaries, legal and professional fees, which was partially offset by an increase in rent. For the three months ended March 31, 2001, total general and administrative expense of IFFC and Domino's store operations included salary expenses of $154,212; corporate overhead expenses of $212,306, and depreciation and amortization of $7,771. For the three months ended March 31, 2000, general and administrative expenses include salary expenses of $153,784; corporate overhead expenses of $194,777, and depreciation and amortization of $51,690. The $17,529 increase in corporate overhead expenses is primarily attributable to an overall increase in the cost of services and supplies purchased.

Discontinued Operations

         On November 27, 2000, the Company entered into a share transfer agreement to sell its 100% interest in IFFP to American Restaurants in exchange for $2,000,000 in cash and a payment of $333,500 by American Restaurants to Burger King Corporation in settlement of the agreed upon amount of unpaid royalties owed to Burger King Corporation by IFFP and the assumption of all liabilities of IFFP, excluding amounts owed to IFFC. The closing on the sale occurred March 23, 2001. In December 2000, the Company received a $1,000,000 payment toward the purchase price and the $333,500 payment to Burger King Corporation was paid by American Restaurants. On March 23, 2001, the Company received a payment in the amount of $700,000. As a result of this transaction, the results of operations of IFFP for the three months ended March 31, 2000 have been presented as "Discontinued Operations" in the consolidated financial statements included elsewhere herein. Components of the loss from discontinued operations for the three months ended March 31, 2000 are as follows:

                                                                              Amount                % of Sales
                                                                              ------                ----------
         Restaurant sales........................................          $2,148,430                     100.0
         Food and packaging costs................................             730,502                      34.0
                                                                          -----------                     -----
         Gross profit............................................           1,417,928                      66.0
         Other operating expenses................................           1,823,824                      84.9
         General and Administrative expenses.....................             334,751                      15.6
         Other, net..............................................              12,556                        .6
                                                                          -----------                     -----
         Loss from discontinued operations.......................         $  (753,203)                     35.1
                                                                          ===========                     =====


         As of November 27, 2000, the balance sheet of IFFP reflected a note receivable from PKP in the principal amount of $435,155. The share transfer agreement provides that American Restaurants will transfer the PKP debt to a third party designated by IFFC in exchange for a payment of $10,000 to American Restaurants. Mitchell Rubinson, the Company's Chairman of the Board, President and Chief Executive Officer, was designated by IFFC as the third party purchaser. Mr. Rubinson has agreed to pay Amrest $10,000 in exchange for assignment of the PKP debt and sell the debt to IFFC in exchange for repayment of the $10,000 purchase price plus the guarantee of IFFC to repay all amounts owed to Mr. Rubinson on or before December 31, 2002. As of March 31, 2001, the Company has recorded this transaction as a $435,155 capital contribution to IFFC and has recorded the liability of $10,000 due to Mr Rubinson.

         For the three months ended March 31, 2001 and 2000, we generated a net loss of $618,394 or $1.08 per share of our common stock compared to a net loss of $1,796,043 or $4.05 per share of our common stock for the three months ended March 31, 2000.

         For the three months ended March 31, 2001 and 2000, interest and other income were comprised as follows:

                                                                               Three Months ended March 31,
                                                                               ----------------------------
                                                                               2001                    2000
                                                                               ----                    ----
         Interest income.........................................             $    63                 $12,769
         All other, net..........................................              18,483                   4,042
                                                                              -------                 -------
         Total...................................................             $18,546                 $16,811
                                                                              =======                 =======

         All other, net includes various non-recurring charges and credits.

         Interest expense for continuing operations is comprised as follows:

                                                                           Three Months ended March 31,
                                                                           ----------------------------
                                                                             2001                2000
                                                                             ----                ----
         Interest expense on subordinated convertible debentures         $ 62,010             $ 62,010
         Amortization of debt issuance costs....................            8,314              171,035
         Accretion  of  discount  on  11%   convertible   senior
              subordinated discount notes ......................                -              237,067

         Interest expense on bank facilities....................           20,473               37,325
         Shareholder loans......................................           29,251                    -
                                                                        ---------           ----------
              Total ............................................        $ 120,048           $  507,437
                                                                        =========           ==========

         Our interest expense on bank facilities was $20,473 for the three months ended March 31, 2001 and $37,325 for the three months ended March 31, 2000. The $16,852 decrease is attributable to a lower level of bank borrowings during the three months ended March 31, 2001.

Liquidity and Capital Resources

         To date, IFFC's business operations have been principally financed by proceeds from public and private offerings of IFFC's equity and debt securities, proceeds from various bank credit facilities, the settlement of certain litigation and disputes with Burger King, and proceeds from the private sale of our 11% Convertible Notes, which were converted into equity in November 2000, and loans from shareholders.

         Net cash used in operating activities for the three months ended March 31, 2001 was $155,101 as compared to net cash used in operating activities for the three months ended March 31, 2000 of $884,633. The decrease was primarily attributable to a reduction in losses from operations in 2001, as well as an increase in accounts payable and accruals in the 2001 period, as compared to the 2000 period.

         Net cash flows provided by investing activities was $650,568 for the three months ended March 31, 2001, as compared to net cash flows used in investing activities of $46,200 for the three months ended March 31, 2000. The approximate $700,000 increase was attributable to receipt of a $700,000 payment in connection with the sale of IFFP. The payment was received in March 2001.

         Net cash used in financing activities was $566,165 for the three months ended March 31, 2001, as compared to net cash provided by financing activities of $1,036,748 for the three months ended March 31, 2000. The $1,602,913 decrease was primarily attributable to a decrease in borrowings from banks along with an increase in the repayment of shareholders loans in the 2001 period as compared to the 2000 period.

         As of March 31, 2001, IFFC had negative working capital of approximately $2,024,123 and cash of $35,467. IFFC has significant commitments to develop stores in accordance with the Domino's Agreement. The Company does not presently have sufficient financial resources to meet its development obligations under the terms of the Domino's agreement. The Company has sustained losses from operations since its incorporation in December 1991. For the three months ended March 31, 2001 and 2000, the Company reported a net loss of $618,394 and a net loss of $1,796,043, respectively. At March 31, 2001 the Company had an accumulated deficit of $47,173,658 and a shreholders deficit of $2,657,703. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         We believe that cash flows from existing stores, when combined with existing financial resources will be sufficient to fund operations through at least June 14, 2001. However, no assurance can be given that our plans will be achieved. Further, no assurance can be given that the cash flows from existing stores will be sufficient to fund operations through June 14, 2001. We are seeking to obtain additional equity or debt financing to fund operating losses and our commitment to develop new Domino's Pizza stores. No assurance can be given that such financing will be obtained or that it can be obtained on favorable terms. The failure to raise additional capital would require us to curtail or cease operations.

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

         Polish Bank Accounts -- As of March 31, 2001 and December 31, 2000, the Company had approximately $34,622 in Polish bank accounts with substantially all of such funds held as U.S. dollar denominated deposits. Substantially all of the Company's remaining cash is held in U.S. dollar accounts in U.S. Banks.

         Credit Facilities -- We have also financed our operations through the use of credit facilities.

         In September 1996, PKP entered into a revolving credit facility with AmerBank totaling 100,000 zlotys (approximately $24,390 at March 31, 2001 exchange rates). The note is secured by our guarantee. The credit facility expires on May 31, 2001. The balance on this note as of March 31, 2001 was $18,918.

         In April 1998, PKP entered into a $300,000 development loan with AmerBank for the development of its Domino's stores. Borrowings under this credit facility were secured by: (a) fixed assets of each new store financed; and (b) our guarantee. The loan was repaid in ten equal quarterly installments of $30,000 starting in December 1998, with a final payment due at maturity on March 26, 2001. Interest was paid monthly at the prevailing one month LIBOR rate plus 31/8%. As of March 31, 2001, the balance of this facility was paid in full.

         Shareholder Loans -- During the three months ended March 31, 2001, the Company borrowed an aggregate of $128,822 from Mitchell Rubinson, the Chairman of the Board and Chief Executive Officer of the Company and principal shareholder, pursuant to the terms of a line of credit bearing interest at 10% per annum. The loans are due on demand. As of March 31, 2001, the balance of such loans was paid in full. Subsequent to March 31, 2001, additional advances were made to the Company.

         As of March 31, 2001, the Company owed Mr. Rubinson $362,039 of salary and benefits, $122,630 of accrued interest and a guarantee fee of $240,000.

Impact of Inflation and Currency Fluctuations

         The official currency in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. At March 31, 2001, the exchange rate was 4.1000 zlotys per dollar. The accounts of IFFC's Polish subsidiaries are maintained using the Polish zloty.

         IFFC's Domino's store operations are conducted in Poland. The Polish economy has historically been characterized by high rates of inflation and devaluation of the Polish zloty against the dollar and European currencies. However, in the years ended December 31, 1997 and 1998, the rates of inflation and devaluation improved. For the years ended December 31, 1996, 1997, 1998, 1999 and 2000 the annual inflation rate in Poland was 19.5%, 13.0%, 8.6%, 7.3% and 9.2% respectively, and as of December 31, 1996, 1997, 1998, 1999 and
2000 the exchange rate was 2.872, 3.514, 3.494, 4.1483 and 4.1432 Polish zlotys per the U.S. dollar, respectively. Payment of interest and principal on the 9% Convertible Subordinate Debentures, and payment of franchise fees to Domino's for each store opened are in United States currency. Additionally, IFFC is dependent on certain sources of supply which require payment in European or United States currencies. Since IFFC's revenues from operations will be in zlotys, IFFC is subject to the risk of currency fluctuations. IFFC has and intends to maintain substantially all of its unutilized funds in United States or Western European currency denominated securities and/or European Currency Units. There can be no assurance that IFFC will successfully manage its exposure to currency fluctuations or that such fluctuations will not have a material adverse effect on IFFC.

         Thus far, IFFC's revenues have been used to fund store operations and IFFC's expansion. As a result, such revenues have been relatively insulated from inflationary conditions in Poland. There can be no assurance that inflationary conditions in Poland will not have an adverse effect on IFFC in the future.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         FuelNation Matter. We are a party to the following legal proceeding:
Elpoint Company, LLC and Gennady Yakovlev, vs. Mitchell Rubinson, Marilyn Rubinson, Edda Rubinson, Nigel Norton, James F. Martin, Leon Blumenthal, C. Lawrence Rutstein, Shulman & Associates, Inc., Manny Schulman, Franklyn Weichselbaum, James Miranti, International Fast Food Corporation, Domino's Pizza International, Inc., Regenesis Holdings Corporation, United States District Court, Northern District of California (Case No. 99-1107 CRB). In March 1999, some of the shareholders of FuelNation Inc.(f/k/a/ Regenesis Holdings Corporation ("Regenesis") (f/k/a QPQ Corporation) ("Regenesis") filed a complaint against us and some of our senior management and principal shareholders, including Mitchell Rubinson, our Chairman of the Board and Chief Executive Officer, and James Martin, our President and Chief Financial Officer. Regenesis formerly held the right to develop Domino's Pizza stores in Poland. Certain former officers and principal stockholders of Regenesis are officers and principal shareholders of our company. The complaint alleges, among other things, that the defendants fraudulently transferred the Domino's development rights to us, thereby causing Regenesis to lose value. Additionally, the complaint alleges that we engaged in the misappropriation of corporate opportunities of Regenesis. We reached a settlement in this matter and pursuant to such settlement, we must pay $300,000. An accrual for this amount was provided for in the 1999 consolidated financial statements.

         We are not a party to any other litigation or governmental proceedings that management believes would result in any judgments or fines that would have a material adverse effect on us.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           (a)      NONE



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:
                           NONE


                  (b) The following reports on Form 8-K were filed during the quarter ended March 31, 2001:

                           (i) The Company filed a current report on Form 8-K on March 27, 2001 in connection with the sale of its Polish subsidiary, International Fast Foods Polska Sp.20.0

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, International Fast Food has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       INTERNATIONAL FAST FOOD CORPORATION



DATE:  May 21, 2001        By: /s/ Mitchell Rubinson
                              ----------------------
                               Mitchell Rubinson, Chairman of the Board, Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Financial and Accounting Officer)