Form 10QSB/A
period 2001-03-31
INTERNATIONAL FAST FOOD CORP
filed 2001-06-14
CIK 885549

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A

                                 AMENDMENT NO. 1

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


                          PART I. FINANCIAL INFORMATION

ITEM 1   Financial Statements.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                                                                     March 31,      December 31,
                                                                                                       2001              2000
                                                                                                       ----              ----
Current Assets:
                                                                                                   (unaudited)
     Cash ...................................................................................     $     35,467      $    105,337
     Receivable from sale of subsidiary .....................................................          300,000         1,000,000
     Receivables ............................................................................           44,821            54,358
     Inventories ............................................................................           86,129           106,583
     Prepaid expenses and other .............................................................           63,859            59,003
                                                                                                  ------------      ------------
         Total Current Assets ...............................................................          530,276         1,325,281

Furniture, Equipment, Buildings and Leasehold Improvements, net of
   accumulated depreciation and amortization of $1,952,083 and
   $2,007,187 ...............................................................................        1,794,717         1,934,173
Deferred Debt Issuance Costs, net of accumulated amortization of
   $265,491 and $257,177, respectively ......................................................          166,834           175,148
Other Assets, net of accumulated amortization of $41,871 and $62,560,
   respectively .............................................................................           88,331            82,489
Domino's Development Rights, net of accumulated amortization of
   $116,565 and $108,794, respectively ......................................................           72,538            80,309
                                                                                                  ------------      ------------
         Total Assets .......................................................................     $  2,652,696      $  3,597,400
                                                                                                  ============      ============
                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current Liabilities:
     Accounts payable .......................................................................     $    647,552      $    576,286
     Deferred income ........................................................................          300,000           300,000
     Accrued interest payable ...............................................................          169,589           131,587
     Other accrued expenses .................................................................        1,062,236         1,128,023
     Estimated costs of discontinued operations .............................................           90,604           600,000
     Current portion of bank credit facilities ..............................................           18,918            26,363
     Shareholder loans ......................................................................          265,500           558,720

         Total Current Liabilities ..........................................................        2,554,399         3,320,979
9% Subordinated Convertible Debentures, due December 15, 2007 ...............................        2,756,000         2,756,000
                                                                                                  ------------      ------------
         Total Liabilities ..................................................................        5,310,399         6,076,979
                                                                                                  ------------      ------------
Commitments and Contingencies
Shareholders' (Deficit):
     Series A Convertible Preferred Stock, $.01 par value, 2,000,000 shares authorized; 32,985 shares issued and outstanding
       (liquidation preference of $3,298,500) ...............................................              330               330
     Series B Convertible Preferred Stock, $.01 par  value, 400,000 shares authorized; 158,134 shares issued and outstanding
       (liquidation preference of $15,813,400) ..............................................            1,581             1,581
     Common Stock, $.01 par value, 2,000,000 shares authorized; 616,361
       and 616,290 shares issued and outstanding, respectively ..............................            6,164             6,163
     Additional paid-in capital .............................................................       44,507,880        44,067,611
     Accumulated deficit ....................................................................      (47,173,658)      (46,555,264)
                                                                                                  ------------      ------------
         Total Shareholders' (Deficit) ......................................................       (2,657,703)       (2,479,579)
                                                                                                  ------------      ------------
         Total Liabilities and Shareholders' (Deficit) ......................................     $  2,652,696      $  3,597,400
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

         As of November 27, 2000, the balance sheet of IFFP reflected a note receivable from PKP in the principal amount of $435,155. The share transfer agreement provides that American Restaurants will transfer the PKP debt to a third party designated by IFFC in exchange for a payment of $10,000 to American Restaurants. Mitchell Rubinson, the Company's Chairman of the Board, President and Chief Executive Officer, was designated by IFFC as the third party purchaser. Mr. Rubinson has agreed to pay American Restaurants $10,000 in exchange for assignment of the PKP debt. Upon repayment by the Company of all outstanding amounts due from the Company to Mitchell Rubinson and his wife Edda Rubinson, the Company shall have the right to purchase the PKP debt from Mitchell Rubinson and Edda Rubinson for a purchase price of $10,000 (the "Debt Purchase Option"). The Debt Purchase Option terminates if either (i) the
Company defaults on any of its obligations to Mitchell and Edda Rubinson (and such default has neither been waived or cured within the applicable cure period) or (ii) fails to exercise the Debt Repurchase Option by December 31, 2002. As of March 31, 2001, the Company has recorded this transaction as a $435,155 capital contribution to IFFC and has recorded the liability of $10,000 due to Mr Rubinson.



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
                                                                                         =======

9.       RELATED PARTY TRANSACTIONS:

         During the three months ended March 31, 2001, the Company borrowed an aggregate of $128,822 from Mitchell Rubinson, the Chairman of the Board and Chief Executive Officer of the Company and principal shareholder, pursuant to the terms of an agreement among the parties. The loans are due on demand and bear interest at the rate of 10% per annum. As of March 31, 2001, the principal balance of all outstanding loans from Mitchell Rubinson and his wife Edda Rubinson was $265,500, of which $145,000 was due to Edda Rubinson by IFFC and an aggregate of $120,500 was due to Mitchell Rubinson by PKP. In April 2001, Mitchell Rubinson made a $100,000 loan to the Company which is secured by the stock of PKP, is due on demand and bears interest at the rate of 10% per annum.


         As of March 31, 2001, the Company owed Mr. Rubinson $362,039 of salary and benefits and $84,692 of accrued interest.

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

THREE MONTHS ENDED MARCH 31, 2001 vs THREE MONTHS ENDED MARCH 31, 2000

Results of Operations

         Domino's store sales for the three months ended March 31, 2001 and 2000, were $805,632 and $958,841. The Domino's store sales decreased by 19.0% in U.S. dollar terms and 19.7% in Polish zloty terms for the three months ended March 31, 2001 as compared to 2000. This decrease is primarily attributable to the closing of two stores in January 2001, increased competition in the Warsaw market, the effect of reduced advertising, as well as the general economic conditions in Poland.

         During the three months ended March 31, 2001, we incurred food and packaging costs of $265,559, payroll and related costs of $203,488, occupancy and other operating expenses of $331,052 and depreciation and amortization expenses of $119,762. During the three months ended March 31, 2000, we incurred food and packaging costs of $308,333, payroll and related costs of $204,848, occupancy and other operating expenses of $375,216 and depreciation and amortization expenses of $147,174.

         Food and packaging costs applicable to Domino's Pizza stores for the three months ended March 31, 2001 were 33.0% of store sales and for the three months ended March 31, 2000 were 32.2% of store sales.

         Payroll and related costs applicable to Domino's Pizza stores, which remained relatively stable, were 25.3% of store sales for the three months ended March 31, 2001, and were 21.4% of store sales for the three months ended March 31, 2000. The 3.9% increase was primarily attributable to decreased sales while maintaining minimum labor staff.

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
                                                                          ===========                     =====


         As of November 27, 2000, the balance sheet of IFFP reflected a note receivable from PKP in the principal amount of $435,155. The share transfer agreement provides that American Restaurants will transfer the PKP debt to a third party designated by IFFC in exchange for a payment of $10,000 to American Restaurants. Mitchell Rubinson, the Company's Chairman of the Board, President and Chief Executive Officer, was designated by IFFC as the third party purchaser. Mr. Rubinson has agreed to pay Amrest $10,000 in exchange for assignment of the PKP debt. Upon repayment by the Company of all outstanding amounts due from the Company to Mitchell Rubinson and his wife Edda Rubinson, the Company shall have the right to purchase the PKP debt from Mitchell Rubinson and Edda Rubinson for a purchase price of $10,000 (the "Debt Purchase Option"). The Debt Purchase Option terminates if either (i) the Company defaults on any of its obligations to Mitchell and Edda Rubinson (and such default has neither been waived or cured within the applicable cure period) or (ii) fails to exercise the Debt Repurchase Option by December 31, 2002. As of March 31, 2001, the Company has recorded this transaction as a $435,155 capital contribution to IFFC and has recorded the liability of $10,000 due to Mr Rubinson.

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

         Net cash used in financing activities was $566,165 for the three months ended March 31, 2001, as compared to net cash provided by financing activities of $1,036,748 for the three months ended March 31, 2000. The $1,602,913 decrease was primarily attributable to a decrease in borrowings from banks along with an increase in the repayment of shareholders loans in the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

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

         On November 6, 2000, the 11% Convertible Notes in the principal amount of $9,636,000 automatically converted into 137,657 shares of Common Stock in accordance with the automatic conversion terms specified in the notes and the indenture governing the notes. All holders of the Notes have surrendered such Notes and have received the required number of shares of common stock. Although the holders of such notes did not receive their common stock until after December 31, 2000, the 137,657 shares of Common stock issued to such holders has been reflected as outstanding as of December 31, 2000. This transaction resulted in an increase in shareholders' equity of $8,901,616 for the year ended December 31, 2000.

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

         Shareholder Loans -- During the three months ended March 31, 2001, the Company borrowed an aggregate of $128,822 from Mitchell Rubinson, the Chairman of the Board and Chief Executive Officer of the Company and principal shareholder, pursuant to the terms of an agreement among the parties. The loans are due on demand and bear interest at the rate of 10% per annum. As of March 31, 2001, the balance of all outstanding loans from Mitchell Rubinson and his wife Edda Rubinson was $265,500, of which $145,000 was due to Edda Rubinson by IFFC and an aggregate of $120,500 was due to Mitchell Rubinson by PKP. In April 2001, Mitchell Rubinson made a $100,000 loan to the Company which is secured by the stock of PKP, is due on demand and bears interest at the rate of 10% per annum.

         As of March 31, 2001, the Company owed Mr. Rubinson $362,039 of salary and benefits and $84,692 of accrued interest.

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


                       INTERNATIONAL FAST FOOD CORPORATION



DATE: June 14, 2001    By: /s/ Mitchell Rubinson
                           ----------------------
                            Mitchell Rubinson, Chairman of the Board, Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Financial and Accounting Officer)