Form 10QSB
period 2001-06-30
INTERNATIONAL FAST FOOD CORP
filed 2001-08-15
CIK 885549

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

                  For the quarterly period ended June 30, 2001


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



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the issuer's common stock, par value $.01 per share as of August 10, 2001 was 713,061.


Traditional Small Business Disclosure Format:     Yes [ ]    No [X]





              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES


                                      INDEX


PART I.             FINANCIAL INFORMATION

                    ITEM 1.  Financial Statements
                    Consolidated  Balance  Sheets  as of June  30,  2001  (unaudited)  and
                    December 31, 2000.....................................................                  3

                    Consolidated  Statements of Operations for the Three and Six Months
                    Ended June 30, 2001 and 2000 (unaudited)..............................                  4

                    Consolidated  Statement of Shareholders' (Deficit) for the Six Months
                    Ended June 30, 2001 (unaudited).......................................                  5

                    Consolidated  Statement  of Cash Flows for the Six  Months  Ended June
                    30, 2001 and 2000 (unaudited).........................................                  6

                    Notes to Consolidated Financial Statements............................                7 - 15

                    ITEM 2.  Management's Discussion and Analysis or Plan of Operation....               16 - 20

PART II.            OTHER INFORMATION

                    ITEM 1.  Legal Proceedings............................................                  21

                    ITEM 4.  Submission of Matters to a Vote of  Security Holders.........                  21

                    ITEM 6.  Exhibits and Reports on Form 8-K.............................                  21

                    SIGNATURES............................................................                  22


              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                          PART I. FINANCIAL INFORMATION

ITEM 1...Financial Statements.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                               June 30,         December 31,
                                                                                 2001               2000
                                                                                 ----               ----
                                                                              (unaudited)
Current Assets:
     Cash ..............................................................     $      9,570      $    105,337
     Receivable from sale of subsidiary ................................          300,000         1,000,000
     Receivables .......................................................               --            54,358
     Inventories .......................................................               --           106,583
     Prepaid expenses and other ........................................               --            59,003
     Estimated net proceeds receivable from discontinued operations ....           50,000                --
                                                                             ------------      ------------
         Total Current Assets ..........................................          359,570         1,325,281
Furniture,  Equipment,  Buildings  and  Leasehold  Improvements,  net of
   accumulated depreciation and amortization of $2,007,187 .............               --         1,934,173

Deferred  Debt  Issuance  Costs,  net  of  accumulated  amortization  of
   $273,805 and $257,177, respectively .................................          158,520           175,148
Other Assets, net of accumulated amortization of  $62,560 ..............               --            82,489
Domino's Development Rights, net of accumulated amortization of $108,794               --            80,309
                                                                             ------------      ------------

         Total Assets ..................................................     $    518,090      $  3,597,400
                                                                             ============      ============
                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current Liabilities:
     Accounts payable ..................................................     $    117,167      $    576,286
     Deferred income ...................................................          300,000           300,000
     Accrued interest payable ..........................................          250,813           131,587
     Other accrued expenses ............................................          861,963         1,128,023
     Estimated costs of discontinued operations ........................          205,717           600,000
     Current portion of bank credit facilities .........................               --            26,363
     Shareholder loans .................................................          245,000           558,720
        9% Subordinated Convertible Debentures..........................        2,756,000                --
                                                                             ------------      ------------
         Total Current Liabilities .....................................        4,736,660         3,320,979
9% Subordinated Convertible Debentures .................................               --         2,756,000
                                                                             ------------      ------------
         Total Liabilities .............................................        4,736,660         6,076,979
                                                                             ------------      ------------
Commitments and Contingencies
Shareholders'  (Deficit):
     Series A Convertible Preferred Stock, $.01 par value, 83,920 shares authorized; 32,985 shares issued and outstanding
       (liquidation preference of $3,298,500) ..........................              330               330
     Series B Convertible Preferred  Stock, $.01 par  value, 400,000 shares authorized; 158,134 shares issued and outstanding
       (liquidation preference of $15,813,500) .........................            1,581             1,581
     Common Stock, $.01 par value, 2,000,000 shares authorized; 713,061
       and 616,290 shares issued and outstanding, respectively .........            7,131             6,163
     Additional paid-in capital ........................................       44,265,158        44,067,611
     Accumulated deficit ...............................................      (48,492,770)      (46,555,264)
                                                                             ------------      ------------
         Total Shareholders' (Deficit) .................................       (4,218,570)       (2,479,579)
                                                                             ------------      ------------
         Total Liabilities and Shareholders' (Deficit) .................     $    518,090      $  3,597,400
                                                                             ============      ============

                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                Three Months Ended            Six Months Ended
                                                                                     June 30,                    June 30,

                                                                               2001           2000           2001          2000
                                                                           -----------    -----------    -----------    -----------
Revenues:
Sales ..................................................................   $        --    $        --    $        --    $        --

Gross Profit ...........................................................            --             --             --             --

Operating Expenses .....................................................            --             --             --             --

General and Administrative Expenses ....................................       297,116        359,214        570,061        624,857
                                                                           -----------    -----------    -----------    -----------
Loss from operations ...................................................      (297,116)      (359,214)      (570,061)      (624,857)
                                                                           -----------    -----------    -----------    -----------

Other Income (Expenses):
    Interest and other income, net .....................................             8         58,824          3,968         71,466
    Interest expense, including amortization of Issuance costs .........       (89,538)      (491,945)      (189,113)      (991,977)
                                                                           -----------    -----------    -----------    -----------
         Total other income (expenses) .................................       (89,530)      (433,121)      (185,145)      (920,511)
                                                                           -----------    -----------    -----------    -----------
Loss from continuing operations before provision for income
    taxes ..............................................................      (386,646)      (792,335)      (755,206)    (1,545,368)
      Provision for income taxes .......................................            --             --             --             --
                                                                           -----------    -----------    -----------    -----------
Loss from continuing operations ........................................      (386,646)      (792,335)      (755,206)    (1,545,368)
Discontinued operations:
Loss from discontinued operations ......................................       (29,801)    (1,107,479)      (279,635)    (2,150,489)
Provision for loss on disposition of discontinued operations ...........      (902,665)            --       (902,665)            --
Gain on  settlement  with  Burger  King  applicable  to  discontinued
operations .............................................................            --      5,830,416             --      5,830,416
                                                                           -----------    -----------    -----------    -----------
Income (loss) from discontinued operations .............................      (932,466)     4,722,937     (1,182,300)     3,679,927
                                                                           -----------    -----------    -----------    -----------
Net Income (Loss) ......................................................   $(1,319,112)   $ 3,930,602    $(1,937,506)   $ 2,134,559
                                                                           ===========    ===========    ===========    ===========

Basic And Diluted Net Income (Loss) Per Common Share:
      Income (loss) from continuing operations .........................   $      (.65)   $     (1.85)   $     (1.33)   $     (3.61)
      Discontinued operations ..........................................         (1.39)         10.35          (1.83)          8.07
                                                                           -----------    -----------    -----------    -----------
      Net income (loss) ................................................   $     (2.04)   $      8.50    $     (3.16)   $      4.46
                                                                           ===========    ===========    ===========    ===========
Weighted Average Number of Common Shares Outstanding ...................       671,500        456,378        644,046        455,930
                                                                           ===========    ===========    ===========    ===========


                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)
                     For the Six Months Ended June 30, 2001
                                   (unaudited)


                                                                                       Additional
                                           Preferred Stock          Common Stock         Paid In        Accumulated
                                          Shares      Amount     Shares      Amount      Capital          Deficit         Total
                                         ---------   --------   ---------   --------   ------------    ------------    ------------
Balances, December 31, 2000 ..........     191,119   $  1,911     616,290   $  6,163   $ 44,067,611    $(46,555,264)   $ (2,479,579)

  Issuance of common stock in
     payment of accrued interest
     on the 11% Senior Subordinated
     Discount Notes ..................          --         --          71          1          5,114              --           5,115

  Sale of common shares pursuant to
     Regulation S offering, net of
     expenses ........................          --         --      96,700        967        192,433              --         193,400

  Net loss for the period ............          --         --          --         --             --      (1,937,506)     (1,937,506)
                                         ---------   --------   ---------   --------   ------------    ------------    ------------
Balances, June 30, 2001 (unaudited) ..     191,119   $  1,911     713,061   $  7,131   $ 44,265,158    $(48,492,770)   $ (4,218,570)
                                         =========   ========   =========   ========   ============    ============    ============



                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                             Six Months Ended June 30,
                                                                                             2001                  2000
                                                                                         -----------            -----------
Cash Flows From Operating Activities:
   Net (loss) income .........................................................           $(1,937,506)           $ 2,134,559

   Adjustments to reconcile net (loss) income to net cash (used  in)
     provided by operating activities:
     Amortization and depreciation of furniture, equipment,
       buildings leasehold improvements and development rights ...............               246,591              1,546,504
     Amortization of debt discount and issuance costs ........................                39,642              2,465,730
     Provision for loss on disposition of discontinued operations ............               902,665                     --
     Other operating items ...................................................                 5,115                180,051
   Changes in operating assets and liabilities, net of
     discontinued operations:
     Receivables .............................................................                (8,866)               (29,772)
     Inventories .............................................................                30,764                172,216
     Prepaid expenses and other ..............................................                14,527               (235,324)
     Accounts payable and accrued expenses and other .........................               158,709                298,018
                                                                                         -----------            -----------
   Net cash (used in) provided by operating activities .......................              (548,359)             6,531,982
                                                                                         -----------            -----------
Cash Flows From Investing Activities:
   Proceeds from sale of discontinued operations - IFFP ......................               700,000                     --
   Cash related to discontinued operations ...................................               (91,369)                    --
   Payments for  furniture, equipment, buildings and leasehold
     improvements.............................................................              (129,856)               (12,493)
   Liquidation of certificates of deposits ...................................                    --                990,990
   Payments for franchise fees and other assets ..............................                    --                (46,881)
                                                                                         -----------            -----------
   Net cash provided by investing activities .................................               478,775                931,616
                                                                                         -----------            -----------
Cash Flows From Financing Activities:
   Repayments of bank credit facilities ......................................               (26,363)            (9,292,666)
   Proceeds from exercise of employee stock options ..........................                    --                 50,000
   Proceeds from sale of common stock ........................................               193,400                     --
   Borrowings from shareholder ...............................................               228,822                540,000
   Repayment of shareholder loans ............................................              (422,042)                    --
   Borrowings under bank credit facility .....................................                    --              1,101,311
                                                                                         -----------            -----------
   Net cash used in financing activities .....................................               (26,183)            (7,601,355)
                                                                                         -----------            -----------
Effect of Exchange Rate Changes on Cash ......................................                    --                (16,133)
                                                                                         -----------            -----------
Decrease in Cash .............................................................               (95,767)              (153,890)
Beginning Cash ...............................................................               105,337                383,531
                                                                                         -----------            -----------
Ending Cash ..................................................................           $     9,570            $   229,641
                                                                                         ===========            ===========
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
     Interest expense ........................................................           $    48,144            $   639,213
                                                                                         ===========            ===========

Supplemental Schedule of Non Cash Investing and Financing activities:

Six months Ended June 30, 2001:
    Issuance of 71 shares of common stock in payment of $5,115 of accrued interest on the 11% Senior Subordinated Discount Notes.

Six months ended June 30, 2000:
    Issuance of 2,735 shares of common stock in payment of $98,955 of dividends on the 6% Series A Preferred Stock.


                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2001

                                   (unaudited)



1.       ORGANIZATION:

         International Fast Food Corporation (the "Company" or "IFFC") was incorporated in December 1991 as a Florida corporation. Mitchell Rubinson, Chairman of the Board of Directors of the Company, holds a security interest for obligations of $250,000 plus accrued interest in all of the issued and outstanding equity stock of Pizza King Polska Sp.zo.o a wholly-owned subsidiary of the Company ("PKP") and certain accounts receivable of the Company. Mr. Rubinson has provided written notice of default to the Company, as well as of his intent to foreclose on the PKP stock in a commercially reasonable manner in accordance with Article 9 of the Uniform Commercial Code. A sale of the PKP stock will be held on or after August 27, 2001, at the offices of Adorno, Zeder, P.A. at 10:00AM to the highest and best bidder. The Company does not believe that this sale will provide sufficient funds to liquidate the entire obligation owed to Mr. Rubinson and pay off the secured debt. The Company has estimated the proceeds from this sale will approximate $50,000, which has been included in the computation of the provision for loss on disposition of discontinued operations as of June 30, 2001. On November 27, 2000, IFFC entered into a share transfer agreement to sell all of its interest in International Fast Food Polska, Sp.zo.o ("IFFP"), a limited liability corporation, and IFFP's wholly-owned Polish limited liability corporations to American Restaurants Sp.zo.o ("American Restaurants"), as more fully described in Note 3. In connection with this transaction IFFP's exclusive right to develop franchised Burger King Restaurants in Poland was terminated.

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

         The accompanying consolidated financial statements at December 31, 2000, include the accounts of the Company and the accounts of the Company's two wholly-owned Polish limited liability corporations, Krolewska Pizza, Sp.zo.o. ("KP") and Pizza King Polska, Sp.zo.o. ("PKP"). Results of operations of PKP are presented as discontinued operations in the accompanying consolidated statement of operations for the three and six months ended June 30, 2001 and June 30, 2000. KP had no assets, liabilities or operations as of June 30, 2001. All significant intercompany transactions and balances have been eliminated in consolidation.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                                  June 30, 2001

                                   (unaudited)

         Going Concern -- The report of the Company's independent certified public accountants on their audit of the Company's December 31, 2000, financial statements contained uncertainties relating to the Company's ability to continue as a going concern. As shown in the accompanying financial statements, the Company reported net loss of $1,937,506 and had a working capital deficiency and an accumulated deficit of $4,377,090 and $48,492,770 respectively, at June 30, 2001. After the disposition of the PKP Stock, the Company will have no operating assets and no sources of operating revenues. See Note 5 for a discussion of unpaid interest on the 9% Convertible Subordinated Debentures. These factors among others raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments relating to the outcome of this uncertainty.

         Liquidity and Plan of Operations -- As of June 30, 2001, IFFC had negative working capital of approximately $4,377,090 and cash of $9,570. The Company has sustained losses from operations since its incorporation in December 1991. For the Six months ended June 30, 2001, the Company reported a net loss of $1,937,506. At June 30, 2001, the Company had an accumulated deficit of $48,492,770 and a shareholders' deficit of $4,218,570. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Management is seeking to obtain additional equity and or debt financing to fund future activities. No assurance can be given that such financing will be obtained or that it can be obtained on favorable terms.

         Net Income (Loss) Per Common Share -- The basic net income (loss) per common share in the accompanying Statements of Operations is based upon the net income (loss) after preferred dividend requirements of $98,955 for the six months ended June 30, 2001 and 2000, respectively, divided by the weighted average number of shares outstanding during each period. Diluted per share data for the Six months ended June 30, 2001, and 2000, is the same as basic per share data since the inclusion of all potential common shares that would be issuable upon the exercise of options and warrants and the assumed conversion of convertible debt and preferred stock would have an anti-dilutive affect on income from continuing operations

         Income Taxes -- The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has incurred losses since its inception. Due to the uncertainty of the realization of the tax loss carryforward, the Company has established a 100% valuation allowance against the carryforward benefit.

         Reclassification -- Certain amounts in the June 30, 2000 financial statements have been reclassified to conform to the June 30, 2001 presentation.

         Recent Accounting Pronouncement -- On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations", and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                                  June 30, 2001

                                   (unaudited)

goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS 141 is effective for all business combinations initiated after June 30, 2001. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. Management does not believe that the provision of SFAS 141 and SFAS 142 will have a material impact on its current financial condition.

3.       DISCONTINUED OPERATIONS:

         Mitchell Rubinson, Chairman of the Board of Directors of the Company, holds a security interest for obligations of $250,000 plus accrued interest in all of the issued and outstanding equity stock of PKP and certain accounts receivable of the Company. Mr. Rubinson has provided written notice of default to the Company, as well as of his intent to foreclose on the PKP stock in a commercially reasonable manner in accordance with Article 9 of the Uniform Commercial Code. A sale of the PKP stock will be held on or after August 27, 2001, at the offices of Adorno, Zeder, P.A. at 10:00AM to the highest and best bidder. The Company does not believe that this sale will provide sufficient funds to liquidate the entire obligation owed to Mr. Rubinson and pay off the secured debt. The Company has estimated the proceeds from this sale will approximate $50,000, which has been included in the computation of the provision for loss on disposition of discontinued operations as of June 30, 2001.

         Following are the components of net assets and a summary of operating results for the discontinued operations of PKP as of June 30, 2001:

              Assets:
              Current assets                                        $   262,663
              Property and equipment and other assets, net            1,904,680
                                                                    -----------
                   Total Assets                                       2,167,343
                                                                    -----------

              Liabilities:
              Current liabilities                                     1,440,420
                                                                    -----------
              Net assets held by PKP                                $   726,923
                                                                    ===========



              Sales                                                 $ 1,572,513
              Cost of good sold and other operating expenses         (1,734,142)
              General and administrative expenses                      (176,829)
              Other, net                                                 58,823
                                                                    -----------
              Net loss from discontinued operations                 $  (279,635)
                                                                    ===========

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                                  June 30, 2001

                                   (unaudited)


         The components of the provision for loss on disposition of discontinued operations as of June 30, 2001, is as follows:

                      Net investment in discontinued operations                             $ 837,552
                      Estimated losses after June 30, 2001                                    115,113
                      Estimated proceeds from disposition                                     (50,000)
                                                                                            ---------
                      Provision for loss  on disposition of discontinued operations         $ 902,665
                                                                                            =========


         On November 27, 2000, the Company entered into a share transfer agreement to sell all of its interest in IFFP to American Restaurants in exchange for $2,000,000 in cash and a payment of $333,500 by American Restaurants to Burger King Corporation in settlement of the agreed upon amount of unpaid royalties owed to Burger King Corporation by IFFP and the assumption of all liabilities of IFFP, excluding amounts owed to IFFC. The closing on the sale occurred on March 23, 2001. On December 19, 2000, the Company received $1,000,000 payment toward the purchase price and the $333,500 payment to Burger King Corporation was paid by American Restaurants. On March 23, 2001, the Company received a payment in the amount of $700,000. As a result of this transaction, the results of operations of IFFP for the three and six months ended June 30, 2000, have been included in "Discontinued Operations" in the accompanying consolidated financial statements.

         The Share Transfer Agreement provided that the purchaser may defer $300,000 of the total purchase price for a period of one year to cover any unrecorded liabilities or other contingencies that existed at the date of the purchase. The $300,000 withheld was deducted from the total proceeds of the sale used in the computation of the loss on disposition of IFFP and is reflected in the accompanying consolidated financial statements as deferred income. As of June 30, 2001, the Company has a remaining liability of approximately $91,000 to cover any estimated costs associated with the disposition of IFFP from the measurement date of November 27, 2000 through November 27, 2001.

         As of November 27, 2000, the balance sheet of IFFP reflected a note receivable from PKP in the principal amount of $435,155. The share transfer agreement provides that American Restaurants will transfer the PKP debt to a third party designated by IFFC in exchange for a payment of $10,000 to American Restaurants. Mitchell Rubinson, the Company's Chairman of the Board, President and Chief Executive Officer, was designated by IFFC as the third party purchaser. Mr. Rubinson has paid American Restaurants $10,000 in exchange for assignment of the PKP debt. Upon repayment by the Company of all outstanding amounts due to Mitchell Rubinson and his wife Edda Rubinson, the Company had the right to purchase the PKP debt from Mitchell Rubinson and Edda Rubinson for a purchase price of $10,000 (the "Debt Purchase Option"). The Debt Purchase Option terminated if either (i) the Company defaulted on any of its obligations to Mitchell and Edda Rubinson (and such default had neither been waived or cured within the applicable cure period) or (ii) failed to exercise the Debt Purchase Option by December 31, 2002. The Company originally recorded this transaction as a $435,155 capital contribution to IFFC and recorded the liability of $10,000 due to Mr. Rubinson. As a result of the Company's failure to make timely payment on an aggregate of $250,000 of secured loans payable to Mitchell Rubinson, the Debt Purchase Option was terminated and the $435,155 capital contribution was reversed as of June 30, 2001.

         Following is a summary of operating results for the discontinued operations of PKP and IFFP for the six months ended June 30, 2000:

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                                  June 30, 2001

                                   (unaudited)

                Sales                                               $ 5,853,689
                Cost of good sold and other operating expenses       (6,935,612)
                General and administrative expenses                    (890,625)
                Other, net                                             (177,941)
                                                                    -----------
                Net loss from discontinued operations               $(2,150,489)
                                                                    ===========

4.       BANK CREDIT FACILITIES:

         The December 31, 2000 outstanding balance of $26,363 relating to the PKP line of credit was repaid in full on its maturity date of March 26, 2001. In addition all amounts owed under the PKP overdraft credit line were paid in full on the May 31, 2001 expiration date of the credit line.

5.       9% CONVERTIBLE SUBORDINATED DEBENTURES:

         The 9% Convertible Subordinated Debentures (the "Debentures") mature, by their terms, on December 15, 2007, and provide for the payment of cash interest, semi-annually on June 15 and December 15, until maturity. The June 15, 2001 interest payment in the amount of $124,020 was not paid on its scheduled due date or during the cure period. The Company has received a notice of default as to the non payment of interest but has not received a notice of acceleration from the Trustee or the debentureholders although the Trustee or a required number of the debentureholders have the right to accelerate the maturity date of the debt. As a result of these factors the $2,756,000 principal balance of the debentures at June 30, 2001, has been classified as a current liability. The $124,020 of unpaid interest is reflected in accrued interest payable in the accompanying June 30, 2001 balance sheet.

6.       11% CONVERTIBLE SENIOR SUBORDINATED DISCOUNT NOTES:

         On November 5, 1997, the Company sold $27,536,000 of 11% Convertible Senior Subordinated Discount Notes Due October 31, 2007, ( the "Notes") in a private offering.

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

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                                  June 30, 2001

                                   (unaudited)

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



7.       SHAREHOLDERS' EQUITY:

         During the six months ended June 30, 2001, the Company sold 96,700 shares of Common Stock at a net per share price of $2.00 pursuant to the terms of a Regulation S offering for a maximum of 200,000 shares.

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

         In August 1999, IFFC issued 158,134 shares of its series B Convertible Preferred Stock in connection with the exchange of $14,283,452 ($17,900,000 in stated principal amount at maturity) of the 11% Convertible Senior Subordinated Discount Notes. The following is a summary of the terms of the Series B Convertible Preferred Stock.

         Liquidation Value...........................    $100.00  per  share  upon  the  voluntary  or   involuntary
                                                         liquidation, dissolution or winding up of the Company.

         Dividend....................................    3.0%  of the  liquidation  value  per  annum  beginning  on
                                                         December  31,  2001,  to be  paid in  shares  of  Series  B
                                                         Preferred Stock;  provided,  however,  if at any time after
                                                         January 1,  2003,  the  Common  Stock has a Current  Market
                                                         Price of  $128.00  or higher,  the  dividend  rights of the
                                                         Preferred Stock shall be cancelled.



         Conversion..................................    The Preferred  Stock shall be immediately  convertible at a conversion price of $66.00 per share.
         Registration Requirements...................    The  Company  will  be  required  to  file  a  registration statement for the Preferred  Stock and the shares of Common
                                                         Stock  underlying the Preferred Stock within 180 days after the  Exchange  Date;  provided  however that if the Company fails  to file  the  registration  statement  prior to such time,  the dividend rate shall be increased by  one-quarter of one percent for each  subsequent  30-day period that the registration  statement is not filed. The Company shall use its reasonable  business efforts to cause such registration statement to be declared effective.
         Make Whole Provision........................    On December  31, 2001,  if the current  market price of the
                                                         Common  Stock is less than  $66.00,  the  conversion  price will be adjusted to equal the current market price.


         The Company's stock option plan provides for the granting of options to qualified employees and directors of the Company. Stock option activity is shown below for the six months ended June 30, 2001:

                                                                       Weighted
                                                         Number of     Average
                                                         Options     Share Price
                                                         -------     -----------

Outstanding at beginning of period .................       4,950      $   54.14
Granted ............................................          --             --
Expired ............................................        (250)     $   54.14
Exercised ..........................................          --             --
                                                          ------
Outstanding at end of period .......................       4,700      $   54.14
                                                          ======
Exercisable at end of period .......................       4,700      $   54.14
Price range of options outstanding at
   end of period ...................................  $40.00 - $75.00
Available for grant at end of period ...............      35,300

         At June 30, 2001, IFFC had reserved the following shares of Common Stock for issuance:

      Stock option plans...............................................................                 40,000

      Convertible Debentures convertible into Common Stock at a conversion price of
           $850.00 per share on or before December 15, 2007............................                  3,242

      Series A Preferred Stock convertible into Common Stock at a conversion rate of
           .3333 Common Shares per preferred share.....................................                 10,995

      Series B Preferred Stock convertible into Common Stock at a conversion rate of
           1.515 Common Shares per preferred share.....................................                239,573

      Shares reserved for future sale pursuant to Regulation S offering................                103,300

      Accrued interest on 11% Senior Subordinated Discount Notes.......................                    180
                                                                                                    ----------
      Total reserved shares............................................................                397,290
                                                                                                    ==========

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                                  June 30, 2001

                                   (unaudited)

8.       RELATED PARTY TRANSACTIONS:

         Unsecured Loans -- As of June 30, 2001, the Company was indebted to Edda Rubinson, the wife of Mitchell Rubinson, in the amount of $145,000.

         The loan is due on demand and bears interest at the rate of 10% per annum.

         Secured Loans -- On April 2, 2001, and July 2, 2001, Mitchell Rubinson loaned $100,000 and $150,000 respectively, to IFFC pursuant to the terms of two promissory notes which provide for interest at the rate of 10% per annum, are payable on demand and are secured by a pledge of the stock of PKP and by certain receivables of the Comapny.

         On July 27, 2001, Mitchell Rubinson demanded payment of the $250,000 principal balance of the notes and upon the failure of the Company to make timely payment of such amount, Mr. Rubinson instituted a foreclosure action (See Notes 1 and 3).

         As of June 30, 2001, the Company owed Mr. Rubinson $428,289 of salary and benefits and $103,907 of accrued interest.

9.       COMMITMENTS AND CONTINGENCIES:

         The Company maintains its executive offices in approximately 1,600 square feet of leased office space. The lease is for a period of five years expiring in December 2005. Annual lease payments, during the first year of the lease are approximately $50,000 with annual increases of 5%.

         The following is a schedule by years of minimum future rentals on the noncancellable operating lease as of June 30, 2001:

                       Twelve Months Ending June 30,
                       -----------------------------

                                2002...............        $   52,000
                                2003...............            54,000
                                2004...............            57,000
                                2005...............            60,000
                                Thereafter.........            31,000
                                                           ----------
                                                           $  254,000
                                                           ==========

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                                  June 30, 2001

                                   (unaudited)

10.      LITIGATION:

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

Special Note Regarding Forward Looking Statements

         Information contained in this Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1939 and Section 21E of the Securities and Exchange Act of 1934. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "could," "intends," "estimates," "projected," "contemplated" or "anticipates" or the negative thereof or other variations thereon or comparable terminology. No assurances can be given that the future results covered by the forward-looking statements will be achieved. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond IFFC's control. The factors described elsewhere in this report could cause actual experience to vary materially from the future results covered in such forward-looking statements:

These factors could also cause actual experience to vary materially from the matters covered in such forward-looking statements. We disclaim any obligation to publicly announce the results of any provision to forward looking statements contained herein to reflect future events or developments.

General

         As of June 30, 2001, we had negative working capital of approximately $4,377,090 and cash of $9,570. Although we believe that we have sufficient funds to finance our present activities through August 31, 2001, we cannot reasonably estimate how long we will be able to satisfy our cash requirements. We are presently seeking a Company or business to acquire or a joint venture arrangement with an existing operating Company. At present, we are not actively negotiating with any specific entities. If we are successful in locating a Company or business to acquire or a joint venture arrangement we will require resources substantially greater than we presently have. There can be no assurance that we will locate a Company or business to acquire or a joint venture arrangement. In addition, there can be no assurance that we will be able to obtain additional financing to finance an acquisition of a Company or a business or a joint venture arrangement or that additional financing will be available on acceptable terms to fund future commitments for such activities.

         In November 2000, we sold all of the outstanding share capital of IFFP to American Restaurant Sp.z.o.o for an aggregate purchase price of $2.0 million plus the assumption of certain indebtedness by Amrest. The Burger King development agreement and franchise agreements were terminated and the Company was released from all obligations thereunder. The transaction closed in March 2001.

         Mitchell Rubinson, Chairman of the Board of Directors of the Company, holds a security interest for obligations of $250,000 plus accrued interest in all of the issued and outstanding equity stock of PKP and certain accounts receivable of the Company. Mr. Rubinson has provided written notice of default to the Company, as well as of his intent to foreclose on the PKP stock in a commercially reasonable manner in accordance with Article 9 of the Uniform Commercial Code. A sale of the PKP stock will be held on or after August 27, 2001, at the offices of Adorno, Zeder, P.A. at 10:00AM to the highest and best bidder. The Company does not believe that this sale will provide sufficient funds to liquidate the entire obligation owed to Mr. Rubinson and pay off the secured debt. The Company has estimated the proceeds from this sale will approximate $50,000, which has been included in the computation of the provision for loss on disposition of discontinued operations as of June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2001 vs SIX MONTHS ENDED JUNE 30, 2000

Results of Operations

         For the six months ended June 30, 2001, general and administrative expense of IFFC included salary expenses of $174,758; corporate overhead expenses of $379,671, and depreciation and amortization of $15,542. For the six months ended June 30, 2000, general and administrative expenses include salary expenses of $154,947; corporate overhead expenses of $364,530, and depreciation and amortization of $103,380. The $54,796 decrease in general and administrative expenses in the six months ended June 30, 2001, as compared to June 30, 2000, is primarily attributable to a $87,838 reduction in depreciation and amortization expense, which was partially offset by a $19,811 increase in salary expense and a $13,231 increase in corporate overhead expenses.

Discontinued Operations

         Mitchell Rubinson, Chairman of the Board of Directors of the Company, holds a security interest for obligations of $250,000 plus accrued interest in all of the issued and outstanding equity stock of PKP and certain accounts receivable of the Company. Mr. Rubinson has provided written notice of default to the Company, as well as of his intent to foreclose on the PKP stock in a commercially reasonable manner in accordance with Article 9 of the Uniform Commercial Code. A sale of the PKP stock will be held on or after August 27, 2001, at the offices of Adorno, Zeder, P.A. at 10:00AM to the highest and best bidder. The Company does not believe that this sale will provide sufficient funds to liquidate the entire obligation owed to Mr. Rubinson and pay off the secured debt. The Company has estimated the proceeds from this sale will approximate $50,000, which has been included in the computation of the provision for loss on disposition of discontinued operations as of June 30, 2001.

         On November 27, 2000, the Company entered into a share transfer agreement to sell all of its interest in IFFP to American Restaurants in exchange for $2,000,000 in cash and a payment of $333,500 by American Restaurants to Burger King Corporation in settlement of the agreed upon amount of unpaid royalties owed to Burger King Corporation by IFFP and the assumption of all liabilities of IFFP, excluding amounts owed to IFFC. The closing on the sale occurred March 23, 2001. In December 2000, the Company received a $1,000,000 payment toward the purchase price and the $333,500 payment to Burger King Corporation was paid by American Restaurants. On March 23, 2001, the Company received a payment in the amount of $700,000. As a result of the above transaction, the results of operations of PKP for the three and six months ended June 30, 2001 and 2000, and the results of IFFP for the three and six months ended June 30, 2000, have been presented as "Discontinued Operations" in the consolidated financial statements included elsewhere herein. Components of the loss from discontinued operations are as follows:

                                                                                      Six Months Ended June 30,
                                                               -------------------------------------------------------------------
                                                                             2001                                  2000
                                                               -----------------------------         -----------------------------
                                                                  Amount           % of Sales           Amount           % of Sales
                                                               -----------           -------         -----------           -------
         Restaurant sales ............................         $ 1,572,513             100.0         $ 5,853,689             100.0
         Food and packaging costs ....................             503,503              32.0           1,958,244              33.5
                                                               -----------           -------         -----------           -------
            Gross profit .............................           1,069,010              68.0           3,895,445              66.5
         Other operating expenses ....................           1,230,639              78.3           4,977,368              85.0
         General and Administrative expenses .........             176,829              11.2             890,625              15.2
         Other, net ..................................             (58,823)             (3.7)            177,941               3.0
                                                               -----------           -------         -----------           -------
            Loss from discontinued operations ........         $  (279,635)            (17.8)        $(2,150,489)            (36.7)
                                                               ===========           =======         ===========           =======

         As of November 27, 2000, the balance sheet of IFFP reflected a note receivable from PKP in the principal amount of $435,155. The share transfer agreement provides that Amrest will transfer the PKP debt to a third party designated by IFFC in exchange for a payment of $10,000 to Amrest. Mitchell Rubinson, the Company's Chairman of the Board, President and Chief Executive Officer, was designated by IFFC as the third party purchaser. Mr. Rubinson paid Amrest $10,000 in exchange for assignment of the PKP debt. Upon repayment by the Company of all outstanding amounts due to Mitchell Rubinson and his wife Edda Rubinson, the Company had the right to purchase the PKP debt from Mitchell Rubinson and Edda Rubinson for a purchase price of $10,000 (the "Debt Purchase Option"). The Debt Purchase Option terminated if either (i) the Company defaulted on any of its obligations to Mitchell and Edda Rubinson (and such default was neither waived or cured within the applicable cure period) or (ii) fails to exercise the Debt Purchase Option by December 31, 2002. The Company recorded this transaction as a $435,155 capital contribution to IFFC and recorded the liability of $10,000 due to Mr. Rubinson. As a result of the Company's failure to make timely payment on an aggregate of $250,000 of secured loans payable to Edda and Mitchell Rubinson, the Debt Purchase Option was terminated and the $435,155 capital contribution was reversed as of June 30, 2001.

         For the six months ended June 30, 2001, we generated a net loss of $1,937,506 or $3.16 per share of our common stock compared to net income of $2,134,559 or $4.46 per share of our common stock for the six months ended June 30, 2000. Net income for the six months ended June 30, 2000, includes a nonrecurring gain of $5,830,416 from the settlement of various disputes with Burger King Corporation.

         For the six months ended June 30, 2001 and 2000, interest and other income were comprised as follows:

                                                                             Six Months Ended June 30,
                                                                             ------------------------
                                                                                 2001       2000
                                                                               --------   --------

         Interest income ...................................................   $      8   $ 19,493
         All other, net ....................................................      3,960     51,973
                                                                               --------   --------
         Total .............................................................   $  3,968   $ 71,466
                                                                               ========   ========

         All other, net includes various non-recurring charges and credits.

         Interest expense for continuing operations is comprised as follows:

                                                                             Six Months Ended June 30,
                                                                             ------------------------
                                                                                 2001       2000
                                                                               --------   --------
         Interest expense on subordinated convertible
              debentures....................................................   $124,020   $124,020
         Amortization of debt issuance costs ...............................     16,628    366,861
         Accretion of discount on 11% convertible senior
              subordinated discount notes ..................................         --    474,040
         Interest expense on bank facilities ...............................         --     27,056
         Shareholder loans .................................................     48,465         --
                                                                               --------   --------
              Total ........................................................   $189,113   $991,977
                                                                               ========   ========

         The $802,864 reduction in interest expense for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, resulted from conversion of the 11% Convertible Senior Subordinated Discount Notes to common stock in November 2000, and the repayment of all bank debt in August 2000.

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

         Net cash used in operating activities for the six months ended June 30, 2001 was $548,359 as compared to net cash provided by operating activities for the six months ended June 30, 2000 of $6,531,982. The decrease was primarily attributable to a loss of $1,937,506 in the 2001 period as compared to net income of $2,134,559 in the 2000 period, as well as a reduction of non-cash charges to income of approximately $3,000,000 in the 2001 period, as compared to the 2000 period.

         Net cash flows provided by investing activities was $478,775 for the six months ended June 30, 2001, as compared to net cash flows provided by investing activities of $931,616 for the six months ended June 30, 2000. The approximate $452,841 decrease was attributable to an increase of approximately $117,000 in payments for furniture, equipment, buildings and leasehold improvements in the 2001 period as compared to the 2000 period. During the 2001 period as compared to the 2000 period, the Company received $700,000 from its sale of IFFP and disposal of approximately $91,000 of cash in connection with the discontinued operations of PKP. In the 2000 period the Company received $990,990 from the liquidation of certificates of deposit, which was used to repay bank debt during the period.

         Net cash used in financing activities was $26,183 for the six months ended June 30, 2001, as compared to net cash used in financing activities of $7,601,355 for the six months ended June 30, 2000. The approximate $7,575,000 decrease in the 2001 period as compared to the 2000 period is primarily attributable to a higher level of bank borrowings and repayments in the 2000 period, as well as an approximate $350,000 decrease in the 2001 period in borrowings, net of repayments to shareholders.

         As of June 30, 2001, IFFC had negative working capital of approximately $4,377,090 and cash of $9,570. The Company has sustained losses from operations since its incorporation in December 1991. For the six months ended June 30, 2001 and 2000, the Company reported a net loss of $1,937,506 and net income of $2,134,559, respectively. At June 30, 2001 the Company had an accumulated deficit of $48,492,770 and a negative working capital of $4,377,090. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

         Credit Facilities - The December 31, 2000 outstanding balance of $26,363 relating to the PKP line of credit was repaid in full on its maturity date of March 26, 2001. In addition all accounts outstanding under the PKP overdraft credit line were paid in full on the May 31, 2001 expiration date of the line of credit.

         9% Convertible Subordinated Debentures - The 9% Convertible Subordinated Debentures (the "Debentures") mature, by their terms, on December 15, 2007, and provide for the payment of cash interest, semi-annually on June 15 and December 15, until maturity. The June 15, 2001 interest payment in the amount of $124,020 was not paid on its scheduled due date or during the cure period. The Company has received a notice of default as to the non payment of interest but has not received any notice of acceleration from the Trustee or the debentureholders although the Trustee or a required number of the debentureholders have the right to accelerate the maturity date of the debt. As a result of these factors the $2,756,000 principal balance of the debentures at June 30, 2001, has been classified as a current liability. The $124,020 of unpaid interest is reflected in accrued interest payable in the accompanying June 30, 2001 balance sheet.

         Shareholder Loans --

          Unsecured Loans -- As of June 30, 2001, the Company was indebted to Edda Rubinson, the wife of Mitchell Rubinson, in the amount of $145,000.

         The loan is due on demand and bears interest at the rate of 10% per annum.

         Secured Loans -- On April 2, 2001, and July 2, 2001, Mitchell Rubinson loaned $100,000 and $150,000 respectively, to IFFC pursuant to the terms of two promissory notes which provide for interest at the rate of 10% per annum, are payable on demand and are secured by a pledge of the stock of PKP and by certain receivables of the Company.

         On July 27, 2001, Mitchell Rubinson demanded payment of the $250,000 principal balance of the notes and upon the failure of the Company to make timely payment of such amount, Mr. Rubinson instituted a foreclosure action. See "Results of Operations" - "Discontinued Operations".

         As of June 30, 2001, the Company owed Mr. Rubinson $428,289 of salary and benefits, $103,907 of accrued interest.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           (a)      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:

                           10.46 Share Transfer Agreement dated November 27, 2000 by and between International Fast Food Corporation and American Restaurants Sp.zo.o.

                  (b) The following reports on Form 8-K were filed during the quarter ended June 30, 2001:

                           (i) The Company filed an amended current report on Form 8-K/A on May 29, 2001 in connection with the sale of its Polish subsidiary, International Fast Food Polska Sp.zo.o to American Restaurants.

                           (ii) The Company filed a current report on Form 8-K/A on June 22, 2001 in connection with its failure to make a scheduled interest payment on its 9% Subordinated Debentures due December 15, 2007.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, International Fast Food has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       INTERNATIONAL FAST FOOD CORPORATION



DATE:  August 15, 2001       By: /s/ Mitchell Rubinson
                                ----------------------
                                Mitchell Rubinson, Chairman of the Board, Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Financial and Accounting Officer)