Form 10QSB
period 2001-09-30
INTERNATIONAL FAST FOOD CORP
filed 2001-11-13
CIK 885549

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[   ]    Quarterly Report Under Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the quarterly period ended September 30, 2001


[   ]    Transition Report Under Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from ____________ to ____________.


                         Commission file number: 1-11386


                       INTERNATIONAL FAST FOOD CORPORATION
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Florida                                   65-0302338
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

                               Yes        No  X
                                  -----     -----

The number of shares outstanding of the issuer's common stock, par value $.01 per share as of November 9, 2001 was 713,061.


Traditional Small Business Disclosure Format:     Yes         No  X
                                                     -----      -----

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES


                                      INDEX


PART I.      FINANCIAL INFORMATION

             ITEM 1.  Financial Statements
             Consolidated Balance Sheets as of September 30, 2001
             (unaudited) and December 31, 2000..........................    2

             Consolidated Statements of Operations for the Three
             and Nine Months Ended September 30, 2001 and 2000
             (unaudited)................................................    3

             Consolidated Statement of Shareholders' (Deficit) for the
             Nine Months Ended September 30, 2001 (unaudited)...........    4

             Consolidated Statements of Cash Flows for the Nine Months
             Ended September 30, 2001 and 2000 (unaudited)..............    5

             Notes to Consolidated Financial Statements.................  6 - 14
             ITEM 2.  Management's Discussion and Analysis or Plan of
             Operation.................................................. 15 - 19

PART II.     OTHER INFORMATION

             ITEM 1.  Legal Proceedings.................................   20
             ITEM 4.  Submission of Matters to a Vote of Security
                      Holders...........................................   20
             ITEM 6.  Exhibits and Reports on Form 8-K..................   20
             SIGNATURES.................................................   21

                          PART I. FINANCIAL INFORMATION

ITEM 1   Financial Statements.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                 September 30,          December 31,
                                                                                     2001                  2000
                                                                                 ------------          ------------
                                                                                 (unaudited)
Current Assets:
     Cash ..............................................................         $      1,949          $    105,337
     Receivable from sale of subsidiary ................................              200,000             1,000,000
     Receivables .......................................................                   --                54,358
     Inventories .......................................................                   --               106,583
     Prepaid expenses and other ........................................                   --                59,003
                                                                                 ------------          ------------
         Total Current Assets ..........................................              201,949             1,325,281
Furniture, Equipment, Buildings and Leasehold Improvements, net of
   accumulated depreciation and amortization of $2,007,187 .............                   --             1,934,173
Deferred Debt Issuance Costs, net of accumulated amortization of
   $282,119 and $257,177, respectively .................................              150,206               175,148

Other Assets, net of accumulated amortization of $62,560 ...............                   --                82,489
Domino's Development Rights, net of accumulated amortization
  of $108,794 ..........................................................                   --                80,309
                                                                                 ------------          ------------
         Total Assets ..................................................         $    352,155          $  3,597,400
                                                                                 ============          ============
                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current Liabilities:
     Accounts payable ..................................................         $    143,835          $    576,286
     Deferred income ...................................................              200,000               300,000
     Accrued interest payable ..........................................              334,100               131,587
     Other accrued expenses ............................................              854,313             1,128,023
     Estimated costs of discontinued operations ........................              155,722               600,000
     Current portion of bank credit facilities .........................                   --                26,363
     Shareholder loans .................................................              353,000               558,720
     9% Subordinated Convertible Debentures ............................            2,756,000                    --
                                                                                 ------------          ------------
         Total Current Liabilities .....................................            4,796,970             3,320,979
9% Subordinated Convertible Debentures .................................                   --             2,756,000
                                                                                 ------------          ------------
         Total Liabilities .............................................            4,796,970             6,076,979
                                                                                 ------------          ------------
Commitments and Contingencies
Shareholders' (Deficit):
     Series A Convertible Preferred Stock, $.01 par value, 83,920 shares authorized; 32,985 shares issued and outstanding
       (liquidation preference of $3,298,500) ..........................                  330                   330
     Series B Convertible Preferred Stock, $.01 par value, 400,000 shares authorized; 158,134 shares issued and outstanding
       (liquidation preference of $15,813,500) .........................                1,581                 1,581
     Common Stock, $.01 par value, 2,000,000 shares authorized; 713,061
       and 616,290 shares issued and outstanding, respectively .........                7,131                 6,163
     Additional paid-in capital ........................................           44,265,158            44,067,611
     Accumulated deficit ...............................................          (48,719,015)          (46,555,264)
                                                                                 ------------          ------------
         Total Shareholders' (Deficit) .................................           (4,444,815)           (2,479,579)
                                                                                 ------------          ------------
         Total Liabilities and Shareholders' (Deficit) .................         $    352,155          $  3,597,400
                                                                                 ============          ============

                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                             Three Months Ended              Nine Months Ended
                                                                                September 30,                  September 30,
                                                                        ---------------------------     --------------------------
                                                                            2001           2000            2001            2000
                                                                        -----------     -----------     -----------     -----------
Revenues:
Sales ...............................................................   $        --     $        --     $        --     $        --

Gross Profit ........................................................            --              --              --              --

Operating Expenses ..................................................            --              --              --              --

General and Administrative Expenses .................................       134,655         193,675         704,716         818,532
                                                                        -----------     -----------     -----------     -----------
Loss from operations ................................................      (134,655)       (193,675)       (704,716)       (818,532)
                                                                        -----------     -----------     -----------     -----------

Other Income (Expenses):
    Interest and other income, net ..................................            11           2,977           3,979          74,443
    Interest expense, including amortization of issuance costs ......       (91,601)       (370,699)       (280,714)     (1,362,676)
                                                                        -----------     -----------     -----------     -----------
         Total other income (expenses) ..............................       (91,590)       (367,722)       (276,735)     (1,288,233)
                                                                        -----------     -----------     -----------     -----------
Loss from continuing operations before provision for income
    taxes ...........................................................      (226,245)       (561,397)       (981,451)     (2,106,765)
      Provision for income taxes ....................................            --              --              --              --
                                                                        -----------     -----------     -----------     -----------
Loss from continuing operations .....................................      (226,245)       (561,397)       (981,451)     (2,106,765)

Discontinued operations:
Loss from discontinued operations ...................................            --      (1,751,979)       (279,635)     (3,902,468)
Loss on disposition of discontinued operations ......................            --              --        (902,665)             --
Gain on settlement with Burger King applicable to discontinued
operations ..........................................................            --         491,400              --       6,321,816
                                                                        -----------     -----------     -----------     -----------
Income (loss) from discontinued operations ..........................            --      (1,260,579)     (1,182,300)      2,419,348
                                                                        -----------     -----------     -----------     -----------
Net Income (Loss) ...................................................   $  (226,245)    $(1,821,976)    $(2,163,751)    $   312,583
                                                                        ===========     ===========     ===========     ===========

Basic And Diluted Net Income (Loss) Per Common Share:
      Income (loss) from continuing operations ......................   $      (.32)    $     (1.22)    $     (1.62)    $     (4.83)
      Discontinued operations .......................................            --           (2.75)          (1.77)           5.30
                                                                        -----------     -----------     -----------     -----------
      Net income (loss) .............................................   $      (.32)    $     (3.97)    $     (3.39)    $       .47
                                                                        ===========     ===========     ===========     ===========
Weighted Average Number of Common Shares Outstanding ................       713,061         458,633         667,303         456,839
                                                                        ===========     ===========     ===========     ===========

                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)
                  For the Nine Months Ended September 30, 2001
                                   (unaudited)

                                                                                     Additional
                                          Preferred Stock         Common Stock         Paid In     Accumulated
                                        Shares      Amount      Shares     Amount      Capital       Deficit         Total
                                        --------    ------   ---------     ------     -----------  ------------   -----------
Balances, December 31, 2000...........   191,119    $1,911     616,290     $6,163     $44,067,611  $(46,555,264)  $(2,479,579)

  Issuance of common stock in payment
      of accrued interest on the 11%
     Senior Subordinated Discount
     Notes............................        --        --          71          1           5,114            --         5,115

  Sale of common shares pursuant to
      Regulation S offering, net of
      expenses........................        --        --      96,700        967         192,433            --       193,400

  Net loss for the period........             --        --          --         --              --    (2,163,751)   (2,163,751)
                                        --------    ------   ---------     ------     -----------  ------------   -----------
Balances, September 30, 2001
(unaudited)...........................   191,119    $1,911     713,061     $7,131     $44,265,158  $(48,719,015)  $(4,444,815)
                                        ========    ======   =========     ======     ===========  ============   ===========















                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                         Nine Months Ended September 30,
                                                                                        --------------------------------
                                                                                            2001                 2000
                                                                                        -----------          -----------
Cash Flows From Operating Activities:
   Net (loss) income ..........................................................         $(2,163,751)         $   312,583
   Adjustments to reconcile net (loss) income to net cash (used in)
     provided by operating activities:
     Amortization, depreciation and other non cash items ......................             299,662            6,264,006
     Loss on disposition of discontinued operations ...........................             902,665                   --
   Changes in operating assets and liabilities, net of discontinued operations:
     Receivables ..............................................................              (8,866)             (16,334)
     Inventories ..............................................................              30,764              241,416
     Prepaid expenses and other ...............................................              14,527              (37,846)
     Accounts payable and accrued expenses and other ..........................             211,019             (732,494)
                                                                                        -----------          -----------
   Net cash (used in) provided by operating activities ........................            (713,980)           6,031,331
                                                                                        -----------          -----------
Cash Flows From Investing Activities:
   Proceeds from sale of discontinued operations - IFFP .......................             700,000                   --
    Cash related to discontinued operations ...................................             (91,369)                  --
   Payments for  furniture,  equipment,  buildings  and  leasehold ............            (129,856)             (58,982)
     improvements
   Liquidation of certificates of deposits ....................................                  --              999,990
   Payments for franchise fees and other assets ...............................                  --              (65,908)
                                                                                        -----------          -----------
   Net cash provided by investing activities ..................................             478,775              875,100
                                                                                        -----------          -----------
Cash Flows From Financing Activities:
   Repayments of bank credit facilities .......................................             (26,363)          (9,418,332)
   Proceeds from exercise of employee stock options ...........................                  --               50,000
   Proceeds from sale of common stock .........................................             193,400                   --
   Borrowings from shareholder ................................................             386,822
                                                                                                               1,158,000
   Repayment of shareholder loans .............................................            (422,042)                  --
   Borrowings under bank credit facility                                                         --            1,122,987
                                                                                        -----------          -----------
   Net cash provided by (used in) financing activities ........................             131,817           (7,087,345)
                                                                                        -----------          -----------
Effect of Exchange Rate Changes on Cash .......................................                  --              (36,884)
                                                                                        -----------          -----------
Decrease in Cash ..............................................................            (103,388)            (217,798)
Beginning Cash ................................................................             105,337              383,531
                                                                                        -----------          -----------
Ending Cash ...................................................................         $     1,949          $   165,733
                                                                                        ===========          ===========
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
     Interest expense .........................................................         $    48,144          $   674,665
                                                                                        ===========          ===========

Supplemental Schedule of Non Cash Investing and Financing activities:

Nine months Ended September 30, 2001:
    Issuance of 71 shares of common stock in payment of $5,115 of accrued interest on the 11% Senior Subordinated Discount Notes.

Nine months ended September 30, 2000:
    Issuance of 2,735 shares of common stock in payment of $98,955 of dividends on the 6% Series A Preferred Stock.

                             See Accompanying Notes

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001

                                   (unaudited)



1.       ORGANIZATION:

         International Fast Food Corporation (the "Company" or "IFFC") was incorporated in December 1991 as a Florida corporation. Mitchell Rubinson, Chairman of the Board of Directors of the Company, held a security interest for obligations of $250,000 plus accrued interest in all of the issued and outstanding equity stock of Pizza King Polska Sp.zo.o ("PKP") a wholly-owned subsidiary of the Company and certain accounts receivable of the Company. Mr. Rubinson provided written notice of default to the Company, as well as of his intent to foreclose on the PKP stock in a commercially reasonable manner in accordance with Article 9 of the Uniform Commercial Code. A sale of the PKP stock was held on August 27, 2001.The sole bidder at the sale was Mr. Rubinson who bid $50,000 for the PKP stock, reducing the secured amount owed by the Company to Mr. Rubinson to $200,000. The Company recorded a loss on the sale of the PKP stock of $902,665, which included approximately $115,000 to cover estimated additional losses that may be incurred. The computation of the loss on sale reflected a selling price of $50,000. On November 27, 2000, IFFC entered into a share transfer agreement to sell all of its interest in International Fast Food Polska, Sp.zo.o ("IFFP"), a limited liability corporation, and IFFP's wholly-owned Polish limited liability corporations to American Restaurants Sp.zo.o ("American Restaurants"), as more fully described in Note 3. In connection with this transaction IFFP's exclusive right to develop franchised Burger King Restaurants in Poland was terminated.

         After disposition of the PKP stock, the Company has no operating assets and no sources of operating revenues.

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




2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Basis of Presentation -- The accompanying unaudited consolidated financial statements, which are for interim periods, have been prepared in conformity with the instructions to Form 10-QSB and Item 310 of Regulation S-B and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and may include classifications that will differ from the annual financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2000 of International Fast Food Corporation and Subsidiaries, as filed with the Securities and Exchange Commission. The December 31, 2000 consolidated balance sheet contained herein was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

         The accompanying consolidated financial statements at December 31, 2000, include the accounts of the Company and the accounts of the Company's two wholly-owned Polish limited liability corporations, Krolewska Pizza, Sp.zo.o. ("KP") and Pizza King Polska, Sp.zo.o. ("PKP"). Results of operations of PKP are presented as discontinued operations in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2001 and September 30, 2000. KP had no assets, liabilities or operations as of September 30, 2001. All significant intercompany transactions and balances have been eliminated in consolidation.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                               September 30, 2001

                                   (unaudited)

         Going Concern -- The report of the Company's independent certified public accountants on their audit of the Company's December 31, 2000, financial statements contained uncertainties relating to the Company's ability to continue as a going concern. As shown in the accompanying financial statements, the Company reported net loss of $2,163,751 and had a working capital deficiency and an accumulated deficit of $4,595,021 and $48,719,015 respectively, at September 30, 2001. After the disposition of the PKP Stock, the Company has no operating assets and no sources of operating revenues. See Note 5 for a discussion of unpaid interest on the 9% Convertible Subordinated Debentures. These factors among others raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments relating to the outcome of this uncertainty.

         Liquidity and Plan of Operations -- As of September 30, 2001, IFFC had negative working capital of $4,595,021 and cash of $1,949. The Company has sustained losses from operations since its incorporation in December 1991. For the nine months ended September 30, 2001, the Company reported a net loss of $2,163,751. At September 30, 2001, the Company had an accumulated deficit of $48,719,015 and a shareholders' deficit of $4,444,815. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Management is seeking to obtain additional equity and or debt financing to fund future activities. No assurance can be given that such financing will be obtained or that it can be obtained on favorable terms.

         Net Income (Loss) Per Common Share -- The basic net income (loss) per common share in the accompanying Statements of Operations is based upon the net income (loss) after preferred dividend requirements of $98,955 for the nine months ended September 30, 2001 and 2000, respectively, divided by the weighted average number of shares outstanding during each period. Diluted per share data for the Nine months ended September 30, 2001, and 2000, is the same as basic per share data since the inclusion of all potential common shares that would be issuable upon the exercise of options and warrants and the assumed conversion of convertible debt and preferred stock would have an anti-dilutive affect on income from continuing operations.

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

         Reclassification -- Certain amounts in the September 30, 2000 financial statements have been reclassified to conform to the September 30, 2001 presentation.

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

                               September 30, 2001

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



3.       DISCONTINUED OPERATIONS:

         Mitchell Rubinson, Chairman of the Board of Directors of the Company, held a security interest for obligations of $250,000 plus accrued interest in all of the issued and outstanding equity stock of PKP and certain accounts receivable of the Company. Mr. Rubinson provided written notice of default to the Company, as well as of his intent to foreclose on the PKP stock in a commercially reasonable manner in accordance with Article 9 of the Uniform Commercial Code. A sale of the PKP stock was held on August 27, 2001. The sole bidder at the sale was Mr. Rubinson who bid $50,000 for the PKP stock, reducing the secured amount owed by the Company to Mr. Rubinson to $200,000. The Company recorded a loss on the sale of the PKP stock of $902,665, which included approximately $115,000 to cover estimated additional losses that may be incurred. The computation of the loss on sale reflected a selling price of $50,000.

         Following are the components of net assets and a summary of operating results for the discontinued operations of PKP as of June 30, 2001, the measurement date:

            Assets:
            Current assets                                         $   262,663
            Property and equipment and other assets, net             1,904,680
                                                                   -----------
                 Total Assets                                        2,167,343


            Liabilities:
            Current liabilities                                      1,440,420
                                                                   -----------

            Net assets held by PKP                                 $   726,923
                                                                   ===========

            Sales                                                  $ 1,572,513
            Cost of goods sold and other operating expenses         (1,734,142)
            General and administrative expenses                       (176,829)
            Other, net                                                  58,823
                                                                   -----------
            Net loss from discontinued operations                  $  (279,635)
                                                                   ===========

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                               September 30, 2001

                                   (unaudited)



         The components of the loss on disposition of discontinued operations as of September 30, 2001, is as follows:

                Net investment in discontinued operations             $ 837,552
                Estimated losses after measurement date                 115,113
                Proceeds from disposition                               (50,000)
                                                                      ---------
                Loss  on disposition of discontinued operations       $ 902,665
                                                                      =========

         On November 27, 2000, the Company entered into a share transfer agreement to sell all of its interest in IFFP to American Restaurants in exchange for $2,000,000 in cash and a payment of $333,500 by American Restaurants to Burger King Corporation in settlement of the agreed upon amount of unpaid royalties owed to Burger King Corporation by IFFP and the assumption of all liabilities of IFFP, excluding amounts owed to IFFC. The closing on the sale occurred on March 23, 2001. On December 19, 2000, the Company received $1,000,000 payment toward the purchase price and the $333,500 payment to Burger King Corporation was paid by American Restaurants. On March 23, 2001, the Company received a payment in the amount of $700,000. As a result of this transaction, the results of operations of IFFP for the three and nine months ended September 30, 2000, have been included in "Discontinued Operations" in the accompanying consolidated financial statements.

         The Share Transfer Agreement provided that the purchaser may defer $300,000 of the total purchase price for a period of one year to cover any unrecorded liabilities or other contingencies that existed at the date of the purchase. The $300,000 withheld was deducted from the total proceeds of the sale used in the computation of the loss on disposition of IFFP and is reflected in the accompanying consolidated financial statements as deferred income. The amount of deferred income was reduced by $100,000 during the three months ended September 30, 2001, to reflect additional liabilities incurred by American Restaurants with regard to the settlement of certain real estate leases. The Company has received information from American Restaurants that indicates they do not believe the remaining $200,000 of deferred income is payable to the Company due to certain unrecorded liabilities that existed at the date of the transaction. The Company is presently reviewing the information received and has not yet made a determination of the accuracy of the information. As of September 30, 2001, the Company has a remaining liability of approximately $91,000 to cover any estimated costs associated with the disposition of IFFP from the measurement date of November 27, 2000 through November 27, 2001.

         As of November 27, 2000, the balance sheet of IFFP reflected a note receivable from PKP in the principal amount of $435,155. The share transfer agreement provides that American Restaurants will transfer the PKP debt to a third party designated by IFFC in exchange for a payment of $10,000 to American Restaurants. Mitchell Rubinson, the Company's Chairman of the Board, President and Chief Executive Officer, was designated by IFFC as the third party purchaser. Mr. Rubinson has paid American Restaurants $10,000 in exchange for assignment of the PKP debt. Upon repayment by the Company of all outstanding amounts due to Mitchell Rubinson and his wife Edda Rubinson, the Company had the right to purchase the PKP debt from Mitchell Rubinson and Edda Rubinson for a purchase price of $10,000 (the "Debt Purchase Option"). The Debt Purchase Option terminated if either (i) the Company defaulted on any of its obligations to Mitchell and Edda Rubinson (and such default had neither been waived or cured within the applicable cure period) or (ii) failed to exercise the Debt Purchase Option by December 31, 2002. The Company originally recorded this transaction as a $435,155 capital contribution to IFFC and recorded the liability of $10,000 due to Mr. Rubinson. As a result of the Company's failure to make timely payment on an aggregate of $250,000 of secured loans payable to Mitchell Rubinson, the Debt Purchase Option was terminated and the $435,155 capital contribution was reversed as of September 30, 2001.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                               September 30, 2001

                                   (unaudited)


         Following is a summary of operating results for the discontinued operations of PKP and IFFP for the nine months ended September 30, 2000:

           Sales                                                  $   8,371,558
           Cost of good sold and other operating expenses           (10,703,285)
           General and administrative expenses                       (1,283,802)
           Other, net                                                  (286,939)
                                                                  -------------
           Net loss from discontinued operations                  $  (3,902,468)
                                                                  =============



4.       BANK CREDIT FACILITIES:

         The December 31, 2000 outstanding balance of $26,363 relating to the PKP line of credit was repaid in full on its maturity date of March 26, 2001. In addition all amounts owed under the PKP overdraft credit line were paid in full on the May 31, 2001 expiration date of the credit line.



5.       9% CONVERTIBLE SUBORDINATED DEBENTURES:

         The 9% Convertible Subordinated Debentures (the "Debentures") mature, by their terms, on December 15, 2007, and provide for the payment of cash interest, semi-annually on June 15 and December 15, until maturity. The June 15, 2001 interest payment in the amount of $124,020 was not paid on its scheduled due date or during the cure period. The Company has received a notice of default as to the non payment of interest but has not received a notice of acceleration from the Trustee or the debentureholders although the Trustee or a required number of the debentureholders have the right to accelerate the maturity date of the debt. As a result of these factors the $2,756,000 principal balance of the debentures at September 30, 2001, has been classified as a current liability. At September 30, 2001, accrued interest payable includes $196,535 applicable to the 9% Convertible Subordinated Debentures which includes the $124,020 which was not paid on its scheduled due date of June 15, 2001.



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

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                               September 30, 2001

                                   (unaudited)



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



7.       SHAREHOLDERS' EQUITY:

         During the nine months ended September 30, 2001, the Company sold 96,700 shares of Common Stock at a net per share price of $2.00 pursuant to the terms of a Regulation S offering for a maximum of 200,000 shares. The Regulation S offering was terminated on October 12, 2001, and 103,300 shares were returned to the transfer agent for cancellation.

         In October 1994, in connection with an exchange offer for the 9% Subordinated Convertible Debentures, due December 15, 2007, the Company approved the issuance of 83,920 shares of Series A Preferred Stock. The following is a summary of the terms of the Series A Convertible Preferred Stock:



         Liquidation Value..........................  $100.00 per share upon the voluntary or involuntary
                                                      liquidation, dissolution
                                                      or winding up of the
                                                      Company.

         Dividend...................................  3.0% of the liquidation value per annum beginning
                                                      on June 15 and December 15
                                                      of each year, whether or
                                                      not declared by the Board.
                                                      Dividends may be payable
                                                      in cash or through the
                                                      issuance of the Company's
                                                      Common Stock, which will
                                                      be valued at the average
                                                      closing price of the
                                                      Common Stock for the
                                                      thirty days prior to the
                                                      payment of each dividend.

         Conversion.................................  The Preferred Stock is
                                                      convertible at anytime at
                                                      a conversion price of
                                                      $300.00 per share.


         In August 1999, IFFC issued 158,134 shares of its Series B Convertible Preferred Stock in connection with the exchange of $14,283,452 ($17,900,000 in stated principal amount at maturity) of the 11% Convertible Senior Subordinated Discount Notes. The following is a summary of the terms of the Series B Convertible Preferred Stock.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                               September 30, 2001

                                   (unaudited)

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


         The Company has been advised by the holders of the Series B Convertible Preferred Stock that they intend to convert their preferred shares into common shares.

         The Company's stock option plan provides for the granting of options to qualified employees and directors of the Company. Stock option activity is shown below for the nine months ended September 30, 2001:

                                                                Weighted Average
                                                    Number of     Share Price
                                                    Options
Outstanding at beginning of period..............      4,950          $ 54.14
Granted.........................................         --             -
Expired.........................................       (600)         $ 54.14
Exercised.......................................         --               --
                                                     ------
Outstanding at end of period....................      4,350          $ 54.14
                                                     ======
Exercisable at end of period....................      4,350          $ 54.14
Price range of options outstanding at end of
  period........................................ $40.00 - $75.00
Available for grant at end of period............     35,650

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                               September 30, 2001

                                   (unaudited)



         At September 30, 2001, IFFC had reserved the following shares of Common Stock for issuance:

      Stock option plans...........................................      40,000
      Convertible Debentures convertible into Common Stock at a
           conversion price of $850.00 per share on or before
           December 15, 2007.......................................       3,242
      Series A Preferred Stock convertible into Common Stock at
           a conversion rate of .3333 Common Shares per
           preferred share.........................................      10,995
      Series B Preferred Stock convertible into Common Stock at
           a conversion rate of 1.515 Common Shares per preferred
           share...................................................     239,573
      Accrued interest on 11% Senior Subordinated Discount Notes...         180
                                                                       --------
      Total reserved shares........................................     293,990
                                                                       ========




8.       RELATED PARTY TRANSACTIONS:



         Unsecured Loans -- As of September 30, 2001, the Company was indebted to Edda Rubinson, the wife of Mitchell Rubinson, in the amount of $145,000 and to Mitchell Rubinson in the amount of $8,000..

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

         On July 27, 2001, Mitchell Rubinson demanded payment of the $250,000 principal balance of the notes and upon the failure of the Company to make timely payment of such amount, Mr. Rubinson instituted a foreclosure action (See Notes 1 and 3). A sale of the PKP stock was held on August 27, 2001. The sole bidder at the sale was Mr. Rubinson who bid $50,000 for the PKP stock, reducing the secured amount owed by the Company to Mr. Rubinson to $200,000.

         As of September 30, 2001, the Company owed Mr. Rubinson $200,000 of principal pursuant to the secured notes.

         Other Amounts - As of September 30, 2001, the Company owed Mr. Rubinson $491,539 of salary and benefits and $125,184 of accrued interest.



9.       COMMITMENTS AND CONTINGENCIES:

         The Company maintains its executive offices in approximately 1,600 square feet of leased office space. The lease is for a period of five years expiring in December 2005. Annual lease payments, during the first year of the lease are approximately $50,000 with annual increases of 5%.

              INTERNATIONAL FAST FOOD CORPORATION AND SUBSIDIARIES

                               September 30, 2001

                                   (unaudited)



         The following is a schedule by years of minimum future rentals on the noncancellable operating lease as of September 30, 2001:

                     Twelve Months Ending
                         September 30,
                    ----------------------

                            2002...............          $ 52,000
                            2003...............            55,000
                            2004...............            58,000
                            2005...............            60,000
                            Thereafter.........            16,000
                                                         --------
                                                         $241,000
                                                         ========

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

         We disclaim any obligation to publicly announce the results of any revisions to forward looking statements contained herein to reflect future events or developments.

General

         As of September 30, 2001, we had negative working capital of $4,595,021 and cash of $1,949. Although we believe that we have sufficient funds to finance our present activities through November 30, 2001, we cannot reasonably estimate how long we will be able to satisfy our cash requirements. We are presently seeking a Company or business to acquire or a joint venture arrangement with an existing operating Company. At present, we are not actively negotiating with any specific entities. If we are successful in locating a Company or business to acquire or a joint venture arrangement we will require resources substantially greater than we presently have. There can be no assurance that we will locate a Company or business to acquire or a joint venture arrangement. In addition, there can be no assurance that we will be able to obtain additional financing to finance an acquisition of a company or a business or a joint venture arrangement or that additional financing will be available on acceptable terms to fund future commitments for such activities.

         In November 2000, we sold all of the outstanding share capital of IFFP to American Restaurant Sp.z.o.o for an aggregate purchase price of $2.0 million plus the assumption of certain indebtedness by Amrest. The Burger King development agreement and franchise agreements were terminated and the Company was released from all obligations thereunder. The transaction closed in March 2001.

         Mitchell Rubinson, Chairman of the Board of Directors of the Company, held a security interest for obligations of $250,000 plus accrued interest in all of the issued and outstanding equity stock of PKP and certain accounts receivable of the Company. Mr. Rubinson provided written notice of default to the Company, as well as of his intent to foreclose on the PKP stock in a commercially reasonable manner in accordance with Article 9 of the Uniform Commercial Code. A sale of the PKP stock was held on August 27, 2001. The sole bidder at the sale was Mr. Rubinson who bid $50,000 for the PKP stock, reducing the secured amount owed by the Company to Mr. Rubinson to $200,000. The Company recorded a loss on the sale of the PKP stock of $902,665, which included approximately $115,000 to cover estimated additional losses that may be incurred. The computation of the loss on sale reflected a selling price of $50,000.

         After disposition of the PKP stock, the Company has no operating assets and no sources of operating revenues.


NINE MONTHS ENDED SEPTEMBER 30, 2001 vs NINE MONTHS ENDED SEPTEMBER 30, 2000

Results of Operations

         For the nine months ended September 30, 2001, general and administrative expense of IFFC included salary expenses of $240,720; corporate overhead expenses of $448,454, and depreciation and amortization of $15,542. For the nine months ended September 30, 2000, general and administrative expenses include salary expenses of $226,262; corporate overhead expenses of $436,471, and depreciation and amortization of $155,799. The $113,816 decrease in general and administrative expenses in the nine months ended September 30, 2001, as compared to September 30, 2000, is primarily attributable to a $140,257 reduction in depreciation and amortization expense, which was partially offset by a $14,458 increase in salary expense and a $11,983 increase in corporate overhead expenses.

Discontinued Operations

         Mitchell Rubinson, Chairman of the Board of Directors of the Company, held a security interest for obligations of $250,000 plus accrued interest in all of the issued and outstanding equity stock of PKP and certain accounts receivable of the Company. Mr. Rubinson provided written notice of default to the Company, as well as of his intent to foreclose on the PKP stock in a commercially reasonable manner in accordance with Article 9 of the Uniform Commercial Code. A sale of the PKP stock was held on August 27, 2001. The Company recorded a loss on the sale of the PKP stock of $902,665, which included approximately $115,000 to cover estimated additional losses that may be incurred. The computation of the loss on sale reflected a selling price of $50,000. During July 2001, the Company advanced an additional $50,000 to PKP which was charged against the accrual for estimated costs of discontinued operations.

         On November 27, 2000, the Company entered into a share transfer agreement to sell all of its interest in IFFP to American Restaurants in exchange for $2,000,000 in cash and a payment of $333,500 by American Restaurants to Burger King Corporation in settlement of the agreed upon amount of unpaid royalties owed to Burger King Corporation by IFFP and the assumption of all liabilities of IFFP, excluding amounts owed to IFFC. The closing on the sale occurred March 23, 2001. In December 2000, the Company received a $1,000,000 payment toward the purchase price and the $333,500 payment to Burger King Corporation was paid by American Restaurants. On March 23, 2001, the Company received a payment in the amount of $700,000. As a result of the above transaction, the results of operations of PKP for the three and nine months ended September 30, 2001 and 2000, and the results of IFFP for the three and nine months ended September 30, 2000, have been presented as "Discontinued Operations" in the consolidated financial statements included elsewhere herein. Components of the loss from discontinued operations are as follows:

                                                                         Nine Months Ended September 30,
                                                           -------------------------------------------------------------
                                                                        2001                             2000
                                                           -----------------------------    ----------------------------
                                                             Amount           % of Sales       Amount           % of Sales
         Restaurant sales...............................   $1,572,513           100.0       $ 8,371,558            100.0
         Food and packaging costs.......................      503,503            32.0         2,777,465             33.2
                                                           ----------          ------       -----------           ------
            Gross profit................................    1,069,010            68.0         5,594,093             66.8
         Other operating expenses.......................    1,230,639            78.3         7,925,820             94.7
         General and Administrative expenses............      176,829            11.2         1,283,802             15.3
         Other, net.....................................      (58,823)           (3.7)          286,939              3.4
                                                           ----------          ------       -----------           ------
            Loss from discontinued operations...........   $ (279,635)          (17.8)      $(3,902,468)           (46.6)
                                                           ==========          ======       ===========           ======

         As of November 27, 2000, the balance sheet of IFFP reflected a note receivable from PKP in the principal amount of $435,155. The share transfer agreement provides that Amrest will transfer the PKP debt to a third party designated by IFFC in exchange for a payment of $10,000 to Amrest. Mitchell Rubinson, the Company's Chairman of the Board, President and Chief Executive Officer, was designated by IFFC as the third party purchaser. Mr. Rubinson paid Amrest $10,000 in exchange for assignment of the PKP debt. Upon repayment by the Company of all outstanding amounts due to Mitchell Rubinson and his wife Edda Rubinson, the Company had the right to purchase the PKP debt from Mitchell Rubinson and Edda Rubinson for a purchase price of $10,000 (the "Debt Purchase Option"). The Debt Purchase Option terminated if either (i) the Company defaulted on any of its obligations to Mitchell and Edda Rubinson (and such default was neither waived or cured within the applicable cure period) or (ii) fails to exercise the Debt Purchase Option by December 31, 2002. The Company recorded this transaction as a $435,155 capital contribution to IFFC and recorded the liability of $10,000 due to Mr. Rubinson. As a result of the Company's failure to make timely payment on an aggregate of $250,000 of secured loans payable to Edda and Mitchell Rubinson, the Debt Purchase Option was terminated and the $435,155 capital contribution was reversed as of September 30, 2001.

         For the nine months ended September 30, 2001, we generated a net loss of $2,163,751 or $3.39 per share of our common stock compared to net income of $312,583 or $.47 per share of our common stock for the nine months ended September 30, 2000. Net income for the nine months ended September 30, 2000, includes a nonrecurring gain of $6,321,816 from the settlement of various disputes with Burger King Corporation.

         For the nine months ended September 30, 2001 and 2000, interest and other income were comprised as follows:

                                                                             Nine Months Ended September 30,
                                                                           ----------------------------------
                                                                             2001                     2000
                                                                           --------                 -------
         Interest income.........................................          $     19                 $19,493
         All other, net..........................................             3,960                  54,950
                                                                           --------                 -------
         Total...................................................          $  3,979                 $74,443
                                                                           ========                 =======

         All other, net includes various non-recurring charges and credits.

         Interest expense for continuing operations is comprised as follows:

                                                                             Nine Months Ended September 30,
                                                                             2001                     2000
                                                                           --------                 -------
         Interest expense on subordinated convertible debentures           $ 186,030              $  186,030
         Amortization of debt issuance costs....................              24,942                 388,011
         Accretion of discount on 11% convertible senior
              subordinated discount notes ......................                  --                 732,553
         Interest expense on bank facilities....................                  --                  27,056
         Shareholder loans......................................              69,742                  29,026
                                                                           ---------              ----------
              Total ............................................           $ 280,714              $1,362,676
                                                                           =========              ==========

         The $1,018,962 reduction in interest expense for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, resulted primarily from conversion of the 11% Convertible Senior Subordinated Discount Notes to common stock in November 2000, and the repayment of all bank debt in August 2000.

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

         Net cash used in operating activities for the nine months ended September 30, 2001 was $713,980 as compared to net cash provided by operating activities for the nine months ended September 30, 2000 of $6,031,331. The decrease was primarily attributable to a loss of $2,163,751 in the 2001 period as compared to net income of $312,583 in the 2000 period, as well as a reduction of non-cash charges to income of approximately $5,100,000 in the 2001 period, as compared to the 2000 period.

         Net cash flows provided by investing activities was $478,775 for the nine months ended September 30, 2001, as compared to net cash flows provided by investing activities of $875,100 for the nine months ended September 30, 2000. The approximate $396,325 decrease was attributable to an increase of approximately $71,000 in payments for furniture, equipment, buildings and leasehold improvements in the 2001 period as compared to the 2000 period. During the 2001 period as compared to the 2000 period, the Company received $700,000 from its sale of IFFP and disposal of approximately $91,000 of cash in connection with the discontinued operations of PKP. In the 2000 period the Company received $999,990 from the liquidation of certificates of deposit, which was used to repay bank debt during the period.

         Net cash provided by financing activities was $131,817 for the nine months ended September 30, 2001, as compared to net cash used in financing activities of $7,087,345 for the nine months ended September 30, 2000. The approximate $7,219,000 decrease in cash used in the 2001 period as compared to the 2000 period is primarily attributable to a higher level of bank borrowings and repayments in the 2000 period, as well as an approximate $1,193,000 decrease in the 2001 period in borrowings, net of repayments to shareholders.

         As of September 30, 2001, IFFC had negative working capital of approximately $4,595,021 and cash of $1,949. The Company has sustained losses from operations since its incorporation in December 1991. For the nine months ended September 30, 2001 and 2000, the Company reported a net loss of $2,163,751 and net income of $312,583, respectively. At September 30, 2001 the Company had an accumulated deficit of $48,719,015 and a and a shareholders' deficit of $4,444,815. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

         9% Convertible Subordinated Debentures - The 9% Convertible Subordinated Debentures (the "Debentures") mature, by their terms, on December 15, 2007, and provide for the payment of cash interest, semi-annually on June 15 and December 15, until maturity. The June 15, 2001 interest payment in the amount of $124,020 was not paid on its scheduled due date or during the cure period. The Company has received a notice of default as to the non payment of interest but has not received any notice of acceleration from the Trustee or the debentureholders although the Trustee or a required number of the debentureholders have the right to accelerate the maturity date of the debt. As a result of these factors the $2,756,000 principal balance of the debentures at September 30, 2001, has been classified as a current liability. At September 30, 2001, accrued interest payable includes $196,365 applicable to the 9% Convertible Subordinated Debentures which includes the $124,020 which was not paid on its scheduled due date of June 15, 2001.



         Shareholder Loans --

          Unsecured Loans -- As of September 30, 2001, the Company was indebted to Edda Rubinson, the wife of Mitchell Rubinson, in the amount of $145,000 and to Mitchell Rubinson in the amount of $8,000.

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

         As of September 30, 2001, the Company owed Mr. Rubinson $200,000 of principal pursuant to the secured notes.

         Other Amounts -- As of September 30, 2001, the Company owed Mr. Rubinson $491,539 of salary and benefits and $125,184 of accrued interest.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a)      None



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      None

(b) The following reports on Form 8-K were filed during the quarter ended September 30, 2001:



                           (i) The Company filed a current report on Form 8-K on July 25, 2001, in connection with a demand for payment of all principal and accrued interest relating to $250,000 principal amount of secured debt due to Mitchell Rubinson.

                           (ii) The Company filed an amended current report on Form 8-K/A on September 24, 2001, in connection with the sale of its Polish subsidiary, Pizza King Polska Sp.zo.o to Mitchell Rubinson.

                                 (ii) SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, International Fast Food has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       INTERNATIONAL FAST FOOD CORPORATION



DATE:  November 13, 2001                   By: /s/ Mitchell Rubinson
                                               -----------------------------
                                               Mitchell Rubinson, Chairman of
                                               the Board, Chief Executive
                                               Officer (Principal Executive
                                               Officer), President, Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)